Form 10-Q
period 1996-09-30
PEGASUS COMMUNICATIONS CORP
filed 1996-11-14
CIK 1015629

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1996
                                        ------------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 0-21389
                                                -------

                       PEGASUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               51-0374669
-------------------------------                          ---------------------
(State of other jurisdiction of                               (IRS Employer
 incorporation of organization)                           Identification Number)

c/o Pegasus Communications Management Company,
5 Radnor Corporate Center; Suite 454, Radnor, PA                  19087
------------------------------------------------               ---------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:   (610) 341-1801
                                                       -------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


Number of shares of each class of the registrant's common stock outstanding as of November 11, 1996:

         Class A, Common Stock, $0.01 par value               4,471,437
         Class B, Common Stock, $0.01 par value               4,581,900

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 1996


                                                                         Page
                                                                         ----
Part I.  Financial Information


         Item 1      Combined Financial Statements

                     Combined Balance Sheets
                       December 31, 1995 and September 30, 1996            3

                     Combined Statements of Operations
                       Three months ended  September 30, 1995 and 1996     4

                     Combined Statements of Operations
                       Nine months ended  September 30, 1995 and 1996      5

                     Combined Statements of Cash Flows
                       Nine months ended  September 30, 1995 and 1996      6

                     Notes to Combined Financial Statements                7


         Item 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.     13


Part II.  Other Information




         Item 6            Exhibits and Reports on Form 8-K.              18

         Signature                                                        19

                       Pegasus Communications Corporation
                             Combined Balance Sheets


                                                           December 31,         September 30,
                                                               1995                 1996
                                                          --------------        --------------
                        ASSETS                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                              $  11,974,747        $   5,668,285
    Restricted cash                                            9,881,198                   --
    Accounts receivable, less allowance for doubtful
    accounts at December 31, 1995 and September 30,
    1996 of $238,000 and $256,000, respectively                4,884,045            4,467,768
    Program rights                                               931,664            1,451,077
    Inventory                                                  1,100,899              233,629
    Deferred taxes                                                42,440               77,887
    Prepaid expenses and other                                   329,895            1,480,774
                                                           -------------        -------------
      Total current assets                                    29,144,888           13,379,420

Property and equipment, net                                   16,571,538           26,015,359
Intangible assets, net                                        48,028,410           80,780,835
Program rights                                                 1,932,680            2,227,268
Deposits and other                                                92,325              166,498
                                                           -------------        -------------
      Total assets                                         $  95,769,841        $ 122,569,380
                                                           =============        =============

                LIABILITIES AND TOTAL EQUITY

Current liabilities:
    Notes payable                                          $     316,188        $      51,666
    Advances payable - related party                             468,327                   --
    Current portion of long-term debt                            271,934              376,127
    Accounts payable                                           2,494,738            2,398,242
    Accrued interest                                           5,173,745            3,190,440
    Accrued expenses                                           1,712,603            4,767,734
    Current portion of program rights payable                  1,141,793            1,581,374
                                                           -------------        -------------
      Total current liabilities                               11,579,328           12,365,583
                                                           -------------        -------------

Long-term debt, net                                           82,308,195          117,240,865
Program rights payable                                         1,421,399            1,539,915
Deferred taxes                                                   211,902              137,349
                                                           -------------        -------------
      Total liabilities                                       95,520,824          131,283,712

Commitments and contingent liabilities                                --                   --

Total equity (deficiency):
    Preferred stock                                                   --                   --
    Common stock                                                   1,700                1,700
    Additional paid-in capital                                 7,880,848            7,880,848
    Retained earnings (deficit)                                1,825,283           (3,203,594)
    Partners' deficit                                         (9,458,814)         (13,393,286)
                                                           -------------        -------------
      Total equity (deficiency)                                  249,017           (8,714,332)
                                                           -------------        -------------
    Total liabilities and equity                           $  95,769,841        $ 122,569,380
                                                           =============        =============

             See accompanying notes to combined financial statements

                       Pegasus Communications Corporation

                        Combined Statements of Operations



                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                               1995                 1996
                                                                            ----------           -----------
                                                                                      (unaudited)

Revenues:
   Broadcasting revenue,
    net of agency commissions                                               $  3,355,005        $  5,020,614
   Barter programming revenue                                                  1,315,140           1,337,643
   Basic and satellite service                                                 2,561,551           3,853,157
   Premium services                                                              436,671             540,565
   Other                                                                         214,179             185,635
                                                                            ------------        ------------
    Total revenues                                                             7,882,546          10,937,614
                                                                            ------------        ------------

Operating expenses:
   Barter programming expense                                                  1,315,140           1,337,643
   Programming                                                                 1,247,131           2,198,216
   General and administrative                                                  1,127,390           1,555,994
   Technical and operations                                                      666,517             815,158
   Marketing and selling                                                         764,771           1,518,797
   Incentive compensation                                                         87,788             175,625
   Corporate expenses                                                            411,983             365,072
   Depreciation and amortization                                               2,313,046           3,574,631
                                                                            ------------        ------------
    Loss from operations                                                         (51,220)           (603,522)

Interest expense                                                              (2,619,964)         (3,359,071)
Interest income                                                                  184,362              20,026
Other expenses, net                                                               15,665             (14,952)
                                                                            ------------        ------------
   Loss before income taxes
     and extraordinary items                                                  (2,471,157)         (3,957,519)
Provision for income taxes                                                        10,000              22,756
                                                                            ------------        ------------
   Loss before extraordinary items                                            (2,481,157)         (3,980,275)
Extraordinary gain (loss) from
  extinguishment of debt, net                                                  6,931,323            (250,603)
                                                                            ------------        ------------
   Net income (loss)                                                        $  4,450,166         ($4,230,878)
                                                                            ============        ============

Income (loss) per share:
   Loss before extraordinary items                                                ($0.47)            ($0.76)
   Extraordinary (loss) gain                                                        1.32              (0.05)
                                                                            ------------        ------------
   Net income (loss)                                                               $0.85             ($0.81)
                                                                            ============        ============

   Weighted average shares outstanding
    (see note 7)                                                               5,235,833           5,235,833
                                                                            ============        ============

             See accompanying notes to combined financial statements

                       Pegasus Communications Corporation
                        Combined Statements of Operations


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                            1995                    1996
                                                         ------------             ------------
                                                                     (Unaudited)

Revenues:
      Broadcasting revenue,
        net of agency commissions                      $  9,770,738                $14,347,439
      Barter programming revenue                          3,635,100                  3,820,000
      Basic and satellite service                         7,362,475                  9,964,424
      Premium services                                    1,238,290                  1,488,513
      Other                                                 477,751                    499,477
                                                       ------------               ------------
        Total revenues                                   22,484,354                 30,119,853
                                                       ------------               ------------

 Operating expenses:
      Barter programming expense                          3,635,100                  3,820,000
      Programming                                         3,883,754                  5,862,461
      General and administrative                          3,021,519                  4,053,184
      Technical and operations                            2,024,047                  2,425,639
      Marketing and selling                               2,818,302                  3,893,414
      Incentive compensation                                443,995                    605,390
      Corporate expenses                                  1,025,023                  1,074,190
      Depreciation and amortization                       6,240,180                  8,479,427
                                                       ------------               ------------
        Loss from operations                               (607,566)                   (93,851)

 Interest expense                                        (5,969,800)                (8,929,328)
 Interest income                                            184,362                    171,513
 Other expenses, net                                        (68,633)                   (76,493)
                                                       ------------               ------------
      Loss before income taxes
        and extraordinary items                          (6,461,637)                (8,928,159)
  Provision (benefit) for income taxes                       30,000                   (110,000)
                                                       ------------               ------------
      Loss before extraordinary items                    (6,491,637)                (8,818,159)
  Extraordinary gain (loss) from
   extinguishment of debt, net                            6,931,323                   (250,603)
                                                       ------------               ------------
      Net income (loss)                                $    439,686               ($ 9,068,762)
                                                       ============               ============

  Income (loss) per share:
      Loss before extraordinary items                        ($1.24)                    ($1.68)
      Extraordinary (loss) gain                                1.32                      (0.05)
                                                       ------------               ------------
      Net income (loss)                                       $0.08                     ($1.73)
                                                       ============               ============

      Weighted average shares outstanding
       (see note 7)                                       5,235,833                    235,833
                                                       ============               ============

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                        Combined Statements of Cash Flows


                                                                         Nine Months Ended September 30,
                                                                     ----------------------------------------
                                                                          1995                    1996
                                                                     ----------------        ----------------
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                  $    439,686                ($ 9,068,762)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Extraordinary (gain) loss on
      extinguishment of debt, net                                       (6,931,323)                    250,603
     Depreciation and amortization                                       6,240,180                   8,479,427
     Program rights amortization                                         1,140,261                   1,063,439
     Accretion on discount of bonds                                                                    294,066
     Bad debt expense                                                      140,309                     (92,413)
     Deferred income taxes                                                  30,000                    (110,000)
     Payments of programming rights                                     (1,006,527)                 (1,319,343)
     Change in assets and liabilities:
        Accounts receivable                                                148,338                    (184,324)
        Inventory                                                         (554,492)                    867,270
        Restricted cash                                                 (9,768,877)                  9,875,818
        Prepaid expenses and other                                         (70,821)                 (1,152,317)
        Accounts payable & accrued expenses                               (652,472)                  3,495,061
        Accrued interest                                                 2,144,304                  (2,292,849)
        Deposits and other                                                     463                     (74,173)
                                                                      ------------                ------------
   Net cash provided (used in) by operating activities                  (8,700,971)                 10,031,503

Cash flows from investing activities:
      Acquisitions                                                              --                 (43,050,514)
      Capital expenditures                                              (2,063,765)                 (2,606,717)
      Purchase of intangible assets                                     (1,912,368)                   (843,210)
      Other                                                                 (1,200)                         --
                                                                      ------------                ------------
   Net cash used for investing activities                               (3,977,333)                (46,500,441)

Cash flows from financing activities:
      Proceeds from long-term debt                                      82,439,688                     247,736
      Borrowings on revolving credit facility                            2,591,335                  40,400,000
      Proceeds from long-term borrowings
        from related parties                                                13,000                          --
      Repayments on revolving credit facility                          (51,762,444)                 (8,894,653)
      Debt issuance costs                                               (3,640,450)                 (1,383,670)
      Capital lease repayments                                            (159,374)                   (206,937)
      Distributions to Parent                                          (12,500,000)                         --
      Proceeds from the issuance of common stock                         4,000,000                          --
                                                                      ------------                ------------
   Net cash provided by  financing activities                           20,981,755                  30,162,476
Net increase (decrease) in cash and cash equivalents                     8,303,451                  (6,306,463)
Cash and cash equivalents, beginning of period                           1,380,029                  11,974,747
                                                                      ============                ============
Cash and cash equivalents, end of period                              $  9,683,480                $  5,668,285
                                                                      ============                ============

             See accompanying notes to combined financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries and affiliates stated below, the "Company"), a Delaware corporation incorporated in May 1996, is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent").

         Pegasus Media & Communications, Inc. ("PM&C") is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST") and MCT Cablevision, Limited Partnership ("MCT"). PBT operates broadcast television stations affiliated with the Fox Broadcasting Company television network ("Fox"). PCT, together with its subsidiary, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") and MCT operate cable television systems that provide service to individual and commercial subscribers in New England and Puerto Rico, respectively. PST provides direct broadcast satellite service to customers in the New England area. PBA holds a television station license which simulcasts programming from a station operated by PBT.

         On October 8, 1996, the Company completed an initial public offering (the "Initial Public Offering") in which it sold 3,000,000 shares of its Class A Common Stock to the public at a price of $14.00 per share resulting in net proceeds to the Company of $38.1 million. The Company applied the net proceeds from the Initial Public Offering as follows: (i) $17.9 million for the payment of the cash portion of the purchase price of the Michigan/Texas DBS Acquisition,
(ii) $12.0 million to the Ohio DBS Acquisition, (iii) $3.0 million to repay the indebtedness under the Credit Facility, (iv) $1.9 million to make a payment on account of the Portland Acquisition, (v) $1.4 million for the payment of the cash portion of the purchase price of the Management Agreement Acquisition, and
(vi) $1.4 million for the Towers Purchase. The Management Agreement Acquisition and the Towers Purchase were accounted for using the pooling of interest method.

         On October 31, 1994, the limited partnerships, which owned and operated PCH's broadcast television, cable and satellite operations, restructured and transferred their assets to the PM&C's subsidiaries, PBT, PCT and PST, respectively. This reorganization has been accounted for as if a pooling of interests had occurred.

         Pegasus Towers L.P. ("Towers"), an affiliated entity of Pegasus, owns and operates television and radio transmitting towers located in Pennsylvania and Tennessee.

         Pegasus Communications Management Company ("PCMC"), an affiliated entity of Pegasus, provides certain management and accounting services to its affiliates.

2. Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying unaudited combined financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The combined financial statements include the accounts of Pegasus, PM&C, PBT, PCT, PST, PBA, MCT, Towers and PCMC and their subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim period.

                       PEGASUS COMMUNICATIONS CORPORATION
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

2. Summary of Significant Accounting Policies (continued):

Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

Inventories:

         Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at lower of cost or market on a first-in, first-out basis.

Revenue:

         The Company operates in three industry segments: broadcast television ("TV"), direct broadcast satellite television ("DBS") and cable television ("Cable"). The Company recognizes revenue in its TV operations when advertising spots are broadcast. The Company recognizes revenue in its DBS and Cable operations when video and audio services are provided.

Programming:

         The Company obtains a portion of its programming, including presold advertisements, through its network affiliation agreement with Fox and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox. For running independent producers' programming, the Company receives no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell for its own account. Barter programming revenue and the related expense are recognized when the presold advertisements are broadcasted. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

3.  Common Stock:

On July 7, 1995, as part of a plan of reorganization, the Company agreed to exchange 161,500 shares of Class A Common Stock for all of the existing common stock outstanding of the Company, all outstanding shares of PST and a 99% limited partnership interest in PBA. The Company also acquired all of the outstanding interests of MCT for nominal consideration. Additionally, the Company issued 8,500 shares of Class B Common stock on July 7, 1995 in connection with the note offering (see footnote 4).

                       PEGASUS COMMUNICATIONS CORPORATION
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


3. Common Stock (continued):

         At December 31, 1995 and September 30, 1996, common stock consists of the following:

           Pegasus  Class A  common  stock,  $0.01  par  value;  230,000  shares
               authorized;  161,500 issued and outstanding . . . . . . . . . . .                     $1,615
           Pegasus  Class  B  common  stock,  $0.01  par  value;  20,000  shares
               authorized;  8,500 issued and outstanding . . . . . . . . . . . .                         85
                                                                                                   ---------
               Total  common  stock  . . . . . . . . . . . . . . . . . . . . . .                     $1,700
                                                                                                   =========

         Pro forma, as if the Initial Public Offering, the exchange of the PM&C Class B Shares for shares of the Company's Class A Common Stock (the "Registered Exchange Offer") and the issuance of Class A Common Stock in transaction occuring concurrently with the Initial Public Offering had happened at September 30, 1996, common stock consists of the following:

                                                                                                    Pro Forma
           Pegasus Class A common stock,  $0.01 par value;  30.0 million  shares
               authorized; 4,663,229 issued and outstanding  . . . . . . . . .                         $46,632
           Pegasus Class B common stock,  $0.01 par value;  15.0 million  shares
               authorized; 4,581,900 issued and outstanding  . . . . . . . . .                          45,819
                                                                                                    -----------
               Total  common  stock  . . . . . . . . . . . . . . . . . . . . . .                       $92,451
                                                                                                    ===========

         The pro forma data above assume that the Registered Exchange Offer has been consummated and that all holders of the PM&C Class B Shares accept the offer. If all Holders do not accept this offer, the actual pro forma data would differ from that set forth herein.

4. Long-Term Debt:

Long-term debt consists of the following at:

                                                                      December 31,                   September 30,
                                                                          1995                            1996
                                                                     ----------------               -----------------
Series B Notes  payable  by PM&C,  due  2005,  interest  at                           (in thousands)
    12.5%,  payable  semi-annually in arrears on January 1,
    and   July   1,   net  of   unamortized   discount   of
    $3,804,546  and  $3,510,480 as of December 31, 1995 and
    September 30, 1996, respectively........................                 $81,195                         $81,490

Senior seven year revolving credit facility dated August
    29, 1996, interest at the Company's option at either
    the bank's prime rate, plus an applicable margin or
    LIBOR, plus an applicable margin (8.25% at September
    30, 1996)..............................................                       -                           31,600
Mortgage payable, due 2000, interest at 8.75%..............                      518                             503

Other......................................................                      761                           3,849
                                                                     ----------------               -----------------
                                                                              82,474                         117,442
Less current maturities...................................                       240                             365
                                                                     ----------------               -----------------
Long-term debt............................................                   $82,234                        $117,077
                                                                     ================               =================

         On July 7, 1995, the Company sold 85,000 units consisting of $85,000,000 12.5% Series A Senior Subordinated Notes due 2005 (the "Series A Notes") and 8,500 shares of Class B Common stock. All of the Series A Notes were exchanged for the Series B Notes which have substantially identical terms. The net proceeds from the sale were used to (i) repay approximately $38.6 million in loans and other obligations, (ii) repurchase $26.0 million of notes for approximately $13.0 million resulting in an extraordinary gain of $10.2 million, net of expenses of $2.8 million, (iii) make a $12.5 million distribution to PCH,
(iv) escrow $9.7 million for the purpose of paying interest on the Notes, (v) pay $3.3 million in fees and expenses and (vi) fund proposed acquisitions.

                       PEGASUS COMMUNICATIONS CORPORATION
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


4. Long-Term Debt (continued):

Credit Facility

         On August 29, 1996, PM&C entered into a $50.0 million seven-year senior revolving credit facility, which is collateralized by substantially all of the assets of PM&C. On the same date, the Company had drawn $8.8 million to repay all amounts outstanding under the $10.0 million senior collateralized five-year revolving credit facility and approximately $22.8 million to fund the acquisition of Dom's Tele-Cable, Inc. ("Dom's").

5. Commitments and Contingent Liabilities:

Legal Matters:

         The operations of the Company are subject to regulation by the Federal Communications Commission ("FCC") and other franchising authorities, including the Connecticut Department of Public Utility Control ("DPUC"). During 1994, the DPUC ordered a reduction in the rates charged by PCT-CT for its basic cable service tier and equipment charges and refunds for related overcharges, plus interest, retroactive to September 1, 1993 requiring PCT-CT to issue refunds totaling $141,000. In December 1994, the Company filed an appeal with the FCC. In March 1995, the FCC granted a stay of the DPUC's rate reduction and refund order pending the appeal. The FCC has not ruled on the appeal and the outcome cannot be predicted with any degree of certainty. The Company believes it will prevail in its appeal. In the event of an adverse ruling, the Company expects to make refunds in kind rather than in cash.

         The Company is currently contesting a claim for unpaid premiums on its workers insurance policy assessed by the state insurance fund of Puerto Rico. Based upon current information available, the Company's liability related to the claim is estimated to be less than $200,000.

         From time to time the Company is also involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to the above claims will not have a material adverse effect on the combined operations, cash flows or financial position of the Company.

6. Acquisitions:

         On January 29, 1996, PCH acquired 100% of the outstanding stock of Portland Broadcasting, Inc. ("PBI"), a wholly owned subsidiary of Bride Communications, Inc. ("BCI") which owns the tangible assets of WPXT, Portland, Maine. PCH immediately transferred ownership of PBI to the Company. The aggregate purchase price of PBI amounted to $11.7 million of which $4.2 million was allocated to fixed and tangible assets and $7.5 million to goodwill. On September 20, 1996, PCH acquired the FCC license and Fox Affiliation Agreement of WPXT for aggregate consideration of $3.0 million.

         Effective March 1, 1996, the Company acquired the principal tangible assets of WTLH, Inc. and certain of its affiliates for approximately $5.0 million in cash, except for the FCC license and Fox affiliation agreement. Additionally, WTLH License Corp., an unrestricted subsidiary of the Company, entered into a put/call agreement regarding the FCC license and Fox affiliation agreement with General Management Consultants, Inc. ("GMC"), the licensee of WTLH, Tallahassee, Florida. As a result of entering into the put/call agreement, the Company recorded $3.1 million in intangible assets and long term debt representing the FCC license and Fox affiliation agreement and the related contingent liability. The aggregate purchase price of the principal assets of WTLH, Inc. amounted to $8.1 million of which $2.2 million was allocated to fixed and tangible assets and $5.9 million to various intangible assets. The Company programs WTLH under a Time Brokerage Agreement with GMC.

                       PEGASUS COMMUNICATIONS CORPORATION
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)

6. Acquisitions (continued):

         In addition, the Company granted the owners of WTLH a warrant to purchase $1.0 million of stock at the initial public offering price. The warrant expires 120 days after the effective date of the registration statement relating to the Company's initial public offering.

         Effective September 1, 1996, the Company acquired all of the assets of Dom's for approximately $25.0 million in cash and $1.4 million in assumed liabilities. Dom's operates cable systems serving ten communities contiguous to the Company's Mayaguez, Puerto Rico cable system. The aggregate purchase price of the principal assets of Dom's amounted to $26.4 million of which $4.7 million was allocated to fixed and tangible assets and $21.7 million to various intangible assets.

         The following summary, prepared on a pro forma basis, combines the results of operations as if the above stations and cable system had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made on those dates or of results which may occur in the future. This pro forma does not include the Michigan/Texas DBS Acquisition, the Ohio DBS acquisition or the New Hampshire sale, all which did not occur as of September 30, 1996.

                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
             (in thousands, except earnings per share)       (unaudited)
                                                         1995           1996
                                                      ----------      ---------
             Net  Revenues  .  . . . . . . . . . . .     $32,756        $34,844
                                                      ===========     ==========
             Operating  income  (loss)  . . . .. . .      $1,277           $330
                                                      ===========     ==========
             Net  loss . . . . . . . . . . . . . . .     $(6,803)      $(10,240)
                                                      ===========     ==========
             Net  loss  per  share . . . . . . . . .     $ (1.30)        $(1.96)
                                                      ===========     ==========

7. Other Events:

Additional Acquisitions and Sale

         On May 30, 1996, PCH entered into an agreement with Harron Communications Corp., under which the Company acquired the rights to provide DIRECTV programming in certain rural areas of Michigan and Texas and the related assets in exchange for approximately $17.9 million in cash and $11.9 million of the Company's Class A Common Stock. This transaction was completed on October 8, 1996.

         On November 6, 1996, the Company entered into an agreement with State Cable TV Corp. to sell substantially all assets of its New Hampshire cable system for approximately $7.1 million in cash. The Company anticipates recognizing a gain in the transaction. This transaction is expected to be completed in the first quarter of 1997.

         On November 8, 1996, the Company acquired, from Horizon Infotech, Inc., a division of Chillicothe Telephone Company, the rights to provide DIRECTV programming in certain rural areas of Ohio and the related assets in exchange for approximately $12.0 million in cash.

                       PEGASUS COMMUNICATIONS CORPORATION
              NOTES TO COMBINED FINANCIAL STATEMENTS - (Continued)


7. Other Events (continued):

Pro Forma Income (Loss) Per Share

         Historical earnings per share has not been provided since it is not meaningful due to the combined presentation of Pegasus. Pro forma earnings per share has been presented as if Pegasus operated as a consolidated entity for the year ended December 31, 1995 and the nine months ended September 30, 1996.

         The pro forma income (loss) per share has been calculated based upon 5,235,833 shares outstanding and has been retroactively applied. The pro forma share information does not include 3.0 million shares issued in the Initial Public Offering or the 852,110 shares issued in connection with the Michigan/Texas DBS Acquisition. The pro forma average shares consists of the following:


                                                                        Class A          Class B          Total
                                                                        -------          -------          -----
            o Exchange for 161,500 Class A shares of PM&C . . . .                       3,380,435        3,380,435
            o Exchange for 8,500 Class B shares of PM&C . . . . .       191,792                            191,792
            o Exchange  for 5,000  shares  of Parent  non-voting
                common  stock . . . . . . . . . . . . . . . . . .       263,606                            263,606
            o Exchange  for  certain  assets and  liabilities  of
                PCMC at an initial  public  offering price of $14
                per  share  . . . . . . . . . . . . . . . . . . .                       1,400,000        1,400,000
                                                                      =============    ============    ============
                                                                        455,398         4,780,435        5,235,833
                                                                      =============    ============    ============

                       PEGASUS COMMUNICATIONS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company is a diversified media and communications company operating in three business segments: TV, DBS and Cable. The Company owns and operates five Fox affiliated television stations. The principal tangible assets of two of such stations were acquired in the first quarter of 1996. DBS operations consist of providing DIRECTV service in certain areas of New England, Michigan and Texas in which the Company holds the exclusive right to provide such services. The Company acquired the exclusive rights for providing DIRECTV services in Michigan and Texas in October 1996. Its cable operations consist of systems in New England and Puerto Rico. The Company acquired an additional Puerto Rico cable system effective September 1, 1996.

         TV revenues are derived from the sale of broadcast air time to local and national advertisers. DBS revenues are derived from monthly customer subscriptions, pay-per-view services, Digital Satellite System ("DSS") equipment rentals, leases and installation charges. Cable revenues are derived from monthly subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs and (iv) general and administrative expenses. TV programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to TV program suppliers in lieu of cash. DBS programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of program service revenues. Cable programming expenses typically consist of amounts paid to program suppliers on a per subscriber basis.

         Location Cash Flow is defined as net revenues less location operating expenses. Although Location Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow is accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

Discussion and Analysis of Operating Results

Three months ended September 30, 1996 compared to three months ended September 30, 1995

         The Company's net revenues increased by approximately $3.1 million or 39% for the three months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $1.7 million or 37% increase in TV revenues of which $225,000 or 13% was due to ratings growth which the Company was able to convert into higher revenues and $1.5 million or 87% resulting from acquisitions made in the first quarter of 1996, (ii) a $608,000 or 143% increase in revenues from the increased number of DBS subscribers, (iii) a $482,000 or 48% increase in Puerto Rico cable revenues due primarily to acquisitions effective September 1, 1996, (iv) a $228,000 or 13% increase in New England cable revenues due primarily to rate increases and new combined service packages, and (v) a $8,000 increase in Tower rental income.

                       PEGASUS COMMUNICATIONS CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

         The Company's total location operating expenses increased by approximately $2.3 million or 34% for the three months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $1.1 million or 34% increase in TV operating expenses as the net result of a $22,000 or 1% decrease in same station direct operating expenses and a $1.1 million increase attributable to stations acquired in the first quarter of 1996, (ii) a $818,000 or 280% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $401,000, royalty costs of $42,000, marketing increases of $246,000, customer support charge increases of $98,000 and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $31,000, all generated from the increased number of DBS subscribers, (iii) a $226,000 or 37% increase in Puerto Rico cable operating expenses as the net result of a $22,000 or 4% decrease in same system direct operating expenses and a $248,000 increase attributable to the system acquired effective September 1, 1996, (iv) a $124,000 or 14% increase in New England cable operating expenses due primarily to increases in programming costs associated with the new combined service packages, and (v) a $3,000 increase in Tower administrative expenses.

         As a result of these factors, Location Cash Flow increased by $748,000 or 27% for the three months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $593,000 or 44% increase in TV Location Cash Flow of which $252,000 or 42% was due to an increase in same station Location Cash Flow and $341,000 or 58% was due to an increase attributable to stations acquired in the first quarter of 1996, (ii) a $210,000 decrease in DBS Location Cash Flow due to increased marketing costs, (iii) a $256,000 or 65% increase in Puerto Rico cable Location Cash Flow of which $20,000 or 8% was due to an increase in same system Location Cash Flow and $236,000 or 92% was due to an to the system acquired effective September 1, 1996, (iv) a $104,000 or 12% increase in New England cable Location Cash Flow, and (v) a $5,000 increase in Tower Location Cash Flow.

         As a result of these factors, incentive compensation which is calculated from increases in Location Cash Flow increased by approximately $87,000 for the three months ended September 30, 1996 as compared to the same period in 1995 due mainly to the increases in revenues.

         Corporate expenses decreased by $47,000 or 11% for the three months ended September 30, 1996 as compared to the same period in 1995.

         Depreciation and amortization expense increased by approximately $1.3 million for the three months ended September 30, 1996 as compared to the same period in 1995 as the Company increased its fixed and intangible assets as a result of three completed acquisitions during 1996.

         As a result of these factors, income from operations decreased by approximately $552,000 for the three months ended September 30, 1996 as compared to the same period in 1995.

         Interest expense increased by approximately $739,000 or 28% for the three months ended September 30, 1996 as compared to the same period in 1995 as a result of an increase in debt associated with the Company's 1996 acquisitions.

         The Company's net loss increased by $8.7 million for the three months ended September 30, 1996 as compared to the same period in 1995 and was the net result of a decrease in income from operations of approximately $553,000, an increase in interest expenses of $739,000, a decrease in extraordinary items of $7.2 million from extinguishment of debt, an increase in the provision for income taxes of $13,000 and a decrease in other expenses of approximately $194,000.

                       PEGASUS COMMUNICATIONS CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995


         The Company's net revenues increased by approximately $7.6 million or 34% for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $4.8 million or 35% increase in TV revenues of which $942,000 or 20% was due to ratings growth which the Company was able to convert into higher revenues and $3.9 million or 80% resulting from acquisitions made in the first quarter of 1996, (ii) a $1.6 million or 173% increase in revenues from the increased number of DBS subscribers, (iii) a $521,000 or 17% increase in Puerto Rico cable revenues due primarily to acquisitions effective September 1, 1996, (iv) a $638,000 or 13% increase in New England cable revenues due primarily to rate increases and new combined service packages, and (v) a $28,000 increase in Tower rental income.

         The Company's total location operating expenses increased by approximately $4.7 million or 30% for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $2.7 million or 27% increase in TV operating expenses as the net result of a $47,000 or 1% decrease in same station direct operating expenses and a $2.6 million increase attributable to stations acquired in the first quarter of 1996, (ii) a $1.5 million or 159% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $857,000, royalty costs of $87,000, marketing increases of 246,000, customer support charge increases of $119,000 and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $169,000, all generated from the increased number of DBS subscribers, (iii) a $212,000 or 11% increase in Puerto Rico cable operating expenses as the net result of a $36,000 or 2% decrease in same system direct operating expenses and a $248,000 increase attributable to the system acquired effective September 1, 1996, (iv) a $313,000 or 12% increase in New England cable operating expenses due primarily to increases in programming costs associated with the new combined service packages, and (v) a $2,000 decrease in Tower administrative expenses.

         As a result of these factors, Location Cash Flow increased by $3.0 million or 42% for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of (i) a $2.1 million or 60% increase in TV Location Cash Flow of which $942,000 or 45% was due to an increase in same station Location Cash Flow and $1.2 million or 55% was due to an increase attributable to stations acquired in the first quarter of 1996, (ii) a $191,000 increase in DBS Location Cash Flow, (iii) a $309,000 or 27% increase in Puerto Rico cable Location Cash Flow of which $73,000 or 24% was due to an increase in same system Location Cash Flow and $236,000 or 76% was due to the system acquired effective September 1, 1996, (iv) a $325,000 or 14% increase in New England cable Location Cash Flow, and (v) a $30,000 increase in Tower Location Cash Flow.

         As a result of these factors, incentive compensation which is calculated from increases in Location Cash Flow increased by approximately $161,000 for the nine months ended September 30, 1996 as compared to the same period in 1995 due mainly to the increases in revenues.

         Corporate expenses increased by $49,000 or 5% for the nine months ended September 30, 1996 as compared to the same period in 1995 primarily due to the initiation of public reporting requirements for PM&C.

         Depreciation and amortization expense increased by approximately $2.2 million for the nine months ended September 30, 1996 as compared to the same period in 1995 as the Company increased its fixed and intangible assets as a result of three completed acquisitions during 1996.

         As a result of these factors, income from operations increased by approximately $513,000 for the nine months ended September 30, 1996 as compared to the same period in 1995.

                       PEGASUS COMMUNICATIONS CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

         Interest expense increased by approximately $3.0 million or 50% for the nine months ended September 30, 1996 as compared to the same period in 1995 as a result of a combination of the Company's issuance of Notes on July 7, 1995 and an increase in debt associated with the Company's 1996 acquisitions. A portion of the proceeds from the issuance of the Notes was used to retire floating debt on which the effective interest rate was lower than the 12.5% interest rate under the Notes.

         The Company's net loss increased by $9.5 million for the nine months ended September 30, 1996 as compared to the same period in 1995 and was the net result of an increase in income from operations of approximately $513,000, an increase in interest expenses of $3.0 million, a decrease in extraordinary items of $7.2 million from extinguishment of debt, a decrease in the provision for income taxes of $140,000 and a decrease in other expenses of approximately $21,000.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been the net cash provided by its TV and Cable operations and credit available under its credit facilities. Additionally, the Company had $9.9 million in a restricted cash account at December 31, 1995 that was used to pay interest on the Company's Notes in January and July 1996. The Company's principal uses of its cash have been to fund acquisitions, to meet its debt service obligations, to fund investments in its TV and cable technical facilities and fund investments in cable and DSS equipment that is rented or leased to subscribers.

         During the nine months ended September 30, 1996, net cash provided by operations was approximately $10.0 million, which together with $12.0 million of cash on hand and $30.2 million of net cash provided by the Company's financing activities was used to fund investing activities of $46.5 million. Investment activities consisted of (i) the acquisitions of PBI and WTLH for approximately $17.1 million, (ii) the purchase of Dom's for $26.0 million, (iii) the purchase of the PCT-CT office facility and headend facility for $201,000, (iv) the fiber upgrade in PCT-CT amounting to $323,000, (iii) the purchase of DSS units used as rental and lease units amounting to $832,000 and (iv) maintenance and other capital expenditures and intangibles totaling approximately $2.4 million. As of September 30, 1996, the Company's cash on hand approximated $5.7 million.

         The Company entered into a seven-year, senior collateralized revolving credit facility (the "Credit Facility") for $50.0 million. The amount of the Credit Facility will reduce quarterly beginning March 31, 1998. As of September 30, 1996, $31.6 had been drawn to retire the prior credit facility and to fund the acquisition of Dom's. The Company believes that following the acquisitions of Dom's, WTLH and WPXT it will have adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

         On October 8, 1996, the Company completed an initial public offering in which it sold 3,000,000 shares of its Class A Common Stock to the public at a price of $14.00 per share. The proceeds were used to complete various acquisitions, pay down debt totaling $3.0 million and $522,000 for general corporate purposes (see note 1).

         The Company closely monitors conditions in the capital markets to identify opportunities for the effective and prudent use of financial leverage. In financing its future expansion and acquisition requirements, the Company would expect to avail itself of such opportunities and thereby increase its indebtedness which could result in increased debt service requirements. The Company is currently contemplating issuing additional securities (which may include convertible or nonconvertible debt securities or preferred stock, common stock, warrants to purchase common stock, or a combination thereof) to refinance existing debt, to fund expansion and future acquisitions and/or to fund general corporate purposes. There can be no assurance that such financing can be completed on terms satisfactory to the Company or at all. The Company's ability to incur additional indebtedness

                       PEGASUS COMMUNICATIONS CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

is limited under the terms of the indenture ("the Indenture") and the Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of profitability. Under terms of the Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent. The Company may also issue additional equity to fund future expansion and acquisition requirements.

Capital Expenditures

         The Company expects to incur capital expenditures in the aggregate of $14.7 million in 1996 and 1997 in comparison to $2.6 million in 1995. With the exception of the recurring renewal and refurbishment expenditures of approximately $1.6 million per year, these capital expenditures are discretionary and nonrecurring in nature. The Company believes that substantial opportunities exist for it to increase Location Cash Flow through the implementation of several significant capital improvement projects. In addition to recurring renewal and refurbishment expenditures, the Company's capital expenditure plans for 1996 and 1997, currently include (i) TV expenditures of approximately $6.1 million for broadcast television transmitter, tower and facility constructions and upgrades, (ii) DBS expenditures of approximately $4.1 million for DSS equipment purchases for lease and rental to the Company's DIRECTV subscribers and certain subscriber acquisition costs, and (iii) Cable expenditures of approximately $1.3 million for the interconnection of the Puerto Rico Cable systems and fiber upgrades in Puerto Rico and New England. Beyond 1997, the Company expects its ongoing capital expenditures to consist primarily of renewal and refurbishment expenditures totaling approximately $1.6 million annually. For the nine month period ended September 30, 1996, the Company incurred $2.6 million in capital expenditures. There can be no assurance that the Company's capital expenditure plans will not change in the future, especially if future acquisitions are made.

Other

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from direct and indirect subsidiaries. Under the terms of the Indenture relating to PM&C's Series B Notes, PM&C is prohibited from paying dividends prior to July 1, 1998. The payment of dividends subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture, and will also be subject to lender consent under the terms of the Credit Facility.

         PM&C's ability to incur additional indebtedness is limited under the terms of the Indenture and the Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent.

         The Company's revenues vary throughout the year. As is typical in the TV industry, the Company's first quarter generally produces the lowest revenues for the year, and the fourth quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term. The impact of such advertising and promotion may or may not be realized in future periods.

         The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. Substantially all of the Company's indebtedness bear interest at a fixed rate.

         The Company has reviewed the provisions of Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in debt and Equity securities," and No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of," and believes that future implementation of the above standards will not have a material impact on the Company.

Part II. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:


         27       Financial Data Schedule


(b) Reports on Form 8-K


                  On October 22, 1996, the Company filed a Form 8-K dated October 8, 1996 reporting under Item 2 the acquisition of DBS territories in certain rural areas of Texas and Michigan and related assets from Harron Communications Corp. in exchange for $11.9 million of Class A Common Stock (valued at the price to the public of $14.00 per share in the Initial Public Offering) and approximately $17.9 million in cash. The Form 8-K contained financial statements relating to this acquisition.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Pegasus Communications Corporation



Date November 14, 1996       By /s/ Robert N. Verdecchio
     -----------------          ---------------------------
                                Robert N. Verdecchio
                                Sr. Vice-President and Chief Financial Officer