Form 10-K
period 1996-12-31
PEGASUS COMMUNICATIONS CORP
filed 1997-03-31
CIK 1015629

=============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1996
                               -----------------
                                     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                to
                                   ----------------  --------------

                         Commission File Number 0-21389
                                               ---------

                       PEGASUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                51-0374669
                --------                                ----------
     (State of other jurisdication of                 (IRS Employer
      incorporation of organization)               Identification Number)


c/o Pegasus Communications Management Company,
5 Radnor Corporate Center, Suite 454, Radnor, PA              19087
------------------------------------------------           -----------
(Address of principal executive offices)                    (Zip code)


       Registrant's telephone number, including area code: (610) 341-1801
                                                          ----------------

           Securities registered pursuant to section 12(b) of the Act:
                                      None

         Securities registered pursuant to section 12(g) of the Act:
                               Title of each class
                               -------------------
                     Common Stock, Class A; $0.01 par value

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             ------   ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock (Common Stock, Class A) held by non-affiliates of the Registrant as of the close of business on March 21, 1997 was approximately $57.1 million based on the closing sale price of the Class A Common Stock on the Nasdaq National Market. (Reference is made to the paragraph captioned "Calculation of Aggregate Market Value of Nonaffiliate Shares" of Part II, Item 5 herein for a statement of assumptions upon which this calculation is based).

   Number of shares of each class of the Registrant's common stock outstanding as of March 21, 1997:

             Class A, Common Stock, $0.01 par value     5,164,608
             Class B, Common Stock, $0.01 par value     4,581,900

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Prospectus dated March 26, 1997, filed as part of the Registrant's Registration Statement on Form S-1, File No. 333-23595 (the "Prospectus") are incorporated by reference into Part I of this Report on Form 10-K.

=============================================================================

                       PEGASUS COMMUNICATIONS CORPORATION
                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                  --------
                                                PART I
Item 1.    Business...................................................................................  1
Item 2.    Properties ................................................................................ 13
Item 3.    Legal Proceedings.......................................................................... 14
Item 4.    Submission of Matters to a Vote of Security Holders........................................ 14

                                                PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters ................. 15
Item 6.    Selected Historical Consolidated Financial Data............................................ 16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..... 19
Item 8.    Financial Statements and Supplementary Data................................................ 25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....... 25

                                               PART III

Item 10.   Executive Officers and Directors of the Registrant ........................................ 26
Item 11.   Executive Compensation..................................................................... 27
Item 12.   Security Ownership of Certain Beneficial Owners and Management............................. 31
Item 13.   Certain Relationships and Related Transactions............................................. 32

                                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................ 34

                      PEGASUS COMMUNICATIONS CORPORATION

                                    PART I

   For definitions of certain terms used in this Report, the section captioned "Prospectus Summary -- Glossary of Defined Terms" (pages 10-13) of the Prospectus is incorporated herein by reference.

   This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see the information contained in the section captioned "Risk Factors" (pages 14-19) of the Prospectus, which is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1: BUSINESS

GENERAL

   Pegasus Communications Corporation ("Pegasus," and together with its direct and indirect subsidiaries, the "Company") is a diversified media and communications company whose subsidiaries operate in two media segments: multichannel television and broadcast television. Pegasus Multichannel provides DBS and Cable television to 92,000 subscribers in twelve states and Puerto Rico in franchise areas that include 1.5 million households and 149,000 businesses. Pegasus Broadcast owns and operates five television stations affiliated with FOX and has entered into agreements to operate two additional TV stations in two of these markets in 1997. See footnote 16 to the Company's Consolidated Financial Statements, included herein, for financial results by business segment. The Company has grown through the acquisition and operation of media and communications properties characterized by clearly identifiable "franchises" and significant operating leverage, which enables increases in revenues to be converted into disproportionately greater increases in Location Cash Flow.

   The Company's operating strategy is to generate consistent revenue growth and to convert this revenue growth into disproportionately greater increases in Location Cash Flow. The Company seeks to achieve revenue growth (i) in DBS by identifying market segments in which DIRECTV programming will have strong appeal, developing marketing and promotion campaigns to increase consumer awareness of and demand for DIRECTV programming within those market segments and building distribution networks consisting of consumer electronics and satellite equipment dealers, programming sales agents and the Company's own direct sales force, and, (ii) in Cable by increasing the number of its subscribers and revenue per subscriber through improvements in signal reception, the quality and quantity of its programming, line extensions and rate increases and (iii) in TV by attracting a dominant share of the viewing of underserved demographic groups it believes to be attractive to advertisers and by developing aggressive sales forces capable of "overselling" its stations' share of those audiences. The Company seeks to convert increases in revenues into disproportionately greater increases in Location Cash Flow through the use of incentive plans, which reward employees in proportion to annual increases in Location Cash Flow, coupled with rigorous budgeting and strict cost controls.

   The Company's acquisition strategy is to identify media and communications businesses in which significant increases in Location Cash Flow may be realized and where the ratio of required investment to potential Location Cash Flow is low. The Company seeks to acquire (i) new DIRECTV services territories in order to capitalize on operating efficiencies and economies of scale and (ii) new television and cable properties at attractive prices for which the Company can improve its operating results.

MULTICHANNEL TELEVISION

DBS -- DIRECTV

   DIRECTV is a multichannel DBS programming service initially introduced to United States television households in 1994. DIRECTV currently offers in excess of 175 channels of near laser disc quality video and CD quality audio programming and transmits via three high-power Ku band satellites, each containing 16 transponders. As of December 31, 1996, there were over 2.3 million DIRECTV subscribers. DIRECTV expects to have approximately ten million subscribers by the year 2000.

   The equipment required for reception of DIRECTV services (a DSS unit) includes an 18-inch satellite antenna, a digital receiver approximately the size of a standard VCR and a remote control, all of which are used with standard television sets. Each DSS receiver includes a "smart card" which is uniquely addressed to it. The smart card, which can be removed from the receiver, prevents unauthorized reception of DIRECTV services and retains billing information on pay-per-view usage, which information is sent at regular intervals from the DSS receiver telephonically to DIRECTV's authorization and billing system. DSS units also enable subscribers to receive United States Satellite Broadcasting Company, Inc. ("USSB") programming. USSB is a DBS service whose programming consists of 25 channels of video programming transmitted via five transponders it owns on DIRECTV's first satellite. USSB primarily offers Time Warner and Viacom satellite programming services, such as multiple channels of HBO and Showtime, which are not available through DIRECTV but which are generally complementary to DIRECTV programming.

 THE COMPANY'S DBS OPERATIONS

   The Company owns, through agreements with the NRTC, the exclusive right to provide DIRECTV services in certain rural areas of Arkansas, Connecticut, Indiana, Massachusetts, Michigan, Mississippi, New Hampshire, New York, Ohio, Texas, Virginia and West Virginia. The Company's New England DBS service area encompasses all of its New England Cable systems except for its systems in central Massachusetts. Its Michigan DBS service area covers nine counties in the Flint, Saginaw and thumb regions of Michigan, its Texas DBS service area covers seven counties approximately 45 miles south of the Dallas/Fort Worth metroplex, its Ohio DBS service area covers 11 counties in southern Ohio, its Indiana DBS service area covers seven counties in Indiana, its Mississippi service area covers eight counties in Mississippi, its Arkansas service area covers Garland County in central Arkansas, and its Virginia/West Virginia service area covers five counties in southwestern Virginia and the southern portion of West Virginia.


                                          Homes                                                                          Average
                                           Not         Homes                                                             Monthly
                             Total       Passed        Passed                                 Penetration                Revenue
DIRECTV                    Homes in        by            by            Total         ------------------------------        Per
Territory                  Territory     Cable(1)     Cable(2)     Subscribers(3)    Total     Uncabled     Cabled    Subscriber(4)
 ----------------------    -----------   ---------   -----------   --------------    -------   ----------   -------   -------------
Owned:
Western New
 England  .............      288,273      41,465       246,808         6,969          2.4%       13.1%        0.6%
New Hampshire  ........      167,531      42,075       125,456         4,210          2.5%        8.1%        0.6%
Martha's Vineyard and
  Nantucket ...........       20,154       1,007        19,147           818          4.1%       61.4%        1.0%
Michigan  .............      241,713      61,774       179,939         7,326          3.0%        8.7%        1.1%
Texas  ................      149,530      54,504        95,026         5,735          3.8%        7.6%        1.7%
Ohio  .................      167,558      32,180       135,378         5,477          3.3%       12.1%        1.2%
Indiana  ..............      131,025      34,811        96,214         6,479          4.9%       12.6%        2.2%
Mississippi  ..........      101,799      38,797        63,002         6,705          6.6%       14.6%        1.6%
Arkansas  .............       36,458       2,408        34,050         1,734          4.8%       34.4%        2.7%
Virginia/West Virginia .      92,097      10,015        82,082         5,830          6.3%       45.8%        1.5%
                          -----------   ---------    -----------   --------------   -------   ----------    --------
  Total  ..............    1,396,138     319,036     1,077,102        51,283          3.7%       12.0%        1.2%        $41.45
                          ===========   =========    ===========   ==============   =======   ==========    ========  -------------

------
(1) Based on NRTC estimates of primary residences derived from 1990 U.S. census data and after giving effect to a 1% annual housing growth rate and seasonal residence data obtained from county offices. Does not include business locations. Includes approximately 24,400 seasonal residences.

(2) Based on NRTC estimates of primary residences derived from 1990 U.S. census data and after giving effect to a 1% annual housing growth rate and seasonal residence data obtained from county offices. Does not include business locations. Includes approximately 92,400 seasonal residences.

(3) As of February 7, 1997.

(4) Based upon 1996 revenues and weighted average 1996 subscribers.

  BUSINESS STRATEGY

   As the exclusive provider of DIRECTV services in its purchased territories, the Company provides a full range of services, including installation, authorization and financing of equipment for new subscribers as well as billing, collections and customer service support for existing subscribers. The Company's operating strategy in DBS is to (i) establish strong relationships with retailers, (ii) build its own direct sales and distribution channels, (iii) develop local and regional marketing and promotion to supplement DIRECTV's national advertising, and (iv) offer equipment rental, lease and purchase options.

   The Company anticipates continued growth in subscribers and operating profitability in DBS through increased penetration of DIRECTV territories it currently owns and additional acquisitions. The Company's New England DBS Territory achieved positive Location Cash Flow in 1995, its first full year of operations. The Company's DIRECTV subscribers currently generate revenues of approximately $41 per month at an average gross margin of 34%. The Company's remaining expenses consist of marketing costs incurred to build its growing base of subscribers and overhead costs which are predominantly fixed. As a result, the Company believes that future increases in its DBS revenues will result in disproportionately greater increases in Location Cash Flow.

   The Company also believes that there is an opportunity for additional growth through the acquisition of DIRECTV territories held by other NRTC members. NRTC members are the only independent providers of DIRECTV services. Approximately 220 NRTC members collectively own DIRECTV territories consisting of approximately 7.7 million television households in predominantly rural areas of the United States, which the Company believes are among the most likely to subscribe to DBS services. These territories comprise 8% of United States television households, but represent approximately 23% of DIRECTV's existing subscriber base. As the only publicly held, independent provider of DIRECTV services, the Company believes that it is well positioned to achieve economies of scale through the acquisition of DIRECTV territories held by other NRTC members.

  DIRECTV PROGRAMMING

   DIRECTV programming includes (i) cable networks, broadcast networks and audio services available for purchase in tiers for a monthly subscription, (ii) premium services available a la carte or in tiers for a monthly subscription,
(iii) sports programming (including regional sports networks and seasonal college and major professional league sports packages) available for a yearly, seasonal or monthly subscription and (iv) movies and events available for purchase on a pay-per-view basis. Satellite and premium services available a la carte or for a monthly subscription are priced comparably to cable. Pay-per-view movies are generally $2.99 per movie. Movies recently released for pay-per-view are available for viewing on multiple channels at staggered starting times so that a viewer generally would not have to wait more than 30 minutes to view a particular pay-per-view movie.

  DISTRIBUTION, MARKETING AND PROMOTION

   In general, subscriptions to DIRECTV programming are offered through commissioned sales representatives who are also authorized by the manufacturers to sell DSS units. DIRECTV programming is offered (i) directly through national retailers (e.g. Sears, Circuit City and Best Buy) selected by DIRECTV, (ii) through consumer electronics dealers authorized by DIRECTV to sell DIRECTV programming, (iii) through satellite dealers and consumer electronics dealers authorized by five regional sales management agents ("SMAs") selected by DIRECTV, (iv) through members of the NRTC who, like the Company, have agreements with the NRTC to provide DIRECTV services, and (v) by AT&T, which has the exclusive right to market, except in NRTC territories, DIRECTV services to all residential customers. All programming packages currently must be authorized by the Company in its service areas.


   The Company markets DIRECTV programming services and DSS units in its distribution area in two separate but overlapping ways. In residential market segments where authorized DSS dealers offer the purchase, inventory and sale of the DSS unit, the Company seeks to develop close, cooperative relationships with these dealers and provides marketing, subscriber authorization, installation and customer service support. In these circumstances, the dealer earns a profit on the sale of the DSS unit and from a commission payable by the Company for the sale of DIRECTV programming, while the Company may receive a profit from a subscriber's initial installation and receives the programming service revenues payable by the subscriber. Many DSS dealers are also authorized to offer the Company's lease program.

   In addition, the Company has developed a network of its own sales agents ("Programming Sales Agents") from among local satellite dealers, utilities, cable installation companies, retailers and other contract sales people or organizations. Programming Sales Agents earn commissions on the lease or sale of DSS units, as well as on the sale of DIRECTV programming.

   The Company seeks to identify and target market segments within its service area in which it believes DIRECTV programming services will have strong appeal. Depending upon their individual circumstances, potential subscribers may subscribe to DIRECTV services as a source of multichannel television where no other source currently exists, as a substitute for existing cable service due to its high price or poor quality or as a source of programming which is not available via cable but which is purchased as a supplement to existing cable service. The Company seeks to develop promotional campaigns, marketing methods and distribution channels designed specifically for each market segment.

   The Company's primary target market consists of residences which are not passed by cable or which are passed by older cable systems with fewer than 40 channels. The Company estimates that its exclusive DIRECTV territories contain approximately 319,000 television households which are not passed by cable and approximately 649,000 television households which are passed by older cable systems with fewer than 40 channels. The Company actively markets DIRECTV services as a primary source of television programming to potential subscribers in this market segment since the Company believes that it will achieve its largest percentage penetration in this segment.

   The Company also targets potential subscribers who are likely to be attracted by specific DIRECTV programming services. This market segment includes (i) residences in which a high percentage of the viewing is devoted to movie rentals or sports, (ii) residences in which high fidelity audio or video systems have been installed and (iii) commercial locations (such as bars, restaurants, hotels and private offices) which currently subscribe to pay television or background music services. The Company estimates that its exclusive DIRECTV territories contain approximately 120,000 commercial locations.

   The Company also targets seasonal residences in which it believes that the capacity to start and discontinue DIRECTV programming seasonally or at the end of a rental term has significant appeal. These subscribers are easily accommodated on short notice without the requirement of a service call because DIRECTV programming is a fully "addressable" digital service. The Company estimates that its exclusive DIRECTV territories contain approximately 117,000 seasonal residences in this market segment.

   Additional target markets include apartment buildings, multiple dwelling units and private housing developments. RCA/Thomson has recently begun commercial sales of DSS units designed specifically for use in such locations.

   Finally, DIRECTV has announced its intention to utilize a portion of the additional capacity from its third satellite and improved compression to offer, in a joint venture with Microsoft, one or more data services to residences and businesses in 1997. When this occurs, the Company believes that additional market segments will develop for data services within its service areas.

   The Company benefits from national promotion expenditures incurred by DIRECTV, USSB and licensed manufacturers of DSS, such as RCA/Thomson and Sony, to increase consumer awareness and demand for DIRECTV programming and DSS units. The Company benefits as well from national, regional and local advertising placed by national retailers, satellite dealers and consumer electronics dealers authorized to sell DIRECTV programming and DSS units. The Company also undertakes advertising and promotion cooperatively with local dealers designed for specific market segments in its distribution area, which are placed through local newspapers, television, radio and yellow pages. The Company supplements its advertising and promotion campaigns with direct mail, telemarketing and door-to-door direct sales.

CABLE

BUSINESS STRATEGY


   The Company operates cable systems whose revenues and Location Cash Flow it believes can be increased with limited increases in fixed costs. In general, the Company's Cable systems (i) have the capacity to offer in excess of 50 channels of programming, (ii) are "addressable" and (iii) serve communities where off-air reception is poor. The Company's business strategy in cable is to achieve revenue growth by (i) adding new subscribers through improved signal quality, increases in the quality and the quantity of programming, housing growth and line extensions and (ii) increasing revenues per subscriber through new program offerings and rate increases. The Company emphasizes the development of strong engineering management and the delivery of a reliable, high-quality signal to subscribers. The Company adds new programming (including new cable services, premium services and pay-per-view movies and events) and invests in additional channel capacity, improved signal delivery and line extensions to the extent it believes that it can add subscribers at a low incremental fixed cost.

   The Company believes that significant opportunities for growth in revenues and Location Cash Flow exist in Puerto Rico from the delivery of traditional cable services. Cable penetration in Puerto Rico averages 34% (versus a United States average of 65% to 70%). The Company believes that this low penetration is due principally to the limited amount of Spanish language programming offered on Puerto Rico's cable systems. In contrast, Spanish language programming represents virtually all of the programming offered by television stations in Puerto Rico. The Company believes that cable penetration in its Puerto Rico Cable systems will increase over the next five years as it substitutes Spanish language programming for much of the English language cable programming currently offered. The Company may also selectively expand its presence in Puerto Rico.

THE CABLE SYSTEMS

   The following table sets forth general information for the Company's Cable systems.

                                                                                                     Average
                                                                                                     Monthly
                                     Homes in        Homes                            Basic          Revenue
                        Channel      Franchise       Passed          Basic           Service           per
Cable Systems           Capacity      Area(1)     by Cable(2)   Subscribers(3)    Penetration(4)    Subscriber
 -------------------   ----------   -----------    -----------   --------------   --------------   ------------
New England  .......         (5)       22,900        22,500         15,000              67%           $33.55
Mayaguez  ..........       62          38,300        34,000         10,400              31%           $31.55
San German(6)  .....       50(7)       72,400        47,700         15,800              33%           $30.40
                                    -----------    -----------   --------------   --------------   ------------
 Total Puerto Rico                    110,700        81,700         26,200              32%           $30.85
                                    -----------    -----------   --------------   --------------   ------------
  Total  ...........                  133,600       104,200         41,200              40%           $32.45
                                    ===========    ===========   ==============   ==============   ============

------
(1) Based on information obtained from municipal offices.
(2) A home is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the cable distribution plant. These data are the Company's estimates as of December 31, 1996.
(3) A home with one or more television sets connected to a cable system is counted as one basic subscriber. Bulk accounts (such as motels or apartments) are included on a "subscriber equivalent" basis whereby the total monthly bill for the account is divided by the basic monthly charge for a single outlet in the area. This information is as of January 31, 1997.
(4) Basic subscribers as a percentage of homes passed by cable.
(5) The channel capacities of New England Cable systems are 36 and 62 and represent 29% and 71% of the Company's New England Cable subscribers in Connecticut and Massachusetts, respectively.
(6) The San German Cable System was acquired upon consummation of the Cable Acquisition in August 1996.
(7) After giving effect to certain system upgrades, this system will be capable of delivering 62 channels.

  PUERTO RICO CABLE SYSTEMS

   Mayaguez. The Mayaguez Cable system serves the port city of Mayaguez, Puerto Rico's third largest municipality and the economic hub of the western coast of Puerto Rico. The economy is based largely on pharmaceuticals, canning, textiles and electronics. Key employers include Eli Lilly, Bristol Laboratories, Bumble Bee, Neptune, Allergan, Hewlett-Packard, Digital Equipment, Wrangler and Levi Strauss. At Janaury 31, 1997, the system passed approximately 34,000 homes with 260 miles of plant and had 10,400 basic subscribers, representing a basic penetration rate of 31%. The system currently has a 62-channel capacity and offers 58 channels of programming. The system is fully addressable.

   San German. The San German Cable System serves a franchised area comprising ten communities and approximately 72,400 households. The system currently serves eight of these communities (two towns are unbuilt) with 480 miles of plant from two headends. At January 31, 1997, the system had 15,800 subscribers. The economy is based largely on tourism, light manufacturing, pharmaceuticals and electronics. Key employers include Baxter Laboratories, General Electric, OMJ Pharmaceuticals, White Westinghouse and Allergan Medical Optics. The system currently offers 45 channels of programming and has a 50 channel capacity. The system is fully addressable.

   Consolidation of Puerto Rico Systems. As a result of the Cable Acquisition, the Company serves contiguous franchise areas of approximately 111,000 households. The Company plans to increase the channel capacity of the San German Cable System to 62 channels and to consolidate the headends, offices, billing systems, channel lineup, and rates of the Mayaguez and San German Cable systems. The consolidated system will consist of one headend serving approximately 26,200 subscribers and passing approximately 82,000 homes with 740 miles of plant. The Company estimates that the consolidation will result in significant expense savings and will also enable it to increase revenues in the San German Cable System from the addition of pay-per-view movies, additional programming (including Spanish language channels) and improvements in picture quality. The Company also plans to expand the system to pass an additional 8,950 homes in the San German franchise.

  NEW ENGLAND CABLE SYSTEMS

   The Company's New England Cable systems consist of five headends serving 13 towns in Connecticut and Massachusetts. At January 31, 1997, these systems had approximately 15,000 basic subscribers. New England Cable systems historically have had higher than national average basic penetration rates due to the region's higher household income levels and poor off air reception. The Company's systems offer addressable converters to all premium and pay-per-view customers, which allow the Company to activate these services without the requirement of a service call. The Massachusetts system was acquired in June 1991 (with the exception of the North Brookfield, Massachusetts Cable system, which was acquired in July 1992), and the Connecticut system was acquired in August 1991.

   In January 1997, the Company consummated the New Hampshire Cable Sale, which resulted in net proceeds to the Company of approximately $7.1 million. The Company's New Hampshire Cable systems consisted of two headends serving six towns. At January 31, 1997, these systems had approximately 3,600 basic subscribers.

TV

BUSINESS STRATEGY

   The Company's operating strategy in TV is focused on (i) developing strong local sales forces and sales management to maximize the value of its stations' inventory of advertising spots, (ii) improving the stations' programming, promotion and technical facilities in order to maximize their ratings in a cost-effective manner and (iii) maintaining strict control over operating costs while motivating employees through the use of incentive plans, which rewards Company employees in proportion to annual increases in Location Cash Flow.

   The Company seeks to maximize demand for each station's advertising inventory and thereby increase its revenue per spot. Each station's local sales force is incentivized to attract first-time television advertisers as well as provide a high level of service to existing advertisers. Sales management seeks to "oversell" the Company's share of the local audience. A television station oversells its audience share if its share of its market's television revenues exceeds its share of the viewing devoted to all stations in the market. Historically, the Company's stations have achieved oversell ratios ranging from 120% to 200%. The Company recruits and develops sales managers and salespeople who are aggressive, opportunistic and highly motivated.

   In addition, the Company seeks to make cost-effective improvements in its programming, promotion and transmitting and studio equipment in order to enable its stations to increase audience ratings in its targeted demographic segments. In purchasing programming, the Company seeks to avoid competitive program purchases and to take advantage of group purchasing efficiencies resulting from the Company's ownership of multiple stations. The Company also seeks to counter-program its local competitors in order to target specific audience segments which it believes are underserved.

   The Company utilizes its own market research together with national audience research from its national advertising sales representative and program sources to select programming that is consistent with the demographic appeal of the Fox network, the tastes and lifestyles characteristic of the Company's markets and the counter-programming opportunities it has identified. Examples of programs purchased by the Company's stations include "Home Improvement," "Seinfeld," "The Simpsons," "Mad About You," and "Frazier" (off-network); "Star Trek: The Next Generation" and "Baywatch" (syndication); and "Jenny Jones," "Rosie O'Donnell," and various game shows (first run). In addition, the Company's stations purchase children's programs to complement the Fox Children's Network's Monday through Saturday programs. Each of the Company's stations is its market leader in children's viewing audiences, with popular syndicated programming such as Disney's "Aladdin" and "Gargoyles" complementing Fox programs such as the "Mighty Morphin Power Rangers" and "R.L. Stine's Goosebumps."

   The Company's acquisition strategy in TV seeks to identify stations in markets of between 200,000 and 600,000 television households (DMAs 40 to 120) which have no more than four competitive commercial television stations licensed to them and which have a stable and diversified economic base. The Company has focused upon these markets because it believes that they have exhibited consistent and stable increases in local advertising and that television stations in them have fewer and less aggressive direct competitors. In these markets, the Company seeks television stations whose revenues and market revenue share can be substantially improved with limited increases in their fixed costs.

   The Company is actively seeking to acquire additional stations in new markets and to enter into LMAs with owners of stations or construction permits in markets where it currently owns and operates Fox affiliates. The Company has historically purchased Fox affiliates because (i) Fox affiliates generally have had lower ratings and revenue shares than stations affiliated with ABC, CBS and NBC and, therefore, greater opportunities for improved performance, and (ii) Fox affiliated stations retain a greater share of their inventory of advertising spots than do stations affiliated with ABC, CBS or NBC, thereby enabling these stations to retain a greater share of any increase in the value of their inventory. The Company is pursuing expansion in its existing markets through LMAs because second stations can be operated with limited additional fixed costs (resulting in high incremental operating margins) and can allow the Company to create more attractive packages for advertisers and program providers.

THE STATIONS

   The following table sets forth general information for each of the Company's stations.

                                                                          Number                        Ratings Rank
                      Acquisition     Station      Market                 of TV                      --------------------  Oversell
Station                  Date       Affiliation     Area         DMA   Households(1)  Competitors(2) Prime(3)   Access(4)  Ratio(5)
----------------      ---------    ------------ ---------------  ----  -------------  -------------- --------   ---------  --------
Existing Stations:
WWLF-56/WILF-53/
  WOLF-38(6) ....     May 1993         Fox    Northeastern PA     49      553,000           3         3(tie)       2         169%
WPXT-51  ........     January 1996     Fox    Portland, ME        79      344,000           3         3            4         127%
WDSI-61  ........     May 1993         Fox    Chattanooga, TN     82      320,000           4         3            2(tie)    174%
WDBD-40  ........     May 1993         Fox    Jackson, MS         91      287,000           3         1(tie)       2         126%
WTLH-49  ........     March 1996       Fox    Tallahassee, FL    116      210,000           3         2            2         122%
Additional Stations:
WOLF-38(6)  .....     May 1993         UPN    Northeastern PA     49      553,000           3        N/A          N/A         N/A
WWLA-35(7)  .....     May 1996         UPN    Portland, ME        79      344,000           3        N/A          N/A         N/A

(1)  Represents total homes in a DMA for each TV station as estimated by BIA.
(2) Commercial stations not owned by the Company which are licensed to and operating in the DMA.
(3) "Prime" represents local station rank in the 18 to 49 age category during "prime time" based on Nielsen estimates for November 1996.
(4) "Access" indicates local station rank in the 18 to 49 age category during "prime time access" (6:00 p.m. to 8:00 p.m.) based on Nielsen estimates for November 1996.
(5) The oversell ratio is the station's share of the television market net revenue divided by its in-market commercial audience share. The oversell ratio is calculated using estimated market data and 1996 Nielsen audience share data.
(6) WOLF, WILF and WWLF are currently simulcast. Pending receipt of certain FCC approvals and assuming no adverse change in current FCC regulatory requirements, the Company intends to separately program WOLF as an affiliate of UPN.
(7) The Company anticipates programming WWLA pursuant to an LMA as an affiliate of UPN assuming no adverse change in current FCC regulatory requirements.

  NORTHEASTERN PENNSYLVANIA

   Northeastern Pennsylvania is the 49th largest DMA in the United States comprising 17 counties in Pennsylvania with a total of 553,000 television households and a population of 1,465,000. In the past, the economy was primarily based on steel and coal mining, but in recent years has diversified to emphasize manufacturing, health services and tourism. In 1995, annual retail sales in this market totaled approximately $11.4 billion and total television advertising revenues in the Northeastern Pennsylvania DMA increased 3.5% from approximately $42.5 million to approximately $44.0 million. Northeastern Pennsylvania is the only one among the top 50 DMAs in the country in which all TV stations licensed to it are UHF. In addition to WOLF, WWLF and WILF, which are licensed to Scranton, Hazelton and Williamsport, respectively, there are three commercial stations and one educational station operating in the Northeastern Pennsylvania DMA. The Northeastern Pennsylvania DMA also has an allocation for an additional channel, which is not operational.

  PORTLAND, MAINE

   Portland is the 79th largest DMA in the United States, comprising 12 counties in Maine, New Hampshire and Vermont with a total of 344,000 television households and a population of 902,000. Portland's economy is based on financial services, lumber, tourism, and its status as a transportation and distribution gateway for central and northern Maine. In 1995, annual retail sales in the Portland market totaled approximately $8.9 billion and the total television revenues in this market increased 4.0% from approximately $40.0 million to approximately $41.6 million. In addition to WPXT, there are four VHF and two UHF stations authorized in the Portland DMA, including one VHF and two UHF educational stations. The Portland DMA has allocations for five other UHF stations, four of which are educational.

   In the Portland Acquisition, the Company acquired television station WPXT, the Fox-affiliated television station serving the Portland DMA. The Company entered into the Portland LMA with the holder of a construction permit for WWLA, a new TV station to operate UHF channel 35 in the Portland market. Under the Portland LMA, the Company will lease facilities and provide programming to WWLA, retain all revenues generated from advertising, and make payments of $52,000 per year to the FCC license holder in addition to reimbursement of certain expenses. Construction of WWLA is expected to be completed in 1997. WWLA's offices, studio and transmission facilities will be co-located with WPXT. In November 1996, the FCC granted an application to increase significantly WWLA's authorized power and antenna height in order to expand its potential audience coverage.

  CHATTANOOGA, TENNESSEE

   Chattanooga is the 82nd largest DMA in the United States, comprising 18 counties in Tennessee, Georgia, North Carolina and Alabama with a total of 320,000 television households and a population of 842,000. Chattanooga's economy is based on insurance and financial services in addition to manufacturing and tourism. In 1995, annual retail sales in the Chattanooga market totaled approximately $7.1 billion and total television revenues in this market increased 2.4% from approximately $37.6 million to approximately $38.5 million. In addition to WDSI, there are three VHF and four UHF stations operating in the Chattanooga DMA, including one religious and two educational stations. The Company acquired WDSI in May 1993. From October 1991 through April 1993, the station was managed by the Company.

  JACKSON, MISSISSIPPI

   Jackson is the 91st largest DMA in the United States, comprising 24 counties in central Mississippi with a total of 287,000 television households and a population of 819,000. Jackson is the capital of Mississippi and its economy reflects the state and local government presence as well as agriculture and service industries. Because of its central location, it is also a major transportation and distribution center. In 1995, annual retail sales in the greater Jackson market totaled approximately $6.1 billion and total television revenues in the market increased 10.8% from approximately $32.5 million to approximately $36.0 million. In addition to WDBD, there are two VHF and two UHF television stations operating in the Jackson DMA, including one educational station. The Jackson DMA also has an allocation for an additional television channel which is not operational. The Company acquired WDBD in May 1993. From October 1991 through April 1993, the station was managed by the Company.

  TALLAHASSEE, FLORIDA

   The Tallahassee DMA is the 116th largest in the United States comprising 18 counties in northern Florida and southern Georgia with a total of 210,000 television households and a population of 578,000. Tallahassee is the state capital of Florida and its major industries include state and local government as well as firms providing commercial service to North Florida's cattle, lumber, tobacco and farming industries. In 1995, annual retail sales in this market totaled $4.4 billion and total television advertising revenues increased 5.3% from approximately $18.9 million in 1994 to approximately $19.9 million. In addition to WTLH, there are two VHF and two UHF television stations operating in the Tallahassee DMA, including one educational VHF station. An additional station licensed to Valdosta, Georgia broadcasts from a transmission facility located in the Albany, Georgia DMA. The Tallahassee DMA has allocations for four UHF stations that are not operational, one of which is educational.

   In March 1996, the Company acquired the principal tangible assets of WTLH and in August 1996, the Company acquired WTLH's FCC licenses and its Fox Affiliation Agreements. The FCC recently granted an application which will enable the Company to move WTLH's tower and transmitter facilities to a site approximately ten miles closer to Tallahassee and to increase its tower height and power. The Company anticipates relocating WTLH's transmitter and tower in 1997 to increase its audience coverage in the Tallahassee market. In August 1996, the Company also acquired the license for translator station W53HI, Valdosta, Georgia. In October 1996, the FCC consented to the assignment of the construction permit for translator station W13BO, Valdosta, Georgia. Special temporary authorities have been granted by the FCC for continued operation of both translators at relocated facilities, W13BO until May 7, 1997 and W53HI until June 4, 1997.

                             RECENT TRANSACTIONS
COMPLETED ACQUISITIONS

   Since January 1, 1996, the Company has acquired the following media and communications properties:

   Television Station WPXT. The Company acquired WPXT, the Fox-affiliated television station serving the Portland, Maine DMA (the "Portland Acquisition").

   Television Station WTLH. The Company acquired WTLH, the Fox-affiliated television station serving the Tallahassee, Florida DMA (the "Tallahassee Acquisition").

   Television Station WWLA. The Company acquired an LMA with the holder of a construction permit for WWLA, a new television station authorized to operate UHF channel 35 in the Portland, Maine DMA (the "Portland LMA"). Under the Portland LMA, the Company will lease facilities and provide programming to WWLA. Construction of WWLA is expected to be completed in 1997.

   Cable Acquisition. In August 1996, the Company acquired substantially all of the assets of a cable system (the "San German Cable System"), serving ten communities contiguous to the Company's Mayaguez Cable system.

   Michigan/Texas DBS Acquisition. In October 1996, the Company acquired the DIRECTV distribution rights for portions of Texas and Michigan and related assets (the "Michigan/Texas DBS Acquisition").

   Ohio DBS Acquisition. In November 1996, the Company acquired the DIRECTV distribution rights for portions of Ohio and related assets (the "Ohio DBS Acquisition").

   Indiana DBS Acquisition. In January 1997, the Company acquired the DIRECTV distribution rights for portions of Indiana and related assets (the "Indiana DBS Acquisition").

   Mississippi DBS Acquisition. In February 1997, the Company acquired the DIRECTV distribution rights for portions of Mississippi and related assets (including receivables) (the "Mississippi DBS Acquisition").

   Arkansas DBS Acquisition. In March 1997, the Company acquired the DIRECTV distribution rights for portions of Arkansas and related assets (the "Arkansas DBS Acquisition").

   Virginia/West Virginia DBS Acquisition. In March 1997, the Company acquired the DIRECTV distribution rights for portions of Virginia and West Virginia and related assets (the "Virginia/West Virginia DBS Acquisition").

Recent Sale

   New Hampshire Cable Sale. In January 1997, the Company sold its New Hampshire Cable systems (the "New Hampshire Cable Sale"). The New Hampshire Cable Sale resulted in net proceeds to the Company of approximately $7.1 million.

                               PUBLIC OFFERINGS

INITIAL PUBLIC OFFERING

   Pegasus consummated the initial public offering of its Class A Common Stock on October 8, 1996 pursuant to an underwritten offering (the "Initial Public Offering"). The initial public offering price of the Class A Common Stock was $14.00 per share and resulted in net proceeds to the Company of approximately $38.1 million.

   The Company applied the net proceeds from the Initial Public Offering as follows: (i) $17.9 million for the payment of the cash portion of the purchase price of the Michigan/Texas DBS Acquisition, (ii) $12.0 million to the Ohio DBS Acquisition, (iii) $3.0 million to repay indebtedness under the New Credit Facility, (iv) $1.9 million to make a payment on account of the Portland Acquisition, (v) $1.5 million for the payment of the cash portion of the purchase price of the Management Agreement Acquisition, (vi) $1.4 million for the Towers Purchase and (vii) $444,000 for general corporate purposes.

REGISTERED EXCHANGE OFFER

   Purchasers of the Notes in PM&C's 1995 Notes offering held all of the PM&C Class B Shares. The Company through a registered exchange offer (the "Registered Exchange Offer") exchanged all of the PM&C Class B Shares for 191,775 shares in the aggregate of Class A Common Stock. The Registered Exchange Offer terminated on December 30, 1996. As a result of the Registered Exchange Offer, PM&C became a wholly owned subsidiary of Pegasus.

UNIT OFFERING

   Pegasus consummated the Unit Offering on January 27, 1997. The Unit Offering resulted in net proceeds to the Company of approximately $96.0 million. The Company applied the net proceeds from the Unit Offering as follows: (i) $29.6 million to the repayment of indebtedness of PM&C under the New Credit Facility, which represented all indebtedness under the New Credit Facility at the time of the consummation of the Unit Offering, (ii) $15.0 million for the Mississippi DBS Acquisition, (iii) $8.8 million for the cash portion of the Indiana DBS Acquisition, (iv) $7.0 million for the cash portion of the purchase price of the Virginia/West Virginia DBS Acquisition, (v) $2.4 million for the Arkansas DBS Acquisition and (vi) approximately $558,000 to the retirement of the Pegasus Credit Facility and expenses related thereto.

COMPETITION

   The Company's TV stations compete for audience share, programming and advertising revenue with other television stations in their respective markets, and compete for advertising revenue with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for audience share is primarily based on program popularity, which has a direct effect on advertising rates. Advertising rates are based upon the size of the market in which the station operates, a program's popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, aggressive and knowledgeable sales forces and the development of projects, features and programs that tie advertiser messages to programming. The Company believes that its focus on a limited number of markets and the strength of its programming allows it to compete effectively for advertising within its markets.

   Cable operators face competition from television stations, private satellite master antenna television ("SMATV") systems that serve condominiums, apartment complexes and other private residential developments, wireless cable, direct-to-home ("DTH") and DBS systems. As a result of the passage of the 1996 Act, electric utilities and telephone companies will be allowed to compete directly with cable operators both inside and outside of their telephone service areas. In September 1996, an affiliate of Southern New England Telephone Company, which is the dominant provider of local telephone service in Connecticut, was granted a non-exclusive franchise to provide cable television service throughout Connecticut. Currently, there is only limited competition from SMATV, wireless cable, DTH and DBS systems in the Company's franchise areas. The only DTH and DBS systems with which the Company's cable systems currently compete are DIRECTV, USSB, EchoStar Communications Corp. ("EchoStar"), PrimeStar Partners ("PrimeStar") and AlphaStar Digital Television. The Company is the exclusive provider of DIRECTV services to areas encompassing over 60% of its cable subscribers in New England. However, the Company cannot predict whether additional competition will develop in its service areas in the future. Additionally, cable systems generally operate pursuant to franchises granted on a non-exclusive basis and, thus, more than one applicant could secure a cable franchise for an area at any time. It is possible that a franchising authority might grant a second franchise to another cable company containing terms and conditions more favorable than those afforded the Company. Although the potential for "overbuilds" exists, there are presently no overbuilds in any of the Company's franchise areas and, except as noted above with respect to its Connecticut franchise, the Company is not aware of any other company that is actively seeking franchises for areas currently served by the Company.

   Both the television and cable industries are continuously faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on the Company's operations and results.

   DIRECTV faces competition from cable (including in New England, the Company's Cable systems), wireless cable and other microwave systems and other DTH and DBS operators. Cable currently possesses certain advantages over DIRECTV in that cable is an established provider of programming, offers local programming and does not require that its subscribers purchase receiving equipment in order to begin receiving cable services. DIRECTV, however, offers significantly expanded service compared to most cable systems. Additionally, upgrading cable companies' coaxial systems to offer expanded digital video and audio programming similar to that offered by DIRECTV will be costly. While local programming is not currently available through DIRECTV directly, DIRECTV provides programming from affiliates of national broadcast networks to subscribers who are unable to receive networks over-the-air and who have not subscribed to cable. DIRECTV faces additional competition from wireless cable systems such as multichannel multipoint distribution systems ("MMDS") which use microwave frequencies to transmit video programming over the air from a tower to specially equipped homes within the line of sight of the tower. The Company is unable to predict whether wireless video services, such as MMDS, will continue to develop in the future or whether such competition will have a material impact on the operations of the Company.

   DIRECTV also faces competition from other providers and potential providers of DBS services. Of the eight orbital locations within the BSS band allocated for United States licensees, three orbital positions enable full coverage of the contiguous United States. The remaining orbital positions are situated to provide coverage to either the eastern or western United States, but cannot provide full coverage of the contiguous United States. This provides companies licensed to the three orbital locations with full coverage a significant advantage in providing DBS service to the entire United States, as they must place satellites in service at only one and not two orbital locations. The orbital location licensed to DIRECTV and USSB is generally recognized as the most centrally located for coverage of the contiguous United States; however, News Corp, Echostar (which has over 430,000 DBS subscribers) and MCI have recently announced a joint venture to pool much of their U.S. satellite capacity and licenses for U.S. orbital slots to create a DBS service under the trade name "Sky." This DBS service is expected to be launched later this year. One of its reported advantages will be the eventual satellite transmission of local broadcast signals to over 75% of the country and the offering of 500 channels. Additional details are unknown at this time.

   Two other entities plan to initiate DBS service within the next few years, in competition with DIRECTV, Continental Satellite Corporation ("CSC") has been assigned a total of 22 DBS channels. Eleven of these DBS channels can serve the eastern and central United States, and the other eleven can serve the western and central United States. Dominion Video Satellite, Inc. ("Dominion") has been assigned eight DBS channels that can be used to serve the eastern and central United States, and eight DBS channels that can be used to serve the western and central United States.

   In addition, two entities, Western Tele-Communications, Inc., a wholly-owned subsidiary of Tele-Communications, Inc. ("TCI"), and another company, TeleQuest Ventures, L.L.C., applied for authority from the FCC to operate earth stations that would be used to communicate with Canadian DBS satellites that have service coverage of the United States. This application was recently denied by the FCC and the denial was upheld on appeal. If these entities ultimately obtain the necessary authorizations, they could enter the United States multichannel television programming distribution market and compete with DIRECTV.

   The Company also competes with PrimeStar, owned primarily by a consortium of cable companies, including TCI, that currently offers medium-power Ku-band programming service to customers using dishes approximately three feet in diameter. The other current DBS competitors to DIRECTV are USSB, EchoStar and AlphaStar.

EMPLOYEES

   As of December 31, 1996, the Company had 271 full-time and 34 part-time employees. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

LEGISLATION AND REGULATION

   The information contained in the section captioned "Business -- Legislation and Regulation" (pages 57-66) of the Prospectus is incorporated herein by reference.

LICENSES, LMAS, DBS AGREEMENTS AND CABLE FRANCHISES

   The information contained in the section captioned "Business -- Licenses, LMAs, DBS Agreements and Cable Franchises" (pages 54-57) of the Prospectus is incorporated herein by reference.

ITEM 2: PROPERTIES

   The Company's TV stations own and lease studio, tower, transmitter and antenna facilities and the Company's Cable systems own and lease studio, parking, storage, headend, tower, earth station and office facilities in the localities in which they operate. The Company leases office space in Marlboro, Massachusetts for its DBS operations. The television transmitter and antenna sites are generally located so as to provide optimum market coverage. The cable headend and tower sites are located at strategic points within the cable system franchise area to support the distribution system. The Company believes that its facilities are in good operating condition and are satisfactory for their present and intended uses. The following table contains certain information describing the general character of the Company's properties:

                                                                                                                Expiration of Lease
Location and Type of Property                      Owned or Leased          Approximate Size                    or Renewal Options
-----------------------------                      ---------------          -----------------                   -------------------
Corporate Office
     Radnor, Pennsylvania (office)                 Leased                   4,848 square feet                        3/31/98

TV Stations
     Jackson, MS (TV transmitting equipment)       Leased                   1,125 foot tower                         2/28/04
     Jackson, MS (television station and           Lease-Purchase (1)       5,600 square foot building;              N/A
        transmitter building)                                               900 square foot building
     West Mountain, PA (tower and transmitter)     Leased                   9.6 acres                                1/31/00
     916 Oak Street, Scranton, PA (television      Leased                   8,600 square feet                        4/30/00
        station)
     Bald Eagle Mountain, PA (transmitting)        Leased                   400 square feet                          9/30/97
                                                                             (Williamsport Tower)
     Nescopec Mountain, PA (transmitting)          Owned                    400 foot tower                           N/A
     Williamsport, PA (tower)                      Owned                    175 foot tower                           N/A
     Chattanooga, TN (transmitting)                Owned                    577 foot tower                           N/A
     1201 East Main St., Chattanooga, TN           Owned                    16,240 square foot building              N/A
        (present television station)                                        on 3.17 acres
     2320 Congress Street, Portland, ME            Leased                   8,000 square feet
        (television station)                                                                                        12/31/97
     Gray, ME (tower)                              Owned                    18.6 acres                               N/A
     1203 Governor's Square, Tallahassee, FL       Leased                   5,012 square feet                        9/30/97
        (television station)
     Leon County, FL                               Leased(2)                30 acres                                 2/28/98
     Nickleville, GA (tower)                       Owned                    22.5 acres                               N/A
DBS Systems
     Marlboro, MA (office)                         Leased                   1,310 square feet                        7/31/99
     Charlton, MA (warehouse)                      Leased                   1,750 square foot area                   monthly
Cable Systems
     Winchester, CT (headend)                      Owned                    15.22 acres                              N/A
     140 Willow Street, Winsted, CT (office)       Owned                    1,900 square feet                        N/A
     Charlton, MA (office, headend site)           Leased                   38,223 square feet                       5/9/99
     Hinsdale, MA (headend site)                   Leased                   30,590 square feet                       2/1/04
     Lanesboro, MA (headend site)                  Leased                   62,500 square feet                       4/13/97
     West Stockbridge, MA (headend site)           Leased                   1.59 acres                               4/4/05
     Route #2, Puerto Rico (office)                Leased                   2,520 square foot building               8/30/98
     Mayaguez, Puerto Rico (headend)               Leased                   530 square foot building                 8/30/98
     Mayaguez, Puerto Rico (warehouse)             Leased                   1,750 square foot area                   monthly
     San German, Puerto Rico (headend site)        Owned                    1,200 square feet; 200 foot tower        N/A
     San German, Puerto Rico (tower and            Owned                    60 foot tower; 192 square meters         N/A
        transmitter)
     San German, Puerto Rico (office)              Leased                   2,928 square feet                        2/1/01
     Anasco, Puerto Rico (office)                  Leased                   500 square feet                          2/28/99
     Anasco, Puerto Rico (headend site)            Leased                   1,200 square meters                      monthly
     Anasco, Puerto Rico (headend)                 Owned                    59 foot tower                            N/A
     Guanica, Puerto Rico (headend site)           Leased                   40 foot tower; 121 square meters         2/28/04
     Cabo Rojo, Puerto Rico (headend site)         Leased                   40 foot tower; 121 square meters        11/10/04
     Hormigueros, Puerto Rico (warehouse)          Leased                   2,000 square feet                        monthly

------
(1) The Company entered into a lease/purchase agreement in July 1993 which calls for 60 monthly payments of $4,500 at the end of which the property is conveyed to the Company.
(2) The Company holds an option to purchase this site for $150,000.

ITEM 3: LEGAL PROCEEDINGS

   From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, cash flows or financial position of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of shareholders of Pegasus Communications Corporation during the fourth quarter of fiscal year 1996.

                                   PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Class A Common Stock is traded on the Nasdaq National Market under the symbol "PGTV." The following table sets forth the high and low sale prices per share of Class A Common Stock, as reported by Nasdaq for 1996 subsequent to Pegasus' Initial Public Offering on October 3, 1996. These quotations and sales prices do not include retail mark-ups, mark-downs or commissions.

 1996                                     High            Low
 ----                                     ----            ----
Fourth Quarter .......................   $16.00          $11.25

   As of March 14, 1997, Pegasus had approximately 105 holders of record (excluding holders whose securities were held in street or nominee name).

RECENT SALES OF UNREGISTERED SECURITIES

   Pegasus was incorporated on May 30, 1996. On April 1, 1996, PM&C, which became a wholly-owned subsidiary of Pegasus on October 8, 1996, granted Donald
W. Weber, a director of PM&C, an option exercisable for 3,385 shares of Pegasus' Class A Common Stock at the exercise price of $14.00 per share, pursuant to an Option Agreement, as amended. In connection with its incorporation, Pegasus issued 100 shares of Class B Common Stock to its parent, Pegasus Communications Holdings, Inc. on May 30, 1996, in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). On October 8, 1996, Pegasus issued a total of 3,614 shares of its Class A Common Stock pursuant to its Restricted Stock Plan to certain of its employees. On October 8, 1996, Pegasus issued 852,110 shares in connection with the Michigan/Texas DBS Acquisition, 263,606 shares pursuant to the Management Share Exchange, 269,964 shares initially issued as Class B Common Stock and transferred as Class A Common Stock to certain members of management who participated in the Management Share Exchange, 10,714 shares in connection with the Portland Acquisition and 71,429 shares in connection with the Portland LMA. All of the foregoing issuances were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for consideration relating to these issuances.

   In addition, on October 8, 1996, Pegasus also issued 1,400,000 shares in connection with the Management Agreement Acquisition, 71,429 shares in connection with the Portland Acquisition and 3,380,435 shares issued to the Parent on account of the Parent's contribution of all of the outstanding PM&C Class A Shares to Pegasus. All of the foregoing issuances were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for consideration relating to these issuances.


   On October 8, 1996, Pegasus issued $1.0 million in warrants to purchase Class A Common Stock of Pegasus in connection with the purchase by Pegasus of television station WTLH. This issuance was also made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for consideration relating to this issuance.

CALCULATION OF AGGREGATE MARKET VALUE OF NONAFFILIATE SHARES

   For the purposes of calculating the aggregate market value of the shares of Class A Common Stock of Pegasus held by nonaffiliates, as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors, including Mark W. Pason, Pegasus' Chief Executive Officer and President. However, this should not be deemed to constitute an admission that all directors of Pegasus are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concering shareholdings of officers, directors and principal shareholders is included in Item 12 herein.

DIVIDEND POLICY

   Pegasus has not paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. Under the terms of the Series A Preferred Stock, Pegasus' ability to pay dividends on the Class A Common Stock is subject to certain restrictions. The payment of future dividends, if any, will depend, among other things, on the Company's results of operations and financial condition, any restriction in the Company's loan agreements and on such other factors as Pegasus' Board of Directors may, in its discretion, consider relevant. Since Pegasus is a holding company, its ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. PM&C, which is a direct subsidiary of Pegasus, is a party to the New Credit Facility and the Indenture that restrict its ability to pay dividends. Under the terms of the Indenture, PM&C is prohibited from paying dividends prior to July 1, 1998. The payment of dividends by PM&C subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture and will also be subject to lender consent under the terms of the New Credit Facility.

ITEM 6: SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

   The selected historical consolidated financial data for the years ended December 31, 1992 through 1996 have been derived from the Company's audited Consolidated Financial Statements for such periods. The information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

               SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Year Ended December 31,
                                            --------------------------------------------------------------

                                               1992       1993 (1)       1994         1995         1996
                                            ----------   ----------    ----------   ---------   ----------
Income Statement Data:
   Net revenues:
     Multichannel Television
        DBS .............................    $    --      $    --       $   174     $ 1,469      $  5,829
        Cable ...........................      5,279        9,134        10,148      10,606        13,496
     TV  ................................         --       10,307        17,808      19,973        28,488
     Other  .............................         40           46            61         100           116
                                            ----------   ----------    ----------   ---------   ----------
        Total net revenues ..............      5,319       19,487        28,191      32,148        47,929
                                            ----------   ----------    ----------   ---------   ----------
   Location operating expenses:
     Multichannel Television
        DBS .............................         --           --           210       1,379         4,958
     Cable  .............................      2,669        4,655         5,545       5,791         7,192
     TV  ................................         --        7,564        12,380      13,933        18,726
        Other ...........................         12           16            18          38            28
   Incentive compensation (2) ...........         36          192           432         528           985
   Corporate expenses ...................        471        1,265         1,506       1,364         1,429
   Depreciation and amortization ........      2,541        5,978         6,940       8,751        12,061
                                            ----------   ----------    ----------   ---------   ----------
   Income (loss) from operations ........       (410)        (183)        1,160         364         2,550
   Interest expense .....................     (1,255)      (4,402)       (5,973)     (8,817)      (12,455)
   Interest income ......................         --           --            --         370           232
   Other expense, net ...................        (21)        (220)          (65)        (44)         (171)
   Provision (benefit) for taxes ........         --           --           140          30          (120)
   Extraordinary gain (loss) from
     extinguishment of debt  ............         --           --          (633)     10,211          (250)
                                            ----------   ----------    ----------   ---------   ----------
   Net income (loss) ....................     (1,686)      (4,805)       (5,651)      2,054        (9,974)
   Dividends on Series A Preferred Stock          --           --            --          --            --
                                            ----------   ----------    ----------   ---------   ----------
   Net income (loss) applicable to common
     shares  ............................    $(1,686)     $(4,805)      $(5,651)    $ 2,054      $ (9,974)
                                            ==========   ==========    ==========   =========   ==========
Income (loss) per share:
   Loss before extraordinary item .......                               $ (0.99)    $ (1.59)     $  (1.56)
   Extraordinary item ...................                                 (0.13)       1.99          (.04)
                                                                       ----------   ---------   ----------
   Net income (loss) per share ..........                               $ (1.12)    $  0.40      $  (1.60)
                                                                       ==========   =========   ==========
   Weighted average shares
     outstanding (000's)  ...............                                 5.044       5,140         6,240
                                                                       ==========   =========   ==========
Other Data:
   Location Cash Flow (3) ...............    $ 2,638      $ 7,252       $10,038     $11,007      $ 17,025
   Operating Cash Flow (3) ..............      2,131        5,795         8,100       9,287        15,596
   Capital expenditures .................        681          885         1,264       2,640         6,294


                                                                      As of December 31,
                                            ----------------------------------------------------------------
                                               1992       1993           1994         1995         1996
                                            --------   ---------       ----------   ---------   ----------
Balance Sheet Data:
   Cash and cash equivalents ...........     $   938      $ 1,506       $ 1,380     $21,856      $  8,582
   Working capital (deficiency).........         (52)      (3,844)      (23,074)     17,566         6,747
   Total assets ........................      17,418       76,386        75,394      95,770       173,680
   Total debt (including
     current)  .........................      15,045       72,127        61,629      82,896       115,575
   Total liabilities ...................      16,417       78,954        68,452      95,521       133,354
   Redeemable preferred stock ..........          --           --            --          --            --
   Minority interest ...................          --           --            --          --            --
   Total equity (deficit) (4) ..........       1,001       (2,427)        6,942         249        40,326

                                          (see footnotes on the following page)

           NOTES TO SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

(1) The Company's operations began in 1991. The 1993 data include the results of the Mayaguez, Puerto Rico Cable system from March 1, 1993 and
    WOLF/WWLF/WILF, WDSI and WDBD from May 1, 1993.

(2) Incentive compensation represents compensation expenses pursuant to the Restricted Stock Plan and 401(k) Plans. See "Management and Certain Transactions -- Incentive Program."

(3) Location Cash Flow is defined as net revenues less location operating expenses. Location operating expenses consist of programming, barter programming, general and administrative, technical and operations, marketing and selling expenses. Operating Cash Flow is defined as income (loss) from operations plus (i) depreciation and amortization and (ii) non-cash incentive compensation. The difference between Location Cash Flow and Operating Cash Flow is that Operating Cash Flow includes cash incentive compensation and corporate expenses. Although Operating Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Location Cash Flow and Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

(4) The Company has not paid any cash dividends and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of cash dividends on the Company's Common Stock are restricted by the terms of the Series A Preferred Stock and the Exchange Notes. The terms of the Series A Preferred Stock and the Exchange Notes permit the Company to pay dividends and interest thereon by issuance, in lieu of cash, of additional shares of Series A Preferred Stock and additional Exchange Notes, respectively.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related notes which are included elsewhere herein. This Report contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

COMPANY HISTORY

   The Company is a diversified media and communications company operating in two business segments: multichannel television and broadcast television. The day-to-day operations of WDBD, WDSI and the Mayaguez Cable system were managed by the Company prior to their acquisition by the Company. WOLF was managed by Guyon Turner from its sign-on in 1985 until its acquisition by the Company. Each of the following acquisitions was or will be accounted for using the purchase method of accounting. The following table presents information regarding completed acquisitions, pending acquisitions and the completed sale.

                                                             Acquisitions
-----------------------------------------------------------------------------------------------------------------------------
                                                             Adjusted
                Property                   Date Acquired  Consideration(1)                 Form of Consideration
 --------------------------------------   --------------- ----------------    ------------------------------------------------
                                               (Dollars in millions)
Completed acquisitions:
New England Cable systems  ............  June 1991(2)          $16.1(3)      $6.0 cash and $10.1 of assumed liabilities, net
Mayaguez, Puerto Rico Cable system  ...  March 1993(4)         $12.3(5)      $12.3 of assumed liabilities, net
WOLF/WILF/WWLF, WDSI and WDBD  ........  May 1993(6)           $24.2(7)      $24.2 of assumed liabilities, net
New England DIRECTV rights  ...........  June 1993(8)          $ 5.0         $5.0 cash
WPXT  .................................  January 1996(9)       $14.8         $12.2 cash, $0.4 assumed liabilities, $1.2 of
                                                                               Class A Common Stock and $1.0 of Class B
                                                                               Common Stock(10)
WTLH  .................................  March 1996            $ 8.1         $5.0 cash, $3.1 deferred obligation and warrants
                                                                               (which subsequently expired by their terms)
Portland LMA  .........................  May 1996              $ 1.0         $1.0 of Class A Common Stock(10)
Cable Acquisition  ....................  August 1996           $26.0         $25.0 cash and $1.0 of assumed liabilities, net
Michigan/Texas DBS Acquisition  .......  October 1996          $29.8         $17.9 cash and $11.9 of Class A Common Stock(10)
Ohio DBS Acquisition  .................  November 1996         $12.0         $12.0 cash
Indiana DBS Acquisition  ..............  January 1997          $14.3         $8.7 cash and $5.6 of Class A Common Stock(11)
Mississippi DBS Acquisition  ..........  February 1997         $15.0         $15.0 cash
Arkansas DBS Acquisition  .............  March 1997            $ 2.4         $2.4 cash
Virginia/West Virginia DBS Acquisition   March 1997            $11.2         $8.2 cash, $3.0 of preferred stock of a subsidiary
                                                                             of Pegasus and warrants to purchase a total of
                                                                               283,969 shares of Class A Common Stock
Completed sale:
New Hampshire Cable Sale  .............  January 1997          $ 7.1         $7.1 cash

------
(1) Adjusted consideration equals total consideration reduced by the amount of current assets obtained in connection with the acquisition and discounts realized by the Company and its affiliates on liabilities assumed in connection with certain of the acquisitions. See footnotes (3), (5) and
     (7).
(2) The Connecticut and North Brookfield, Massachusetts Cable systems were acquired by the Company in August 1991 and July 1992, respectively.
(3) An affiliate of the Company acquired for $6.0 million certain credit facilities having a face amount of $8.5 million which were assumed by the Company in connection with these acquisitions and later satisfied in full by the Company. Proceeds realized by the affiliate were subsequently used to fund the purchase of New England DIRECTV rights which the affiliate contributed to the Company.
(4) This Cable system's day-to-day operations have been managed by the Company's executives since May 1, 1991.
(5) In July 1995, the Company realized a $12.6 million pre-tax gain upon the extinguishment of certain credit facilities that were assumed by the Company in connection with this acquisition.
(6) These television stations' day-to-day operations have been managed by the Company's executives since October 1991.
(7) An affiliate of the Company acquired for $18.5 million certain credit facilities which were assumed by the Company in connection with these acquisitions. Immediately subsequent to this transaction, the Company's indebtedness under these credit facilities of approximately $23.5 million was discharged for approximately $18.5 million of cash and $5.0 million of stock issued to the affiliate.
(8) The Company's rights purchases were initiated in June 1993 and completed in February 1995. The Company commenced DBS operations in October 1994.
(9) The Company acquired WPXT's FCC license and Fox Affiliation Agreement in October 1996.
(10) The number of shares of Common Stock issued in connection with these acquisitions was based on the $14.00 price per share in the Initial Public Offering.
(11) The 466,667 shares of Common Stock issued in connection with this acquisition was based on the market price of the Class A Common Stock.

CORPORATE STRUCTURE REORGANIZATION

   The Company's Consolidated Financial Statements include the accounts of PM&C, PM&C's subsidiaries, Towers and Pegasus Communications Management Company. Concurrently with the consummation of the Initial Public Offering, the Parent contributed all of the PM&C Class A Shares to Pegasus for 3,380,435 shares of Class B Common Stock. As a result of the Registered Exchange Offer, Pegasus obtained all 8,500 of the PM&C Class B Shares in exchange for 191,775 shares of Class A Common Stock in the aggregate. Upon consummation of the Initial Public Offering, the Company acquired the assets of Towers for $1.4 million in cash. The Company also acquired the Management Agreement together with certain net assets, including approximately $1.5 million of accrued management fees, for $19.6 million of Class B Common Stock (valued at the price to the public in the Initial Public Offering) and approximately $1.5 million in cash.

RESULTS OF OPERATIONS

   TV revenues are derived from the sale of broadcast air time to local and national advertisers. DBS revenues are derived from monthly customer subscriptions, pay-per-view services, DSS equipment rentals, leases and installation charges. Cable revenues are derived from monthly subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges.

   The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, and (iv) general and administrative expenses. TV programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash. DBS programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of program service revenues. Cable programming expenses consist of amounts paid to program suppliers on a per subscriber basis.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   The Company's net revenues increased by approximately $15.8 million or 49% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $8.5 million or 43% increase in TV revenues of which $1.5 million or 17% was due to ratings growth which the Company was able to convert into higher revenues and $7.0 million or 83% was the result of acquisitions made in the first quarter of 1996, (ii) a $4.4 million or 297% increase in DBS revenues of which $2.7 million or 63% was due to the increased number of DBS subscribers and $1.7 million or 37% resulting from acquisitions made in the fourth quarter of 1996, (iii) a $2.0 million or 51% increase in Puerto Rico Cable revenues due primarily to acquisitions effective September 1, 1996, (iv) a $864,000 or 13% increase in New England Cable revenues due primarily to rate increases and new combined service packages, and (v) a $16,000 increase in Tower rental income.

   The Company's total location operating expenses increased by approximately $9.8 million or 46% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $4.8 million or 34% increase in TV operating expenses as the net result of a $115,000 or 1% decrease in same station direct operating expenses and a $4.9 million increase attributable to stations acquired in the first quarter of 1996, (ii) a $3.6 million or 260% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $1.4 million, royalty costs of $138,000, marketing expenses of $455,000, customer support charges of $199,000 and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $237,000, all generated from the increased number of DBS subscribers, and a $1.1 million increase attributable to territories acquired in the fourth quarter of 1996, (iii) a $912,000 or 37% increase in Puerto Rico Cable operating expenses as the net result of a $64,000 or 3% decrease in same system direct operating expenses and a $976,000 increase attributable to the system acquired effective September 1, 1996, (iv) a $489,000 or 15% increase in New England Cable operating expenses due primarily to increases in programming costs associated with the new combined service packages, and (v) a $10,000 decrease in Tower administrative expenses.

   As a result of these factors, Location Cash Flow increased by $6.0 million or 55% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $3.7 million or 62% increase in TV Location Cash Flow of which $1.6 million or 42% was due to an increase in same station Location Cash Flow and $2.1 million or 58% was due to an increase attributable to stations acquired in the first quarter of 1996, (ii) a $781,000 or 868% increase in DBS Location Cash Flow of which $312,000 or 40% was due to an increase in same territory Location Cash Flow and $469,000 or 60% was due to an increase attributable to the territories acquired in the fourth quarter of 1996, (iii) a $1.1 million or 72% increase in Puerto Rico Cable Location Cash Flow of which $126,000 or 11% was due to an increase in same system Location Cash Flow and $988,000 or 89% was due to the system acquired effective September 1, 1996, (iv) a $375,000 or 11% increase in New England Cable Location Cash Flow, and (v) a $26,000 increase in Tower Location Cash Flow.

   As a result of these factors, incentive compensation which is calculated from increases in Location Cash Flow increased by approximately $457,000 or 87% for the year ended December 31, 1996 as compared to the same period in 1995 due mainly to the increases in revenues.

   Corporate expenses increased by $65,000 or 5% for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to the initiation of public reporting requirements for PM&C and Pegasus.

   Depreciation and amortization expense increased by approximately $3.3 million or 38% for the year ended December 31, 1996 as compared to the same period in 1995 as the Company increased its fixed and intangible assets as a result of five completed acquisitions during 1996.

   As a result of these factors, income from operations increased by approximately $2.2 million for the year ended December 31, 1996 as compared to the same period in 1995.

   Interest expense increased by approximately $3.7 million or 42% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of a combination of the Company's issuance of Notes on July 7, 1995 and an increase in debt associated with the Company's 1996 acquisitions. A portion of the proceeds from the issuance of the Notes was used to retire floating debt on which the effective interest rate was lower than the 12.5% interest rate under the Notes, but having other less favorable terms.

   The Company reported a net loss of approximately $10.0 million for the year ended December 31, 1996 as compared to net income of approximately $2.0 million for the same period in 1995. The $12.0 million change was the net result of an increase in income from operations of approximately $2.2 million, an increase in interest expense of $3.6 million, a decrease in extraordinary items of $10.5 million from extinguishment of debt, a decrease in the provision for income taxes of $150,000 and an increase in other expenses of approximately $265,000.

 YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

   The Company's net revenues increased by approximately $4.0 million or 14% in 1995 as compared to 1994 as a result of (i) a $2.2 million or 12% increase in TV revenues due to ratings growth and improved economic conditions, within the Company's markets, which the Company was able to convert into higher revenues,
(ii) a $1.3 million increase in revenues from DBS operations which commenced in the fourth quarter of 1994, (iii) a $165,000 or 4% increase in Puerto Rico Cable revenues due primarily to a rate increase implemented in March 1995, (iv) a $293,000 or 5% increase in New England Cable revenues due to an increase in the number of subscribers and rate increases in the third quarter of 1995, and (v) a $39,000 increase in Tower rental income.

   The Company's location operating expenses increased by approximately $3.0 million or 16% in 1995 as compared to 1994 as a result of (i) a $1.6 million or 13% increase in TV operating expenses primarily due to increases in programming, sales and promotion expenses, (ii) a $1.2 million increase in DBS operating expenses primarily due to increases in programming costs which are payable based on revenues and the number of subscribers, (iii) a $131,000 or 6% increase in Puerto Rico Cable operating expenses due primarily to an increase in programming costs for existing channels, as well as increases in the number of Spanish language channels offered by the system, (iv) a $115,000 or 4% increase in New England Cable operating expenses due primarily to increases in programming costs, and (v) a $20,000 increase in Tower administrative expenses.

   As a result of these factors, Location Cash Flow increased by approximately $969,000 or 10% in 1995 as compared to 1994 as a result of (i) a $612,000 or 11%
increase in TV Location Cash Flow, (ii) a $126,000 or 350% increase in DBS Location Cash Flow, (iii) a $34,000 or 2% increase in Puerto Rico Cable Location Cash Flow, (iv) a $178,000 or 6% increase in New England Cable Location Cash Flow, and (v) a $19,000 increase in Tower Location Cash Flow.

   As a result of the increase in Location Cash Flow, incentive compensation increased by approximately $96,000 or 22% in 1995 as compared to 1994.

   Corporate expenses decreased by approximately $142,000 or 9% in 1995 as compared to 1994 primarily as a result of the transfer of certain functions from corporate office staff to operating company staff.

   Depreciation and amortization expense increased by approximately $1.8 million or 26% in 1995 as compared to 1994 primarily as a result of the amortization of the Company's DBS rights and deferred financing costs.

   As a result of these factors, income from operations decreased by approximately $796,000 in 1995 as compared to 1994.

   Interest expense increased by approximately $2.8 million or 48% in 1995 as compared to 1994 as a result of the Company's issuance of the Notes on July 7, 1995. A portion of the proceeds from issuance of the Notes was used to retire floating rate debt on which the effective interest rate was lower than the 12.5% interest rate under the Notes.

   The Company's net income increased by approximately $7.7 million in 1995 as compared to 1994 as a net result of a decrease in income from operations of approximately $796,000, an increase in interest expense of $2.8 million, an increase in interest income of $370,000, a decrease in income taxes of $110,000, a decrease in other expenses of approximately $21,000 and an increase in extraordinary items of $10.8 million for the reasons described in "-- Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of liquidity have been the net cash provided by its TV and Cable operations and credit available under its credit facilities. Additionally, the Company had $9.9 million in a restricted cash account that was used to pay interest on the Company's Notes in January and July 1996. The Company's principal uses of its cash have been to fund acquisitions, to meet its debt service obligations, to fund investments in its TV and Cable technical facilities and to fund investments in Cable and DBS customer premises equipment that is rented or leased to subscribers.

   During the year ended December 31, 1996, net cash provided by operations was approximately $4.3 million which, together with $12.0 million of cash on hand, $9.9 million of restricted cash and $74.7 million of net cash provided by the Company's financing activities was used to fund investing activities of $82.5 million. Investment activities consisted of (i) the Portland Acquisition and the Tallahassee Acquisition for approximately $16.6 million, (ii) the Cable Acquisition for approximately $26.0 million, (iii) the Michigan/Texas DBS Acquisition for approximately $17.9 million, (iv) the Ohio DBS Acquisition for approximately $12.0 million, (v) the purchase of the Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") office facility and headend facility for $201,000,
(vi) the fiber upgrade in the PCT-CT Cable system amounting to $323,000, (vii) the purchase of DSS units used as rental and lease units amounting to $832,000,
(viii) payments of programming rights amounting to $1.8 million, and (ix) maintenance and other capital expenditures and intangibles totaling approximately $6.7 million. As of December 31, 1996, the Company's cash on hand approximated $8.6 million.

   During 1995, net cash provided by operations was approximately $6.2 million, which together with $1.4 million of cash on hand and $10.9 million of net cash provided by the Company's financing activities, was used to fund a $12.5 million distribution to the Parent and to fund investment activities totalling $6.5 million. Investment activities consisted of (i) the final payment of the deferred purchase price for the Company's New England DBS rights of approximately $1.9 million, (ii) the purchase of a new WDSI studio and office facility for $520,000, (iii) the purchase of a LIBOR cap for $300,000, (iv) the purchase of DSS units used as rental and lease units for $157,000, (v) payments of programming rights amounting to $1.2 million, and (vi) maintenance and other capital expenditures totalling approximately $2.3 million.

   During 1994, net cash provided by operations amounted to $4.1 million, which together with cash on hand and borrowings of $35.0 million was used to fund capital expenditures of $1.3 million, to pay a portion of the deferred purchase price of the DBS rights for $943,000, to repay debt totalling $34.0 million, to fund debt issuance costs of $1.6 million and to pay programming rights of $1.3 million.

   On October 8, 1996, the Company completed the Initial Public Offering in which it sold 3,000,000 shares of its Class A Common Stock to the public at a price of $14.00 per share resulting in net proceeds to the Company of approximately $38.1 million. The Company applied the net proceeds from the Initial Public Offering as follows: (i) $17.9 million for the payment of the cash portion of the purchase price of the Michigan/Texas DBS Acquisition, (ii) $12.0 million to the Ohio DBS Acquisition, (iii) $3.0 million to repay indebtedness under the New Credit Facility, (iv) $1.9 million to make a payment on account of the Portland Acquisition, (v) $1.5 million for the payment of the cash portion of the purchase price of the Management Agreement Acquisition, and
(vi) $1.4 million for the Towers Purchase. The Management Agreement Acquisition and the Towers Purchase were accounted for using the pooling of interest method.

   On January 27, 1997, the Company completed the Unit Offering in which it sold 100,000 Units resulting in net proceeds to the Company of $96.0 million. The Company applied or intends to apply the net proceeds from the Unit Offering as follows: (i) $29.6 million to the repayment of indebtedness under the New Credit Facility, which represented all indebtedness under the New Credit Facility at the time of the consummation of the Unit Offering, (ii) $15.0 million for the Mississippi DBS Acquisition, (iii) $8.8 million for the cash portion of the Indiana DBS Acquisition, (iv) $7.0 million for the cash portion of the purchase price of the Virginia/West Virginia DBS Acquisition, (v) $2.4 million for the Arkansas DBS Acquisition and (vi) approximately $558,000 to the retirement of the Pegasus Credit Facility and expenses related thereto. The remaining net proceeds together with available borrowings under the New Credit Facility and proceeds from the New Hampshire Cable Sale will be used for working capital, general corporate purposes and to finance future acquisitions. The Company engages in discussions with respect to acquisition opportunities in media and communications businesses on a regular basis. Although the Company is in various stages of discussions in connection with potential acqisitions, the Company has not entered into any definitive agreements with respect to any such acquisitions at this time. The Company intends to temporarily invest the net remaining proceeds of the Unit Offering in short-term, investment grade securities. The Company intends to use the net proceeds for working capital, general corporate purposes and to finance future acquisitions.

   The Company is highly leveraged. As of December 31, 1996, on a pro forma basis after giving effect to the Completed Transactions, the Company would have had Indebtedness of $86.0 million, total stockholders' equity of $149.2 million including Preferred Stock of $96.0 million and, assuming certain conditions are met, $50.0 million available under the New Credit Facility. For the year ended December 31, 1996, on a pro forma basis after giving effect to the Completed Transactions, the Company's earnings would have been inadequate to cover its combined fixed charges and Series A Preferred Stock dividends by approximately $25.2 million. The ability of the Company to repay its existing indebtedness and to pay dividends on the Series A Preferred Stock and to redeem the Series A Preferred Stock at maturity will depend upon future operating performance, which is subject to the success of the Company's business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors, many of which are beyond the Company's control.

   The Company completed the $85.0 million Notes offering on July 7, 1995. The Notes were issued pursuant to an Indenture between PM&C and First Union National Bank, as trustee. The Indenture restricts PM&C's ability to engage in certain types of transactions including debt incurrence, payment of dividends, investments in unrestricted subsidiaries and affiliate transactions.

   During July 1995, the Company entered into the Old Credit Facility in the amount of $10.0 million from which $6.0 million was drawn in connection with the Portland and Tallahassee Acquisitions in the first quarter of 1996 and $2.8 million was drawn to fund deposits in connection with the Cable Acquisition. The Old Credit Facility was retired in August 1996 from borrowings under the New Credit Facility.

   The New Credit Facility is a seven-year, senior collateralized revolving credit facility for $50.0 million. The amount of the New Credit Facility will reduce quarterly beginning March 31, 1998. As of December 31, 1996, $29.6 million had been drawn under the New Credit Facility in connection with the retirement of the Old Credit Facility and the consummation of the Cable Acquisition. The New Credit Facility is intended to be used for general corporate purposes and to fund possible future acquisitions. Borrowings under the New Credit Facility are subject to among other things, PM&C's ratio of total funded debt to adjusted operating cash flow. The Company repaid $3.0 million of indebtedness under the New Credit Facility with proceeds from the Initial Public Offering and subsequently borrowed an additional $1.0 million. The Company repaid $29.6 million, representing the outstanding balance under the New Credit Facility at the consummation of the Unit Offering, with proceeds of the Unit Offering. Currently, the Company is able to draw down $50.0 million from the New Credit Facility, subject to certain exceptions.

   The Pegasus Credit Facility was entered into by Pegasus in January 1997 and retired concurrently with the consummation of the Unit Offering. Under the Pegasus Credit Facility, Pegasus was permitted to borrow up to $5.0 million in connection with the acquisition of DBS businesses until the consummation of the Unit Offering. Prior to the retirement of the Pegasus Credit Facility, $526,000 had been drawn under the Pegasus Credit Facility.

   The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company believes that the remaining net proceeds of the Unit Offering together with available borrowings under the New Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

   The Company closely monitors conditions in the capital markets to identify opportunities for the effective and prudent use of financial leverage. In financing its future expansion and acquisition requirements, the Company would expect to avail itself of such opportunities and thereby increase its indebtedness which could result in increased debt service requirements. There can be no assurance that such debt financing can be completed on terms satisfactory to the Company or at all. The Company may also issue additional equity to fund its future expansion and acquisition requirements.

CAPITAL EXPENDITURES

   The Company's capital expenditures aggregated $6.3 million in 1996 as compared to $2.6 million in 1995. The increase was primarily due to $3.1 million of nonrecurring expenditures relating to TV transmitter upgrades and Cable interconnections and fiber upgrades. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1997 capital projects include (i) DBS expenditures of approximately $230 per new subscriber, (ii) Cable expenditures of approximately $1.0 million for the completion of the interconnection of the Puerto Rico Cable systems and fiber upgrades in Puerto Rico and New England, and (iii) approximately $6.5 to $7.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. There can be no assurance that the Company's capital expenditure plans will not change in the future.

OTHER

   As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Under the terms of the Indenture, PM&C is prohibited from paying dividends prior to July 1, 1998. The payment of dividends subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture, and will also be subject to lender consent under the terms of the New Credit Facility.

   PM&C's ability to incur additional indebtedness is limited under the terms of the Indenture and the New Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the New Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent.

   The Company's revenues vary throughout the year. As is typical in the broadcast television industry, the Company's first quarter generally produces the lowest revenues for the year, and the fourth quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

   The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. Substantially all of the Company's indebtedness bear interest at a fixed rate.

   The Company has reviewed the provisions of Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the implementation of the above standards did not have any impact on the Company.

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is set forth on pages F-1 through F-24.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10: EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   Set forth below is certain information concerning the executive officers and directors of Pegasus.

 Name                        Age    Position
------------------------    -----   ------------------------------------------

Marshall W. Pagon........    41     Chairman of the Board, President, Chief
                                    Executive Officer and Treasurer

Robert N. Verdecchio.....    40     Senior Vice President, Chief Financial
                                    Officer and Assistant Secretary


Ted S. Lodge  ...........    40     Senior Vice President, General Counsel,
                                    Chief Administrative Officer and Assistant
                                    Secretary

Howard E. Verlin  .......    35      Vice President and Secretary

Guyon W. Turner  ........    55      Vice President

James J. McEntee, III(1)     39      Director

Mary C. Metzger(2)  .....    51      Director

Donald W. Weber(1)(2)  ..    60      Director

------
(1) Member of Compensation Committee.
(2) Member of Audit Committee.

   Marshall W. Pagon has served as President, Chief Executive Officer, Treasurer and Chairman of the Board of Pegasus since its incorporation. Mr. Pagon also serves as Chief Executive Officer and Director of each of Pegasus' subsidiaries. From 1991 to October 1994, when the assets of various affiliates of PM&C, principally limited partnerships that owned and operated the Company's TV and Cable operations, were transferred to PM&C's subsidiaries, Mr. Pagon or entities controlled or affiliated with Mr. Pagon served as the general partner of these partnerships and conducted the business of the Company. Mr. Pagon's background includes over 15 years of experience in the media and communications industry.

   Robert N. Verdecchio has served as Pegasus' Senior Vice President, Chief Financial Officer and Assistant Secretary since its inception. He has also served similar functions for PM&C's affiliates and predecessors in interest since 1990. Mr. Verdecchio is a certified public accountant and has over ten years of experience in the media and communications industry.

   Ted S. Lodge has served as Senior Vice President, General Counsel, Chief Administrative Officer and Assistant Secretary of Pegasus since July 1, 1996. From June 1992 through May 1996, Mr. Lodge practiced law with the law firm of Lodge & Company. During such period, Mr. Lodge was engaged by the Company as its outside legal counsel in connection with several of the Company's acquisitions. Prior to founding Lodge & Company, Mr. Lodge served as Vice President, Legal Department of SEI Corporation from May 1991 to June 1992 and as Vice President, General Counsel of Vik Brothers Insurance, Inc. from March 1989 to May 1991.

   Howard E. Verlin is a Vice President and Secretary of Pegasus and is responsible for operating activities of the Company's Cable and DBS subsidiaries, including supervision of their general managers. Mr. Verlin has served similar functions with respect to the Company's predecessors in interest and affiliates since 1987 and has over 14 years of experience in the media and communications industry.

   Guyon W. Turner is a Vice President of Pegasus and is responsible for the Company's broadcast television subsidiary. From 1984 to 1993, Mr. Turner was the managing general partner of Scranton TV Partners, Ltd., from which the Company acquired WOLF and WWLF in 1993. Mr. Turner was also chairman and director of Empire Radio Partners, Ltd. from March 1991 to December 1993. In November 1992, Empire filed for protection under Chapter 11 of the Bankruptcy Code. Mr. Turner's background includes over 20 years of experience in the media and communications industry.

   James J. McEntee, III has been a Director of Pegasus since October 8, 1996. Mr. McEntee has been a member of the law firm of Lamb, Windle & McErlane, P.C. for the past five years and a principal of that law firm for the past three years.

   Mary C. Metzger has been a Director of Pegasus since November 14, 1996. Ms. Metzger has been Chairman of Personalized Media Communications L.L.C. and its predecessor company, Personalized Media Communications Corp. since February 1989. Ms. Metzger has also been Managing Director of Video Technologies International, Inc. since June 1986.

   Donald W. Weber has been a Director of Pegasus since its incorporation and a director of PM&C since November 1995. Mr. Weber has been the President and Chief Executive Officer of Viewstar Entertainment Services, Inc., an NRTC member that distributes DIRECTV services in North Georgia, since August 1993. From November 1991 through August 1993, Mr. Weber was a private investor and consultant to various communication companies. Prior to that time, Mr. Weber was President and Chief Operating Officer of Contel Corporation until its merger with GTE Corporation in 1991. Mr. Weber is currently a member of the boards of directors of InterCel, Inc. and Healthdyne Information Enterprises, Inc., which are publicly-traded companies.

   In connection with the Michigan/Texas DBS Acquisition, the Parent agreed to nominate a designee of Harron as a member of Pegasus' Board of Directors. Effective October 8, 1996, James J. McEntee, III was appointed to Pegasus' Board of Directors as Harron's designee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Pegasus' executive officers and directors and persons who own more than ten percent of a registered class of Pegasus' equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Pegasus with copies of these reports. Based on Pegasus' review of the copies of these reports received by it, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, Pegasus believes that all filings required to be made by the reporting persons for 1996 were made on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

   The salaries of the Company's executive officers were historically paid by the Management Company. Upon the closing of the Initial Public Offering, the Management Agreement was transferred to the Company and the salaries of the Company's executive officers began to be paid for by the Company. The following table summarizes the compensation paid for the last two fiscal years to the Chief Executive Officer and to each of the Company's most highly compensated officers whose total annual salary and bonus for the fiscal year ended December 31, 1996 exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                                                       Long-Term
                                                                            Annual Compensation(1)    Compensation
                                                                            ----------------------   --------------
                                                                                                        Restricted       All
                                                                                      Other Annual        Stock         Other
Name                    Principal Position                        Year     Salary     Compensation      Awards(3)    Compensaton(4)
----------------------  --------------------------------------    ----   ----------  --------------  -------------- --------------
Marshall W. Pagon  ...  President and Chief Executive Officer     1996    $150,000          --              --          --
                                                                  1995    $150,000          --              --          --
                                                                  1994    $150,000          --              --          --
Robert N. Verdecchio..  Senior Vice President, Chief Financial    1996    $125,000          --          $1,746,794      --
                        Officer and Assistant Secretary           1995    $122,083          --          $  133,450      --
                                                                  1994    $ 90,000          --              --          --
Howard E. Verlin  ....  Vice President, Cable and Satellite       1996    $100,000          --          $   89,166      --
                        Television, and Secretary                 1995    $100,000          --          $   95,321      --
                                                                  1994    $ 65,000          --              --          --
Guyon W. Turner  .....  Vice President, Broadcast Television      1996    $130,717      $18,200(2)      $1,738,674      --
                                                                  1995    $130,486      $18,200(2)      $   95,321      --
                                                                  1994    $140,364      $20,480(2)          --          --

------
(1) Prior to the consummation of the Initial Public Offering, the Company's executive officers never received any salary or bonus compensation from the Company. The salary amounts presented above for 1994 and 1995 and for January 1, 1996 through October 8, 1996 were paid by the Management Company. After October 8, 1996, the Company's executive officers' salaries were paid by the Company. There are no employment agreements between the Company and its executive officers.

(2) Includes $18,000 housing allowance paid by the Company.

(3) Represents grants of the Parent's Non-Voting Common Stock in 1995 (875 shares to Mr. Verdecchio and 625 shares each to Messrs. Verlin and Turner). Amounts shown in the table for 1995 are based on a valuation prepared for the Parent at the time of the grants. Amounts shown in the table for 1996 are based on the Initial Public Offering price of $14.00 per share. One-fourth of the shares vest on December 31 of each of 1995, 1996, 1997 and 1998. Upon the completion of the Initial Public Offering, all of the Parent's Non-Voting Common Stock were exchanged for shares of Class A Common Stock pursuant to the Management Share Exchange resulting in 46,132, 39,952 and 32,952 shares of Class A Common Stock, respectively to Messrs. Verdecchio, Verlin and Turner. In 1996, 123,868, 6,369 and 124,191 shares were granted to Messrs. Verdecchio, Verlin and Turner which vested in accordance with the same vesting schedule. An additional 903 shares were granted to Mr. Verdecchio pursuant to the Restricted Stock Plan. As of December 31, 1996, Messrs. Verdecchio, Verlin and Turner had an aggregate of 170,903, 39,321 and 157,143 shares of Class A Common Stock with an aggregate value as of December 31, 1996 of $2,349,916, $540,664 and $2,160,716,
    respectively.

(4) Amounts listed for fiscal 1996 do not include the Company's contributions under the 401(k) Plans since such contributions have not been determined as of the date of this Report.

COMPENSATION OF DIRECTORS

   Under Pegasus' By-laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the Board of Directors. Pegasus currently pays its directors who are not employees or officers of Pegasus an annual retainer of $5,000 plus $500 for each Board meeting attended in person and $250 for each Board meeting held by telephone. Pegasus also reimburses each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the Board or committee of the Board.

   As additional remuneration for joining the Board, Mr. Weber was granted in April 1996 an option to purchase 3,385 shares of Class A Common Stock at an exercise price of $14.00 per share. Mr. Weber's option vested upon issuance, is exercisable until November 2000 and, at the time of grant, was issued at an exercise price equal to fair market value at the time Mr. Weber was elected a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Prior to the Initial Public Offering, Pegasus did not have a compensation committee or any other committee of the Board of Directors performing similar functions. Decisions concerning compensation of executive officers were made by the Board of Directors, which included Mr. Pagon, the President and Chief Executive Officer of Pegasus. Pegasus' compensation committee currently consists of Messrs. McEntee and Weber.

INCENTIVE PROGRAM

 GENERAL

   The Incentive Program, which includes the Restricted Stock Plan (as defined), the 401(k) Plans (as defined) and the Stock Option Plan (as defined), is designed to promote growth in stockholder value by providing employees with restricted stock awards in the form of Class A Common Stock and grants of options to purchase Class A Common Stock. Awards under the Restricted Stock Plan (other than certain discretionary awards) and the 401(k) Plans (other than matching contributions) are in proportion to annual increases in Location Cash Flow. For this purpose Location Cash Flow is automatically adjusted for acquisitions such that, for the purpose of calculating the annual increase in Location Cash Flow, the Location Cash Flow of the acquired properties is included as if it had been a part of the Company's financial results for the comparable period of the prior year. The Company has authorized up to 720,000 shares of Class A Common Stock in connection with the Restricted Stock Plan and Stock Option Plan (subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus) and up to 205,000 shares of Class A Common Stock in connection with the 401(k) Plans.

   The Company believes that the Restricted Stock Plan and 401(k) Plans result in greater increases in stockholder value than result from a conventional stock option program, because these plans create a clear cause and effect relationship between initiatives taken to increase Location Cash Flow and the amount of incentive compensation that results therefrom.

   Although the Restricted Stock Plan and 401(k) Plans like conventional stock option programs provide compensation to employees as a function of growth in stockholder value, the tax and accounting treatments of these programs are different. For tax purposes, incentive compensation awarded under the Restricted Stock Plan (upon vesting) and the 401(k) Plans is fully tax deductible as compared to conventional stock option grants which generally are only partially tax deductible upon exercise. For accounting purposes, conventional stock option programs generally do not result in a charge to earnings while compensation under the Restricted Stock Plan and the 401(k) Plans do result in a charge to earnings. The Company believes that these differences result in a lack of comparability between the EBITDA of companies that utilize conventional stock option programs and the EBITDA of the Company.

   The table below lists the specific maximum components of the Restricted Stock Plan (other than certain discretionary awards) and the 401(k) Plans (other than matching contributions) in terms of a $1 increase in annual Location Cash Flow.

 Component                                                                                       Amount
-------------------------------------------------------------------------------------------   ----------
Restricted Stock grants to general managers based on the increase in annual Location Cash
  Flow of individual business units ........................................................     6cents
Restricted Stock grants to department managers based on the increase in annual Location
  Cash Flow of individual business units ...................................................     6cents
Restricted Stock grants to corporate managers (other than executive officers) based on the
  Company-wide increase in annual Location Cash Flow .......................................     3cents
Restricted Stock grants to employees selected for special recognition  .....................     5cents
Restricted Stock grants under the 401(k) Plans for the benefit of all eligible employees
  and allocated pro-rata based on wages ....................................................    10cents
                                                                                               ----------
    Total  .................................................................................    30cents
                                                                                               ==========

   As of January 31, 1997, the Company has six general managers, 27 department managers and nine corporate managers.

   Executive officers and non-employee directors are not eligible to receive profit sharing awards under the Restricted Stock Plan. Executive officers are eligible to receive awards under the Restricted Stock Plan consisting of (i) special recognition awards, (ii) awards made to the extent that an employee does not receive a matching contribution because of restrictions of the Internal Revenue Code of 1986, as amended (the "Code") and (iii) discretionary awards determined by the Compensation Committee. Executive officers and non-employee directors are eligible to receive options under the Stock Option Plan.

RESTRICTED STOCK PLAN

   In September 1996, Pegasus adopted the Pegasus Restricted Stock Plan (the "Restricted Stock Plan" and, together with the 401(k) Plans and the Stock Option Plan, the "Incentive Program"), which was also approved by Pegasus' stockholders in September 1996. The Restricted Stock Plan will terminate in September 2006. Under the Restricted Stock Plan, 270,000 shares of Class A Common Stock (subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus) are available for granting restricted stock awards to eligible employees of the Company who have completed at least one year of service. The Restricted Stock Plan provides for three types of restricted stock awards that are made in the form of Class A Common Stock as shown in the table above: (i) profit sharing awards to general managers, department managers and corporate managers (other than executive officers); (ii) special recognition awards for consistency (team award), initiative (a team or individual award), problem solving (a team or individual award) and individual excellence; and (iii) awards that are made to the extent that an employee does not receive a matching contribution under the U.S. 401(k) Plan or the Puerto Rico 401(k) Plan because of restrictions of the Code or the Puerto Rico Internal Revenue Code, respectively. The Restricted Stock Plan, as amended effective as of February 1, 1997, also permits the Compensation Committee to make discretionary restricted stock awards to eligible employees. Restricted Stock Awards vest 34% after two years of service with the Company (including years before the Restricted Stock Plan was established), 67% after three years of service and 100% after four years of service.

STOCK OPTION PLAN

   In September 1996, Pegasus adopted the Pegasus Communications 1996 Stock Option Plan (the "Stock Option Plan"), which was also approved by Pegasus' stockholders in September 1996. The Stock Option Plan terminates in September 2006. Under the Stock Option Plan, up to 450,000 shares of Class A Common Stock (subject to adjustment to reflect stock dividends, stock splits, recapitalizations, and similar changes in the capitalization of Pegasus) are available for the granting of nonqualified stock options ("NQSOs") and options qualifying as incentive stock options ("ISOs") under Section 422 of the Code. Executive officers, who are not eligible to receive profit sharing awards under the Restricted Stock Plan, are eligible to receive NQSOs or ISOs under the Stock Option Plan, but no executive officer may be granted options covering more than 275,000 shares of Class A Common Stock under the Stock Option Plan. Directors of Pegasus who are not employees of the Company are eligible to receive NQSOs under the Stock Option Plan. Currently, five executive officers and three non-employee directors are eligible to receive options under the Stock Option Plan.

401(K) PLANS

   Effective January 1, 1996, PM&C adopted the Pegasus Communications Savings Plan (the "U.S. 401(k) Plan") for eligible employees of PM&C and its domestic subsidiaries. In 1996, the Company's Puerto Rico subsidiary adopted the Pegasus Communications Puerto Rico Savings Plan (the "Puerto Rico 401(k) Plan" and, together with the U.S. 401(k) Plan, the "401(k) Plans") for eligible employees of the Company's Puerto Rico subsidiaries. Substantially all Company employees who, as of the enrollment date under the 401(k) Plans, have completed at least one year of service with the Company are eligible to participate in one of the 401(k) Plans. Participants may make salary deferral contributions of 2% to 6% of salary to the 401(k) Plans.

   The Company may make three types of contributions to the 401(k) Plans, each allocable to a participant's account if the participant completes at least 1,000 hours of service in the applicable plan year, and is employed on the last day of the applicable plan year: (i) the Company matches 100% of a participant's salary deferral contributions to the extent the participant invested his or her salary deferral contributions in Class A Common Stock at the time of his or her initial contribution to the 401(k) Plans; (ii) the Company, in its discretion, may contribute an amount that equals up to 10% of the annual increase in Company-wide Location Cash Flow (these Company discretionary contributions, if any, are allocated to eligible participants' accounts based on each participant's salary for the plan year); and (iii) the Company also matches a participant's rollover contribution, if any, to the 401(k) Plans, to the extent the participant invests his or her rollover contribution in Class A Common Stock at the time of his or her initial contribution to the 401(k) Plans. Discretionary Company contributions and Company matches of employee salary deferral contributions and rollover contributions are made in the form of Class A Common Stock, or in cash used to purchase Class A Common Stock. The Company has authorized and reserved for issuance up to 205,000 shares of Class A Common Stock in connection with the 401(k) Plans. Company contributions to the 401(k) Plans are subject to limitations under applicable laws and regulations.


   All employee contributions to the 401(k) Plans are fully vested at all times and all Company contributions, if any, vest 34% after two years of service with the Company (including years before the 401(k) Plans were established); 67% after three years of service and 100% after four years of service. A participant also becomes fully vested in Company contributions to the 401(k) Plans upon attaining age 65 or upon his or her death or disability.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth as of March 21, 1997, certain information with respect to the beneficial holdings of each director, each of the executive officers named in the Summary Compensation Table, and all executive officers and directors as a group, as well as the holdings of each stockholder who was known to Pegasus to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of more than 5% of the Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders generally, and holders of Class B Common Stock are entitled to ten votes per share. Shares of Class B Common Stock are convertible immediately into shares of Class A Common Stock on a one-for-one basis, and accordingly, holders of Class B Common Stock are deemed to own the same number of shares of Class A Common Stock. The Parent and Pegasus Capital, L.P. hold in the aggregate all shares of Class B Common Stock, representing 47.1% of the Common Stock (and 89.9% of the combined voting power of all voting stock) of Pegasus on a fully diluted basis. Marshall W. Pagon is deemed to be the beneficial owner of all of the Class B Common Stock. The outstanding capital stock of the Parent consists of 64,119 shares of Class A Voting Common Stock and 5,000 shares of Parent Non-Voting Stock, all of which are beneficially owned by Marshall W. Pagon.

                                                  Pegasus Class A            Pegasus Class B
                                                    Common Stock              Common Stock
                                                 Beneficially Owned        Beneficially Owned
                                             -------------------------   -----------------------
Beneficial Owner                                  Shares          %         Shares         %
 ------------------------------------------   --------------   -------    -----------   --------
Marshall W. Pagon(1)(2)  ..................     4,590,990(3)    47.1%     4,581,900      100.0%
Guyon W. Turner  ..........................       157,143(4)     3.0%            --        --
Robert N. Verdecchio  .....................       175,448(4)     3.4%            --        --
Howard E. Verlin  .........................        48,411(4)        (5)          --        --
James J. McEntee, III  ....................           500           (5)          --        --
Mary C. Metzger  ..........................           500           (5)          --        --
Donald W. Weber(6)  .......................         5,385           (5)          --        --
Richard D. Summe(7)  ......................       284,719        5.5%            --        --
Harron Communications Corp.(8)
 70 East Lancaster Avenue
 Frazer, PA 19355  ........................       852,110       16.5%            --        --
Directors and Executive Officers as a
  Group
  (8 persons)(9) ..........................     4,983,513       51.1%     4,581,900      100.0%

------
(1) The address of this person is c/o Pegasus Communications Management
    Company, 5 Radnor Corporate Center, Suite 454, 100 Matsonford Road,
    Radnor, Pennsylvania 19087.
(2) Pegasus Capital, L.P. holds 1,217,348 shares of Class B Common Stock. Mr. Pagon is the sole shareholder of the general partner of Pegasus Capital, L.P. and is deemed to be the beneficial owner of these shares. All of the 3,364,552 remaining shares of Class B Common Stock are owned by the Parent. All Class A Voting Common Stock of the Parent are held by Pegasus Communications Limited Partnership. Mr. Pagon controls Pegasus Communications Limited Partnership by reason of his ownership of all the outstanding voting stock of the sole general partner of a limited partnership that is, in turn, the sole general partner in Pegasus Communications Limited Partnership. As such, Mr. Pagon is the beneficial owner of 100% of Class B Common Stock with sole voting and investment power over all such shares.
(3) Includes 4,581,900 shares of Class B Common Stock, which are convertible into shares of Class A Common Stock on a one-for-one basis.
(4) On March 26, 1997, the Securities and Exchange Commission declared effective a registration statement filed by Pegasus which would permit Messrs. Turner, Verdecchio and Verlin to sell 157,143, 170,000 and 39,321 shares of Class A Common Stock, respectively, subject to certain vesting and other restrictions. Messrs. Turner, Verdecchio and Verlin have sole voting and investment power over their shares, subject to certain vesting restrictions.
(5) Represents less than 1% of the outstanding shares of the class of Common Stock.
(6) Includes 3,385 shares of Class A Common Stock issuable upon the exercise of the vested portion of outstanding stock options.
(7) The address of Richard D. Summe is 11790 E. State Road 334, Zionsville, Indiana 46077-9399.
(8) Under the terms of a stockholder's agreement entered into by the Company in connection with the Michigan/Texas DBS Acquisition, the Company has a right of first offer to purchase any shares sold by Harron in a private transaction exempt from registration under the Securities Act.
(9) See footnotes (2), (3) and (6). Also includes 1,500 shares of Class A Common Stock owned by Ted S. Lodge's wife, for which Mr. Lodge disclaims beneficial ownership, and 3,636 shares of Class A Common Stock issued to Mr. Lodge for which Mr. Lodge has sole voting and investment power, subject to certain vesting restrictions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

   The Management Company performed various management and accounting services for the Company pursuant to the Management Agreement between the Management Company and the Company. Mr. Pagon controls and is the majority owner of the Management Company. Upon the consummation of the Initial Public Offering, the Management Agreement was transferred to the Company, and the employees of the Management Company became employees of the Company. In consideration for the transfer of this agreement together with certain net assets, including approximately $1.5 million of accrued management fees, the Management Company received $19.6 million of Class B Common Stock (1,400,000 shares of Class B Common Stock) and approximately $1.5 million in cash. Of the 1,400,000 shares, 182,652 were exchanged for an equal number of shares of Class A Common Stock and transferred to certain members of management who were participants in the Management Share Exchange. The fair market value of the Management Agreement was determined by Kane Reece Associates, Inc. ("Kane Reece"), an independent appraiser, based upon a discounted cash flow approach using historical financial results and management's financial projections. In return for Kane Reece's services, the Company incurred a fee of approximately $15,000 plus expenses.

   Under the Management Agreement, the Management Company provided specified executive, administrative and management services to PM&C and its operating subsidiaries. These services included: (i) selection of personnel; (ii) review, supervision and control of accounting, bookkeeping, recordkeeping, reporting and revenue collection; (iii) supervision of compliance with legal and regulatory requirements; and (iv) conduct and control of daily operational aspects of the Company. In consideration for the services performed by the Management Company under the Management Agreement, the Company was charged management fees, which represented 5% of the Company's net revenues, and reimbursements for the Management Company's accounting department costs. The Management Company's offices are located at Suite 454, 5 Radnor Corporate Center, 100 Matsonford Road, Radnor, Pennsylvania 19087.

MANAGEMENT SHARE EXCHANGE

   Certain members of the Company's management, including all of the Company's executive officers with the exception of Marshall W. Pagon and Ted S. Lodge, held prior to the consummation of the Initial Public Offering 5,000 shares in the aggregate of Parent Non-Voting Stock. Upon consummation of the Initial Public Offering, all shares of the Parent Non-Voting Stock were exchanged for an aggregate of 263,606 shares of Class A Common Stock and the Parent Non-Voting Stock was distributed to the Parent.

SPLIT DOLLAR AGREEMENT

   In December 1996, the Company entered into a Split Dollar Agreement with the trustees of an insurance trust established by Marshall W. Pagon. Under the Split Dollar Agreement, the Company agreed to pay a portion of the premiums for certain life insurance policies covering Mr. Pagon owned by the insurance trust. The agreement provides that the Company will be repaid for all amounts it expends for such premiums, either from the cash surrender value or the proceeds of the insurance policies.

LOAN PROGRAM

   In February 1997, the Company adopted a program to assist its employees in obtaining loans to pay such employees' income taxes as a result of grants of Class A Common Stock by the Company and other purposes. Assistance may take the form of direct loans by the Company, guarantees by the Company of loans made by third parties, or other forms of credit support or credit enhancement, including without limitation, agreements by the Company to purchase such loans, purchase any collateral securing such loans (including Class A Common Stock), lend money or otherwise provide funds for the repayment of such loans. Any direct loan by the Company may not exceed 75 percent of the market value of the Class A Common Stock at the time that the loan is made.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this report:

   (1) Financial Statements

   The financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1.

   (2) Financial Statement Schedules

                                                                       Page
                                                                      --------
Report of Coopers & Lybrand L.L.P.  ..............                      S-1
Schedule II -- Valuation and Qualifying Accounts                        S-2

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit
Number        Description of Document
-------       -----------------------
2.1 Asset Purchase Agreement, dated March 21, 1996, among Dominica Padilla Acosta, Maria Del Carmen Padilla Lopez, Dom's Tele-Cable, Inc. and the Parent relating to the acquisition of Dom's Tele-Cable, Inc. (which is incorporated herein by reference to Exhibit 2.1 of the Form 10-K for the year ended December 31, 1995 of Pegasus Media & Communications, Inc.).
2.2 Contribution and Exchange Agreement by and between the Parent and Harron dated as of May 30, 1996 (including form of Joinder Agreement, Stockholder's Agreement and Noncompetition Agreement) (which is incorporated by reference to Exhibit 2.2 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057).
2.3      Amendment No. 1 to Exhibit 2.1 (which is incorporated by reference to
         Exhibit 2 to Pegasus Media & Communications, Inc.'s Form 8-K dated August 29, 1996).
2.4 Joinder Agreement dated as of May 31, 1996 by and among the Parent, Dominica Padilla Acosta (aka Dominick Padilla), Maria Del Carmen Padilla Lopez and Domar (which is incorporated by reference to Exhibit 5 to Pegasus Media & Communications, Inc.'s Form 8-K dated August 29,
         1996).
2.5 Amendment No. 1 to Exhibit 2.2 (which is incorporated by reference to Pegasus' Form 8-K, dated October 8, 1996).
2.6      Amendment No. 2 to Exhibit 2.2 (which is incorporated by reference to
         Exhibit 2.5 to Pegasus' Registration Statement on Form S-1 (File No. 333-057057).
2.7      Amendment No. 3 to Exhibit 2.2 (which is incorporated by reference to
         Exhibit 4 to Pegasus' Form 8-K dated October 8, 1996).
2.8 Joinder Agreement by and among Pegasus Communications Holdings, Inc., Pegasus Communications Corporation and Harron Communications Corp. dated as of October 8, 1996 (which is incorporated by reference to Exhibit 5 to Pegasus' Form 8-K dated October 8, 1996).
2.9 Stockholders' Agreement by and among Pegasus Communications Holdings, Inc., Pegasus Communications Corporation and Harron Communications Corporation dated as of October 8, 1996 (which is incorporated by reference to Exhibit 6 to Pegasus' Form 8-K dated as of October 8,
         1996).
2.10 Non-Competition Agreement by and among Pegasus Communications Holdings, Inc., Pegasus Communications Corporation and Harron Communications Corp. dated October 8, 1996 (which is incorporated by reference to Exhibit 7 to Pegasus Form 8-K dated as of October 8, 1996).

Exhibit
Number   Description of Document
-------  -----------------------
 2.11 Asset Purchase Agreement by and among Pegasus Communications Corporation and Horizon Telcom, Inc., Horizon Infotech, Inc. and Chillicothe Telephone Company dated as of October 23, 1996 (which is incorporated herein by reference to Pegasus' Registration Statement on Form S-4 (File No. 333-14857).
 2.12 Asset Purchase Agreement dated as of November 6, 1996 between State Cable TV Corp. and Pegasus Cable Television, Inc. (which is incorporated by reference to Exhibit 2.12 to Pegasus' Registration Statement on Form S-1 (File No. 333-18739).
 2.13 Agreement and Plan of Merger dated as of January 21, 1997 among Pegasus Communications Corporation, Pegasus Satellite Television of Indiana, Inc. and DBS of Indiana, Inc. and Exhibit 8 thereto (Stockholders Agreement dated as of January 31, 1997) (other exhibits have been omitted but will be provided to the SEC upon request) (which is incorporated by reference to Exhibit 1 to Pegasus' Form 8-K dated January 31, 1997).
 2.14 Asset Purchase Agreement by and among Pegasus Communications Corporation and ClearVision, Inc. and its Shareholders, dated as of January 25, 1997 (exhibits have been omitted but will be provided to the SEC upon request) (which is incorporated by reference herein to
         Exhibit 3 to Pegasus' Form 8-K dated January 31, 1997).
 3.1 Certificate of Incorporation of Pegasus, as amended (which is incorporated by reference to Exhibit 3.1 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057).
 3.2 By-Laws of Pegasus (which is incorporated by reference to Exhibit 3.2 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057).
 3.3 Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof which is incorporated by reference to Exhibit 3.3 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595).
 4.1 Indenture, dated as of July 7, 1995, by and among Pegasus Media & Communications, Inc., the Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National Association, as Trustee, relating to the 12 1/2 % Series B Senior Subordinated Notes due 2005 (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to Exhibit 4.1 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
 4.2     Form of Notes (included in Exhibit 4.1 above).
 4.3     Form of Subsidiary Guarantee (included in Exhibit 4.1 above).
 4.4 Indenture by and between Pegasus and First Union National Bank, as trustee, relating to the Exchange Notes (included in Exhibit 3.3 above).
10.1 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and D. & K. Broadcast Properties L.P. relating to television station WDBD (which is incorporated herein by reference to Exhibit 10.5 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.2 Agreement and Amendment to Station Affiliation Agreement, dated as of June 11, 1993, between Fox Broadcasting Company and Donatelli & Klein Broadcast relating to television station WDBD (which is incorporated herein by reference to Exhibit 10.6 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.3 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcast Company and Scranton TV Partners Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.8 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.4 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Scranton TV Partners, Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.9 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).

Exhibit
Number   Description of Document
-------  -----------------------
10.5 Amendment to Fox Broadcasting Company Station Affiliation Agreement Regarding Network Nonduplication Protection, dated December 2, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television stations WOLF, WWLF, and WILF (which is incorporated herein by reference to Exhibit 10.10 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.6 Consent to Assignment, dated May 1, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WOLF (which is incorporated herein by reference to Exhibit
         10.11 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.7 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and WDSI Ltd. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.12 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.8 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.13 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.9 Franchise Agreement for Mayaguez, Puerto Rico (which is incorporated herein by reference to Exhibit 10.14 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.10 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality).
10.11 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.12 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042).
10.13 Franchise Agreement granted to Dom's Tele-Cable, Inc., to build and operate cable television systems for the municipalities of Cabo Rojo, San German, Lajas, Hormigueros, Guanica, Sabana Grande and Maricao (which is incorporated herein by reference to Exhibit 2 to Pegasus Media & Communications, Inc.'s Form 8-K dated March 21, 1996).
10.14 Franchise Agreement granted to Dom's Tele-Cable, Inc. to build and operate cable television systems for the municipalities of Anasco, Rincon and Las Marias (which is incorporated herein by reference to Exhibit 3 to Pegasus Media & Communications, Inc.'s Form 8-K dated March 21, 1996).
10.15    New Credit Facility (which is incorporated by reference to Exhibit
         10.27 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057).
10.16+   Pegasus Restricted Stock Plan (which is incorporated by reference to
         Exhibit 10.28 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057).
10.17+ Option Agreement for Donald W. Weber (which is incorporated by reference to Exhibit 10.29 Pegasus' Registration Statement on Form S-1 (File No. 333-05057).
10.18+   Pegasus 1996 Stock Option Plan (which is incorporated by reference to
         Exhibit 10.30 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057).
10.19+ Amendment to Option Agreement for Donald W. Weber, dated December 19, 1996 (which is incorporated by reference to Exhibit 10.31 to Pegasus' Registration Statement on Form S-1 (File No. 333-18739).

Exhibit
Number   Description of Document
-------  -----------------------
10.20 Warrant Agreement between Pegasus and First Union National Bank, as Warrant Agent relating to the Warrants (which is incorporated by reference to Exhibit 10.32 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595).
21.1     Subsidiaries of Pegasus (which is incorporated by reference to Exhibit
         21.1 to Pegasus' Registration Statement on Form S-1 (File No.
         333-18739).
23.1*    Consent of Coopers & Lybrand L.L.P.
24.1*    Powers of Attorney (included in Signatures and Powers of Attorney).
27.1     Financial Data Schedule (which is incorporated by reference to Exhibit
         27.1 to Pegasus' Registration Statement on Form S-1 (333-23595).
99.1 The sections captioned "Prospectus Summary -- Glossary of Defined Terms," "Risk Factors," "Business -- Licenses, LMAs, DBS Agreements and Cable Franchises," and "Business -- Legislation and Regulation," from the Prospectus (which is incorporated herein by reference to the Prospectus dated March 26, 1997, filed as part of Pegasus' Registration Statement on Form S-1 (File No. 333-23595).

------
* Filed herewith.
+ Indicates a management contract or compensatory plan.

(b) Reports on Form 8-k

     On October 22, 1996, Pegasus filed a Current Report on Form 8-K dated October 8, 1996 reporting under Item 2 the acquisition of DBS territories in certain rural areas of Texas and Michigan and related assets from Harron Communications Corp., in exchange for $11.9 million of Class A Common Stock (valued at the price to the public of $14.00 per share in the Initial Public Offering) and approximately $17.9 million in cash. The Form 8-K contained financial statements relating to this acquisition.

   On November 25, 1996, Pegasus filed a Current Report on Form 8-K dated November 8, 1996 reporting under Item 2 the acquisition of DBS territories in certain rural areas of Ohio and related assets from Horizon Infotech, Inc. for approximately $12.0 million in cash (subject to certain adjustments). The Form 8-K contained pro forma financial information.

                      SIGNATURES AND POWERS OF ATTORNEY

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PEGASUS COMMUNICATIONS CORPORATION




                                   By: /s/ Marshall W. Pagon
                                       -----------------------------------
                                       Marshall W. Pagon
                                       Chief Executive Officer and President

                                       Date: March 26, 1997

Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Marshall W. Pagon, Robert N. Verdecchio and Ted
S. Lodge and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that each of such attorneys-in-fact and agents or his substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                               Title                          Date
             ---------                               -----                          ----
       /s/ Marshall W. Pagon         President, Chief Executive Officer and     March 26, 1997
  --------------------------------   Chairman of the Board
         Marshall W. Pagon
   (Principal Executive Officer)

     /s/ Robert N. Verdecchio        Senior Vice President, Chief               March 26, 1997
  --------------------------------   Financial Officer and Assistant
        Robert N. Verdecchio         Secretary
      (Principal Financial and
        Accounting Officer)

     /s/ James J. McEntee, III       Director                                   March 26, 1997
  --------------------------------
       James J. McEntee, III

        /s/ Mary C. Metzger          Director                                   March 26, 1997
  --------------------------------
          Mary C. Metzger

        /s/ Donald W. Weber          Director                                   March 26, 1997
  --------------------------------
          Donald W. Weber

                      PEGASUS COMMUNICATIONS CORPORATION
                        INDEX TO FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                         --------
Pegasus Communications Corporation (a newly formed entity which has nominal assets and includes the consolidated operations of entities under common control)
Report of Coopers & Lybrand L.L.P.  ..................................................................     F-2
Consolidated Balance Sheets as of December 31, 1995 and 1996  ........................................     F-3
Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996  ..........     F-4
Consolidated Statements of Changes in Total Equity for the years ended December 31, 1994, 1995 and
  1996 ...............................................................................................     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996  ..........     F-6
Notes to Consolidated Financial Statements  ..........................................................     F-7

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Pegasus Communications Corporation

We have audited the accompanying consolidated balance sheets of Pegasus Communications Corporation as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Communications Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 21, 1997 except as to Note 14
for which the date is March 10, 1997

                      PEGASUS COMMUNICATIONS CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                       --------------------------------
                                                                             1995             1996
                                                                        --------------   --------------
                                ASSETS
Current assets:
     Cash and cash equivalents  .....................................    $11,974,747      $  8,582,369
     Restricted cash  ...............................................      9,881,198                --
     Accounts receivable, less allowance for doubtful accounts of
        $238,000 and $243,000, respectively .........................      4,884,045         9,155,545
     Program rights  ................................................        931,664         1,289,437
     Inventory  .....................................................      1,100,899           697,957
     Deferred taxes  ................................................         42,440         1,290,397
     Prepaid expenses and other  ....................................        329,895           851,592
                                                                        --------------   --------------
       Total current assets  ........................................     29,144,888        21,867,297

Property and equipment, net  ........................................     16,571,538        24,115,138
Intangible assets, net  .............................................     48,028,410       126,236,128
Program rights  .....................................................      1,932,680         1,294,985
Deposits and other  .................................................         92,325           166,498
                                                                        --------------   --------------
       Total assets  ................................................    $95,769,841      $173,680,046
                                                                        ==============   ==============
                        LIABILITIES AND EQUITY
Current liabilities:
     Notes payable  .................................................    $   316,188      $     48,610
     Advances payable -- related party  .............................        468,327                --
     Current portion of long-term debt  .............................        271,934           315,223
     Accounts payable  ..............................................      2,494,738         5,075,981
     Accrued interest  ..............................................      5,173,745         5,592,083
     Accrued expenses  ..............................................      1,712,603         3,803,993
     Current portion of program rights payable  .....................      1,141,793           601,205
                                                                        --------------   --------------
       Total current liabilities  ...................................     11,579,328        15,437,095
                                                                        --------------   --------------
Long-term debt, net  ................................................     82,308,195       115,211,610
Program rights payable  .............................................      1,421,399         1,365,284
Deferred taxes  .....................................................        211,902         1,339,859
                                                                        --------------   --------------
       Total liabilities  ...........................................     95,520,824       133,353,848
Commitments and contingent liabilities  .............................             --                --
Total equity:
     Preferred stock; $0.01 par value; 5.0 million shares authorized              --                --
     Class A common stock  ..........................................          1,615            46,632
     Class B common stock  ..........................................             85            45,819
     Additional paid-in capital  ....................................      7,880,848        57,736,011
     Retained earnings (deficit)  ...................................      1,825,283       (17,502,264)
     Partners' deficit  .............................................     (9,458,814)               --
                                                                        --------------   --------------
       Total equity  ................................................        249,017        40,326,198
                                                                        --------------   --------------
     Total liabilities and equity  ..................................    $95,769,841      $173,680,046
                                                                        ==============   ==============

          See accompanying notes to consolidated financial statements

                      PEGASUS COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years Ended December 31,
                                                            ---------------------------------------------------
                                                                  1994              1995              1996
                                                             ---------------   --------------    ---------------
Revenues:
     Basic and satellite service  ........................     $ 8,455,815      $10,002,579       $ 16,645,428
     Premium services  ...................................       1,502,929        1,652,419          2,197,188
     Broadcasting revenue, net of agency commissions  ....      13,204,148       14,862,734         21,813,409
     Barter programming revenue  .........................       4,604,200        5,110,662          6,337,220
     Other  ..............................................         423,998          519,682            935,387
                                                             ---------------   --------------    ---------------
          Total revenues  ................................      28,191,090       32,148,076         47,928,632
                                                             ---------------   --------------    ---------------
Operating expenses:
     Programming  ........................................       4,094,688        5,475,623          9,889,895
     Barter programming expense  .........................       4,604,200        5,110,662          6,337,220
     Technical and operations  ...........................       2,791,885        2,740,670          3,271,564
     Marketing and selling  ..............................       3,372,482        3,928,073          5,481,315
     General and administrative  .........................       3,289,532        3,885,473          5,923,247
     Incentive compensation  .............................         432,066          527,663            985,365
     Corporate expenses  .................................       1,505,904        1,364,323          1,429,252
     Depreciation and amortization  ......................       6,940,147        8,751,489         12,060,498
                                                             ---------------   --------------    ---------------
          Income from operations  ........................       1,160,186          364,100          2,550,277
Interest expense  ........................................      (5,360,729)      (8,793,823)       (12,454,891)
Interest expense -- related party  .......................        (612,191)         (22,759)                --
Interest income  .........................................              --          370,300            232,361
Other expenses, net  .....................................         (65,369)         (44,488)          (171,289)
                                                             ---------------   --------------    ---------------
     Loss before income taxes and extraordinary items  ...      (4,878,103)      (8,126,670)        (9,843,543)
Provision (benefit) for income taxes  ....................         139,462           30,000           (120,000)
                                                             ---------------   --------------    ---------------
     Loss before extraordinary items  ....................      (5,017,565)      (8,156,670)        (9,723,543)
Extraordinary gain (loss) from extinguishment of debt,
   net ...................................................        (633,267)      10,210,580           (250,603)
                                                             ---------------   --------------    ---------------
     Net income (loss)  ..................................     ($ 5,650,832)    $ 2,053,910       ($  9,974,146)
                                                             ===============   ==============    ===============
Income (loss) per share:
     Loss before extraordinary items  ....................     ($     0.99)    ($      1.59)      ($       1.56)
     Extraordinary (loss) gain  ..........................           (0.13)            1.99               (0.04)
                                                             ---------------   --------------    ---------------
     Net income (loss)  ..................................     ($     1.12 )    $      0.40       ($       1.60)
                                                             ===============   ==============    ===============
     Weighted average shares outstanding  ................       5,044,042        5,139,937           6,239,663
                                                             ===============   ==============    ===============

          See accompanying notes to consolidated financial statements

                      PEGASUS COMMUNICATIONS CORPORATION
              CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL EQUITY

                                          Common Stock
                                   -------------------------     Additional         Retained         Partners'          Total
                                      Number         Par           Paid-In          Earnings          Capital           Equity
                                     of Shares      Value          Capital         (Deficit)         (Deficit)       (Deficiency)
                                    -----------   ----------    --------------   ---------------   --------------   --------------
Balances at January 1, 1994  ....                                                 $    140,372      ($ 2,567,724)    ($ 2,427,352)
Net loss  .......................                                                     (790,501)      (4,860,331)       (5,650,832)
Incorporation of partnerships  ..          444     $   444                          (3,255,780)       3,228,038           (27,298)
Redemption of minority interest                                 ($    49,490)                                             (49,490)
LP interests contribution  ......                                  1,335,000                         (1,335,000)
Conversion of term loans  .......           50          50        15,096,544                                           15,096,594
                                    -----------   ----------    --------------   ---------------   --------------   --------------
Balances at December 31, 1994  ..          494         494        16,382,054        (3,905,909)      (5,535,017)        6,941,622
Net income (loss)  ..............                                                    5,731,192       (3,677,282)        2,053,910
Distributions to Partners  ......                                                                      (246,515)         (246,515)
Distributions to Parent  ........                                (12,500,000)                                         (12,500,000)
Exchange of common stock  .......      161,006       1,121            (1,121)
Issuance of Class B common stock         8,500          85         3,999,915                                            4,000,000
                                    -----------   ----------    --------------   ---------------   --------------   --------------
Balances at December 31, 1995  ..      170,000       1,700         7,880,848         1,825,283       (9,458,814)          249,017
Net loss  .......................                                                   (5,934,261)      (4,039,885)       (9,974,146)
Contributions by Parent  ........                                    579,152                            105,413           684,565
Distributions to Parent  ........                                 (2,946,379)                                          (2,946,379)
Issuance of Class A common stock
  due to:
   Initial Public Offering ......    3,000,000      30,000        38,153,000                                           38,183,000
   WPXT Acquisition .............       82,143         821         1,149,179                                            1,150,000
   MI/TX DBS Acquisition ........      852,110       8,521        11,921,025                                           11,929,546
   Awards .......................        3,614          36            50,559                                               50,595
Issuance of Class B common stock due to:
   WPXT Acquisition .............       71,429         714           999,286                                            1,000,000
Conversions of partnerships  ....                                                  (13,393,286)      13,393,286
Exchange of PM&C Class B  .......      183,292       1,833            (1,833)
Exchange of PM&C Class A  .......    4,882,541      48,826           (48,826)
                                    -----------   ----------    --------------   ---------------   --------------   --------------
Balances at December 31, 1996  ..    9,245,129     $92,451      $ 57,736,011      ($ 17,502,264)                     $ 40,326,198
                                    ===========   ==========    ==============   ===============   ==============   ==============

          See accompanying notes to consolidated financial statements

                      PEGASUS COMMUNICATIONS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                          ---------------------------------------------------
                                                                1994              1995              1996
                                                          ---------------   --------------    ---------------
Cash flows from operating activities:
   Net income (loss) ...................................    ($  5,650,832)    $  2,053,910      ($  9,974,146)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Extraordinary (gain) loss on extinguishment of
        debt, net ......................................         633,267       (10,210,580)          250,603
     Depreciation and amortization  ....................       6,940,147         8,751,489        12,060,498
     Program rights amortization  ......................       1,193,559         1,263,190         1,514,122
     Accretion on discount of bonds  ...................              --           195,454           392,324
     Stock incentive compensation  .....................              --                --            50,595
     Gain on disposal of fixed assets  .................          30,524                --                --
     Bad debt expense  .................................         200,039           146,147           335,856
     Deferred income taxes  ............................         139,462            30,000          (120,000)
     Change in assets and liabilities:
        Accounts receivable ............................      (1,353,448)         (815,241)       (4,607,356)
        Inventory ......................................        (711,581)         (389,318)          402,942
        Prepaid expenses and other .....................        (250,128)          490,636          (521,697)
        Accounts payable & accrued expenses ............         702,240          (826,453)        4,672,633
        Advances payable -- related party ..............         142,048           326,279          (468,327)
        Accrued interest ...............................       2,048,569         5,173,745           418,338
        Deposits and other .............................          39,633             5,843           (74,173)
                                                           ---------------   --------------    ---------------
   Net cash provided by operating activities ...........       4,103,499         6,195,101         4,332,212

Cash flows from investing activities:
     Acquisitions  .....................................              --                --       (72,567,216)
     Capital expenditures  .............................      (1,264,212)       (2,640,475)       (6,294,352)
     Purchase of intangible assets  ....................        (943,238)       (2,334,656)       (1,758,727)
     Payments of programming rights  ...................      (1,310,294)       (1,233,777)       (1,830,903)
     Other  ............................................         (53,648)         (250,000)               --
                                                           ---------------   --------------    ---------------
   Net cash used for investing activities ..............      (3,571,392)       (6,458,908)      (82,451,198)

Cash flows from financing activities:
     Proceeds from long-term debt  .....................      35,015,000        81,455,919                --
     Repayments of long-term debt  .....................     (33,991,965)      (48,095,692)         (103,639)
     Borrowings on revolving credit facility  ..........              --         2,591,335        41,400,000
     Repayments on revolving credit facility  ..........              --        (2,591,335)      (11,800,000)
     Proceeds from borrowings from related parties  ....          26,000            20,000                --
     Restricted cash  ..................................              --        (9,881,198)        9,881,198
     Debt issuance costs  ..............................      (1,552,539)       (3,974,454)         (304,237)
     Capital lease repayments  .........................        (154,640)         (166,050)         (267,900)
     Contributions by Parent  ..........................              --                --           684,565
     Distributions to Parent  ..........................              --       (12,500,000)       (2,946,379)
     Proceeds from issuance of common stock  ...........              --         4,000,000        42,000,000
     Underwriting and IPO costs  .......................              --                --        (3,817,000)
                                                           ---------------   --------------    ---------------
   Net cash provided by (used in) financing activities .        (658,144)       10,858,525        74,726,608

Net increase (decrease) in cash and cash equivalents  ..        (126,037)       10,594,718        (3,392,378)
Cash and cash equivalents, beginning of year  ..........       1,506,066         1,380,029        11,974,747
                                                           ---------------   --------------    ---------------
Cash and cash equivalents, end of year  ................    $  1,380,029      $ 11,974,747      $  8,582,369
                                                           ===============   ==============    ===============

           See accompanying notes to consolidated financial statements

                      PEGASUS COMMUNICATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY:

   Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries stated below, the "Company") is a diversified media and communications company, incorporated in May 1996, is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent").

   Pegasus Media & Communications, Inc. ("PM&C") is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST") and MCT Cablevision, L.P. ("MCT"). PBT operates broadcast television ("TV") stations affiliated with the Fox Broadcasting Company television network ("Fox"). PCT, together with its subsidiary, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") and MCT operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico, respectively. PST provides direct broadcast satellite ("DBS") service to customers in the New England area. PBA holds a television station license which simulcasts programming from a station operated by PBT.

   Pegasus Satellite Holdings, Inc. ("PST Holdings") is a DBS holding company whose subsidiaries provide direct broadcast satellite service to customers in certain rural areas of Michigan, Texas and Ohio.

   On October 8, 1996, the Company completed an initial public offering (the "Initial Public Offering") in which it sold 3,000,000 shares of its Class A Common Stock to the public at a price of $14.00 per share resulting in net proceeds to the Company of $38.1 million.

   On October 8, 1996, in conjunction with the Initial Public Offering, the limited partnerships which owned and operated the Company's Puerto Rico cable operations and owned one of its broadcast licenses, restructured. This reorganization has been accounted for as if a pooling of interests had occurred.

   On October 31, 1994, the limited partnerships which owned and operated PCH's broadcast television, New England cable and satellite operations, restructured and transferred their assets to PM&C. This reorganization has been accounted for as if a pooling of interests had occurred.

   Pegasus Towers L.P. ("Towers"), a subsidiary of Pegasus, owns and operates television and radio transmitting towers located in Pennsylvania and Tennessee.

   Pegasus Communications Management Company ("PCMC"), a subsidiary of Pegasus, provides certain management and accounting services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

   The financial statements include the accounts of Pegasus and all of its subsidiaries or affiliates. All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to barter transactions and the useful lives and recoverability of intangible assets.

INVENTORIES:

   Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at lower of cost or market on a first-in, first-out basis.

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

2. Summary of Significant Accounting Policies:  - (Continued)

PROPERTY AND EQUIPMENT:

   Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations. For cable television systems, initial subscriber installation costs, including material, labor and overhead costs of the hookup, are capitalized as part of the distribution facilities. The costs of disconnection and reconnection are charged to expense. Satellite equipment that is leased to customers is stated at cost.

   Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:

       Reception and distribution facilities  ...     7 to 11 years
       Transmitter equipment  ...................     5 to 10 years
       Equipment, furniture and fixtures  .......     5 to 10 years
       Building and improvements  ...............    12 to 39 years
       Vehicles  ................................      3 to 5 years

INTANGIBLE ASSETS:

   Intangible assets are stated at cost and amortized by the straight-line method. Costs of successful franchise applications are capitalized and amortized over the lives of the related franchise agreements, while unsuccessful franchise applications and abandoned franchises are charged to expense. Financing costs incurred in obtaining long-term financing are amortized over the term of the applicable loan. Goodwill, broadcast licenses, network affiliation agreements and other intangible assets ("Intangible Assets") are reviewed periodically for impairment or whenever events or circumstances provide evidence that suggest that the carrying amounts may not be recoverable. The Company assesses the recoverability of its Intangible Assets by determining whether the amortization of the respective Intangible Asset balance can be recovered through projected undiscounted future cash flows.

   Amortization of Intangible Assets is computed using the straight-line method based upon the following lives:

            Broadcast licenses  ................         40 years
            Network affiliation agreements  ....         40 years
            Goodwill  ..........................         40 years
            Other intangibles  .................    2 to 14 years

REVENUE:

   The Company operates in two industry segments: multichannel television (DBS and Cable) and broadcast television (TV). The Company recognizes revenue in its TV operations when advertising spots are broadcasted. The Company recognizes revenue in its DBS and Cable operations when video and audio services are provided.

PROGRAMMING:

   The Company obtains a portion of its programming, including presold advertisements, through its network affiliation agreement with Fox and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company received payments from Fox, which totaled approximately $71,000, $215,000 and $73,000 in 1994, 1995 and 1996, respectively. For running independent producers' programming, the Company received no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the presold advertisements are broadcasted.

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

2. Summary of Significant Accounting Policies:  - (Continued)

ADVERTISING COSTS:

   Advertising costs are charged to operations in the year incurred and totaled $525,000, $613,000 and $1.1 million for the years ended December 31, 1994, 1995 and 1996, respectively.

CASH AND CASH EQUIVALENTS:

   Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

RESTRICTED CASH:

   The Company had restricted cash, including interest earned, held in escrow of $9.9 million at December 31, 1995. These funds were disbursed from the escrow to pay interest on its Series B Senior Subordinated Notes due 2005 (the "Series B Notes") in 1996.

PROGRAM RIGHTS:

   The Company enters into agreements to show motion pictures and syndicated programs on television. In accordance with the Statements of Financial Accounting Standards No. 63 ("SFAS No. 63"), only the right and associated liabilities for those films and programs currently available for showing are recorded. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period which approximates amortization based on the estimated number of showings during the contract period. Amortization of $1.2 million, $1.3 million and $1.5 million is included in programming expenses for the years ended December 31, 1994, 1995 and 1996, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods which are generally shorter than the license periods.

   The Company has entered into agreements totaling $1.7 million as of December 31, 1996, which are not yet available for showing at December 31, 1996, and accordingly, are not recorded by the Company.

   At December 31, 1996, the Company has commitments for future program rights of approximately $1,300,000, $815,000, $363,000 and $18,000 in 1997, 1998, 1999
and 2000, respectively.

INCOME TAXES:

   On October 31, 1994, in conjunction with the incorporation of certain entities, the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") were adopted. Prior to such date, the above entities operated as partnerships for federal and state income tax purposes and, therefore, no provision for income taxes was necessary. MCT is treated as a partnership for federal and state income tax purposes, but taxed as a corporation for Puerto Rico income tax purposes. The adoption of SFAS No. 109 did not have a material impact on the Company's financial position or results of operations. For the year ended December 31, 1994, income and deferred taxes are based on the Company's operations from November 1, 1994 through December 31, 1994, excluding (i) MCT, which for Puerto Rico income tax purposes is taxed as a corporation for the 12 month period ended December 31, 1994, and (ii) PBA and Towers, which are limited partnerships.

CONCENTRATION OF CREDIT RISK:

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables.

Concentration of Credit Risk: -- (Continued)

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

2. Summary of Significant Accounting Policies:  - (Continued)

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic regions. As of December 31, 1994, 1995 and 1996 the Company had no significant concentrations of credit risk.

3. PROPERTY AND EQUIPMENT:

   Property and equipment consist of the following:

                                             December 31,       December 31,
                                                 1995               1996
                                            --------------      --------------
Land  .................................      $    259,459       $    862,298
Reception and distribution facilities..        22,839,470         29,140,040
Transmitter equipment  ................         7,478,134         11,643,812
Building and improvements  ............         1,554,743          1,553,548
Equipment, furniture and fixtures  ....         1,333,797          1,509,588
Vehicles  .............................           571,456            766,192
Other equipment  ......................           997,352          2,295,446
                                            --------------      --------------
                                               35,034,411         47,770,924
Accumulated depreciation  .............       (18,462,873)       (23,655,786)
                                            --------------      --------------
Net property and equipment  ...........      $ 16,571,538       $ 24,115,138
                                            ==============      ==============

   Depreciation expense amounted to $4,027,866, $4,140,058, and $5,209,382 for the years ended December 31, 1994, 1995 and 1996, respectively.

4. INTANGIBLES:

   Intangible assets consist of the following:

                                         December 31,           December 31,
                                             1995                   1996
                                         --------------         --------------
Goodwill  ......................         $ 28,490,035           $ 28,490,035
Franchise costs  ...............           13,254,985             35,972,374
Broadcast licenses  ............            3,124,461             16,168,683
Network affiliation agreements              1,236,641              2,761,641
Deferred financing costs  ......            3,974,454              4,020,665
DBS rights  ....................            4,832,160             45,829,174
Non-compete agreement  .........                   --              2,700,000
Organization and other costs  ..            3,862,021              7,640,708
                                         --------------         --------------
                                           58,774,757            143,583,280
Accumulated amortization  ......          (10,746,347)           (17,347,152)
                                         --------------         --------------
   Net intangible assets .......         $ 48,028,410           $126,236,128
                                         ==============         ==============

                        PEGASUS COMMUNICATIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

     4. Intangibles:  - (Continued)

   Amortization expense amounted to $2,912,281, $4,611,431 and $6,851,116 for the years ended December 31, 1994, 1995 and 1996, respectively.

5. LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                                December 31,     December 31,
                                                                    1995             1996
                                                               --------------   --------------
Series B Notes payable by PM&C, due 2005, interest at
  12.5%, payable semi-annually in arrears on January 1,
  and July 1, net of unamortized discount of $3,804,546
  and $3,412,222 as of December 31, 1995 and 1996,
  respectively .............................................    $81,195,454      $ 81,587,778
Senior seven year revolving credit facility, interest at the
  Company's option at either the banks prime rate, plus an
  applicable margin or LIBOR, plus an applicable margin
  (8.375% at December 31, 1996) ............................             --        29,600,000
Mortgage payable, due 2000, interest at 8.75%  .............        517,535           498,468
Note payable, due 1998 interest at 10%  ....................             --         3,050,000
Capital leases and other  ..................................        867,140           790,587
                                                               --------------   --------------
                                                                 82,580,129       115,526,833
Less current maturities  ...................................        271,934           315,223
                                                               --------------   --------------
Long-term debt  ............................................    $82,308,195      $115,211,610
                                                               ==============   ==============

   In October 1994, the Company repaid the outstanding balances under its senior and junior term loan agreements with a portion of the proceeds from a $20.0 million term note agreement ("senior note") and $15.0 million subordinated term loan agreement ("subordinated loan") from various banking institutions. The senior note and subordinated loan were scheduled to mature on December 31, 2001 and September 30, 2003, respectively. Amounts were subsequently repaid as described below, which resulted in an extraordinary loss of $633,267.

   In July 1995, the Company sold 85,000 units consisting of $85.0 million in aggregate amount of 12.5% Series A Senior Subordinated Notes due 2005 (the "Series A Notes" and, together with the Series B Notes, the "Notes") and 8,500 shares of Class B Common Stock of PM&C (the "Note Offering"). The net proceeds from the sale were used to (i) repay approximately $38.6 million in loans and other obligations, (ii) repurchase $26.0 million of notes for approximately $13.0 million resulting in an extraordinary gain of $10.2 million, net of expenses of $2.8 million, (iii) make a $12.5 million distribution to PCH, (iv) escrow $9.7 million for the purpose of paying interest on the Notes, (v) pay $3.3 million in fees and expenses and (vi) to fund proposed acquisitions.

   In November 1995, the Company exchanged its Series B Notes for the Series A Notes. The Series B Notes have substantially the same terms and provisions as the Series A Notes. There was no gain or loss recorded with this transaction.

   The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by a majority of the wholly owned direct and indirect subsidiaries of PM&C. The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends. The Company is in compliance with all its financial and operating covenants.

   The fair value of the Company's Series B Notes approximates $91.8 million as of December 31, 1996. This amount is approximately $10.2 million higher than the carrying amount reported on the balance sheet at December 31, 1996. Fair value is estimated based on the quoted market price for the same or similar instruments.

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

5. Long-Term Debt:  - (Continued)

   In conjunction with the acquisition of the WTLH Tallahassee, Florida FCC license and Fox affiliation agreement (see Footnote 12), the Company incurred indebtedness of $3.1 million. The fair market value of the note payable approximates the carrying amount.

   In August 1996, PM&C entered into a $50.0 million seven-year senior revolving credit facility, which is collateralized by substantially all of the assets of PM&C. On the same date, the Company had drawn $8.8 million to repay all amounts outstanding under the $10.0 million senior collateralized five-year revolving credit facility and $22.8 million to fund the acquisition of Dom's Tele-Cable, Inc. ("Dom's"). Deferred financing fees relating to the $10.0 million revolving credit facility were written off, resulting in an extraordinary loss of $250,603 on the refinancing transaction. The $50.0 million revolving credit facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The fair market value of the revolving credit facility approximates the carrying amount.

   At December 31, 1996, maturities of long-term debt and capital leases are as follows:

                    1997  ........     $    315,223
                    1998  ........        3,283,016
                    1999  ........          212,321
                    2000  ........           59,816
                    2001  ........           39,050
                    Thereafter  ..      111,617,407
                                       ------------
                                       $115,526,833
                                       ============

6. LEASES:

   The Company leases certain studios, towers, utility pole attachments, occupancy of underground conduits and headend sites under operating leases. The Company also leases office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2007. Rent expense for the years ended December 31, 1994, 1995 and 1996 was $464,477, $503,118 and $711,690 respectively.

   The Company leases equipment under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the leases. The related obligations are included in long-term debt. Property and equipment at December 31 include the following amounts for leases that have been capitalized:

                                                1995                  1996
                                             -----------           -----------
Equipment, furniture and fixtures             $ 375,190            $ 215,112
Vehicles  .........................             196,064              446,372
                                             -----------           -----------
                                                571,254              661,484
Accumulated depreciation  .........            (190,500)            (250,288)
                                             -----------           -----------
   Total ..........................           $ 380,754            $ 411,196
                                             ===========           ===========

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

6. Leases:  - (Continued)

   Future minimum lease payments on noncancellable operating and capital leases at December 31, 1996 are as follows:

                                                 Operating      Capital
                                                  Leases        Leases
                                                ------------   ----------
1997  ........................................  $  575,000     $211,000
1998  ........................................     287,000      125,000
1999  ........................................     221,000       66,000
2000  ........................................     156,000       42,000
2001  ........................................      75,000       12,000
Thereafter  ..................................     102,000           --
                                               ------------   ----------
Total minimum payments  ......................  $1,416,000      456,000
                                               ============
Less: amount representing interest  ..........                   74,000
                                                              ----------
Present value of net minimum lease payments
  including current maturities of $187,000 ...                 $382,000
                                                              ==========

7. COMMITMENTS AND CONTINGENT LIABILITIES:

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

   The Company is currently contesting a claim for unpaid premiums on its workers' compensation insurance policy assessed by the state insurance fund of Puerto Rico. Based upon current information available, the Company's liability related to the claim is estimated to be less than $200,000.

   From time to time the Company is also involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, cash flows or financial position of the Company.

8. INCOME TAXES:

   The following is a summary of the components of income taxes from operations:

                                  1994         1995         1996
                               ----------    ---------   ------------
Federal -- deferred  .......    $104,644     $23,000      $(169,000)
State and local  ...........      34,818       7,000         49,000
                               ----------    ---------   ------------
   Provision for income
     taxes  ................    $139,462     $30,000      $(120,000)
                               ==========    =========   ============

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

8. Income Taxes:  - (Continued)

   The deferred income tax assets and liabilities recorded in the combined balance sheets at December 31, 1995 and 1996, are as follows:

                                                          1995             1996
                                                      -------------   --------------
Assets:
   Receivables ....................................    $    42,440     $     47,887
   Excess of tax basis over book basis from tax
     gain recognized upon incorporation of
     subsidiaries  ................................      1,751,053        1,890,025
   Loss carryforwards .............................      9,478,069       14,197,578
   Other ..........................................        806,312          870,305
                                                      -------------   --------------
     Total deferred tax assets  ...................     12,077,874       17,005,795
Liabilities:
   Excess of book basis over tax basis of property,
     plant and equipment  .........................     (1,015,611)      (1,754,621)
   Excess of book basis over tax basis of
     amortizable intangible assets  ...............     (4,277,512)      (4,616,997)
                                                      -------------   --------------
     Total deferred tax liabilities  ..............     (5,293,123)      (6,371,618)
                                                      -------------   --------------
   Net deferred tax assets ........................      6,784,751       10,634,177
   Valuation allowance ............................     (6,954,213)     (10,683,639)
                                                      -------------   --------------
   Net deferred tax liabilities ...................    $  (169,462)    $    (49,462)
                                                      =============   ==============

   The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the Company's net operating loss carryforwards and portions of other deferred tax assets related to prior acquisitions. The valuation allowance increased primarily as the result of net operating loss carryforwards generated during 1996 which may not be utilized.

   At December 31, 1996, the Company has net operating loss carryforwards of approximately $41.8 million which are available to offset future taxable income and expire through 2012.

   A reconciliation of the federal statutory rate to the effective tax rate is as follows:

                                                           1994         1995         1996
                                                        ----------   ----------    ----------
U.S. statutory federal income tax rate  .............     (34.00%)     (34.00%)     (34.00)%
Net operating loss attributable to the partnerships        29.55        --           --
Foreign net operating income (loss)  ................     (18.14)      (27.09)       (4.11)
State net operating loss  ...........................       (.96)       --           --
Valuation allowance  ................................      25.70        61.46        36.92
Other  ..............................................        .72        --           --
                                                        ----------   ----------    ----------
Effective tax rate  .................................       2.87%         .37%       (1.19)%
                                                        ==========   ==========    ==========

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

9. RELATED PARTY TRANSACTIONS:

   At December 31, 1995, the Company had a demand note payable to an affiliate, bearing interest at 8%, amounting to $151,815. The note payable was cancelled during 1996. Total interest expense on the affiliated debt was $10,901 and $9,244 for the years ended December 31, 1995 and 1996, respectively.

   At December 31, 1995, the Company had a demand note payable to an affiliate, bearing interest at prime plus two percent, payable monthly in arrears, amounting to $105,413. The demand note payable was cancelled at the beginning of 1996. The effective interest rate was 10.25% at December 31, 1995. Total interest expense on the affiliated debt was $11,858 for the year ended December 31, 1995.

10. SUPPLEMENTAL CASH FLOW INFORMATION:

   Significant noncash investing and financing activities are as follows:

                                                            Years ended December 31,
                                                   --------------------------------------------
                                                       1994            1995           1996
                                                   -------------   ------------    ------------
Capital contribution and related reduction of
  debt .........................................    $15,069,173             --              --
Barter revenue and related expense  ............      4,604,200     $5,110,662     $ 6,337,220
Intangible assets and related affiliated debt  .             --             --              --
Acquisition of program rights and assumption of
  related program payables .....................      1,797,866      1,335,275       1,140,072
Acquisition of plant under capital leases  .....        168,960        121,373         312,578
Redemption of minority interests and related
  receivable ...................................         49,490        246,515              --
Interest converted to principal  ...............        867,715             --              --
Capital contribution and related acquisition of
  intangibles ..................................             --             --      14,079,546
Execution of license agreement option  .........             --             --       3,050,000

   For the years ended December 31, 1994, 1995 and 1996, the Company paid cash for interest in the amount of $3.8 million, 3.6 million and $12.0 million, respectively. The Company paid no income taxes for the years ended December 31, 1994, 1995 and 1996.

11. COMMON STOCK:

At December 31, 1995, common stock consists of the following:

   PM&C Class A common stock, $0.01 par value; 230,000
    shares authorized; 161,500 issued and outstanding...............   $ 1,615
   PM&C Class B common stock, $0.01 par value; 20,000
    shares authorized; 8,500 issued and outstanding ................        85
                                                                      --------
     Total common stock ............................................   $ 1,700
                                                                      ========

At December 31, 1996, common stock consists of the following:

   Pegasus Class A common stock, $0.01 par value; 30.0 million
    shares authorized; 4,663,229 issued and outstanding ............   $46,632
   Pegasus Class B common stock, $0.01 par value; 15.0
    million shares authorized; 4,581,900 issued and outstanding ....    45,819
                                                                     ---------
     Total common stock ............................................   $92,451
                                                                     =========

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

11. Common Stock:  - (Continued)

   On July 7, 1995, as part of a plan of reorganization, PM&C agreed to exchange 161,500 Class A Shares for all of the existing common stock outstanding of PM&C, all outstanding shares of PST and a 99% limited interest in PBA. The Company also acquired all of the outstanding interests of MCT for nominal consideration. Additionally, the Company issued 8,500 Class B Shares of PM&C on July 7, 1995 in connection with the Note Offering (see footnote 5).

   In 1996, the Company, through a registered exchange offer, exchanged all of the PM&C Class B Shares for 191,775 shares in the aggregate of Class A Common Stock.

   Under the terms of the Series A Preferred Stock, Pegasus' ability to pay dividends on the Class A Common Stock is subject to certain restrictions.

12. ACQUISITIONS:

   In January 1996, PCH acquired 100% of the outstanding stock of Portland Broadcasting, Inc. ("PBI"), which owns the tangible assets of WPXT, Portland, Maine. PCH immediately transferred the ownership of PBI to the Company. The aggregate purchase price of PBI was approximately $11.7 million of which $1.5 million was allocated to fixed and tangible assets and $10.2 million to intangible assets. In June 1996, PCH acquired the FCC license of WPXT for aggregate consideration of $3.0 million. PCH immediately transferred the ownership of the license to the Company.

   Effective March 1, 1996, the Company acquired the principal tangible assets of WTLH, Inc., Tallahassee, Florida and certain of its affiliates for approximately $5.0 million in cash, except for the FCC license and Fox affiliation agreement. Additionally, the Company entered into a put/call agreement regarding the FCC license and Fox affiliation agreement with the licensee of WTLH. In August 1996, the Company exercised its rights and recorded $3.1 million in intangible assets and long term debt.

   The aggregate purchase price of WTLH, Inc. and the related FCC licenses and Fox affiliation agreement is approximately $8.1 million of which $2.2 million was allocated to fixed and tangible assets and $5.9 million to various intangible assets. In addition, the Company granted the sellers of WTLH a warrant to purchase $1.0 million of stock at $14.00 per share. The warrant expired in February 1997.

   Effective August 29, 1996, the Company acquired all of the assets of Dom's for approximately $25.0 million in cash and $1.0 million in assumed liabilities. Dom's operates cable systems serving ten communities contiguous to the Company's Mayaguez, Puerto Rico cable system. The aggregate purchase price of the principal assets of Dom's amounted to $26.0 million of which $4.7 million was allocated to fixed and tangible assets and $21.3 million to various intangible assets.

   On October 8, 1996, the Company acquired from Harron Communications Corp. the rights to provide DIRECTV programming in certain rural areas of Texas and Michigan and related assets in exchange for approximately $17.9 million in cash and $11.9 million of the Company's Class A Common Stock. Substantially the entire purchase price was allocated to various intangible assets.

   On November 8, 1996, the Company acquired the rights to provide DIRECTV programming in certain rural areas of Ohio and the related assets, including receivables, in exchange for approximately $12.0 million in cash. Substantially the entire purchase price was allocated to various intangible assets.

   In accordance with the Purchase Method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. Such allocations have been based on preliminary estimates which may be revised at a later date.

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

12. Acquisitions:  - (Continued)

   The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above stations, cable system and DBS territories had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made on those dates or of results which may occur in the future. This pro forma does not include the Arkansas DBS Acquisition, the Indiana DBS acquisition, the Mississippi DBS acquisition, the Virginia/West Virginia DBS acquisition or the New Hampshire Cable Sale, all which did not occur as of December 31, 1996 (see Notes 14 and 15).

                                                            (unaudited)
  (in thousands, except earnings per share)           Year Ended December 31,
                                                   ----------------------------
                                                      1995             1996
                                                   -----------      -----------
Net Revenues  ................................      $ 48,712         $ 57,284
                                                   ===========      ===========
Operating income (loss)  .....................      $ (2,174)        $    706
                                                   ===========      ===========
Net loss before extraordinary item  ..........      $(16,625)        $(14,742)
                                                   ===========      ===========
Net loss per share before extraordinary item..      $  (3.23)        $  (2.36)
                                                   ===========      ===========

13. EMPLOYEE BENEFIT PLANS:

   The Company has two active stock plans available to grant stock options and restricted stock awards to eligible employees, executive officers and non-employee directors of the Company.

   The 1996 Stock Option Plan was approved by shareholders of the Company in September 1996 and terminates in September 2006. The plan provides for the granting of a maximum of 450,000 (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus) nonqualified and qualified options to purchase Class A Common Stock of the Company. Executive officers, who are not eligible to receive profit sharing awards under the 1996 Restricted Stock Plan, are eligible to receive nonqualified or qualified stock options under the Stock Option Plan, but no executive officer may be granted more than 275,000 options to purchase Class A Common Stock under the plan. Directors of Pegasus who are not employees of the Company are eligible to receive nonqualified options under the Stock Option Plan. Currently, five executive officers and three non-employee directors are eligible to receive options under the Stock Option Plan. At December 31, 1996, no options have been granted under the Stock Option Plan.

   The 1996 Restricted Stock Plan was also approved by shareholders of the Company in September 1996 and terminates in September 2006. The plan provides for the granting of a maximum of 270,000 (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus) restricted stock awards of Class A Common Stock of the Company to eligible employees who have completed at least one year of service. As of December 31, 1996, 3,614 shares of Class A Common Stock have been granted under the Restricted Stock Plan. Restricted stock received under the plan vest 34% after two years of service with the Company (including years before the Restricted Stock Plan was established), 67% after three years of service and 100% after four years of service.

   The Company applies APB No. 25 and related interpretations in accounting for its plans. The pro forma impact to both net income and earnings per share from calculating compensation expense consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", was immaterial for the year ended December 31, 1996.

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

13. Employee Benefit Plans:  - (Continued)

401(K) PLANS

   Effective January 1, 1996, PM&C adopted the Pegasus Communications Savings Plan (the "U.S. 401(k) Plan") for eligible employees of PM&C and its domestic subsidiaries. In 1996, the Company's Puerto Rico subsidiary adopted the Pegasus Communications Puerto Rico Savings Plan (the "Puerto Rico 401(k) Plan" and, together with the U.S. 401(k) Plan, the "401(k) Plans") for eligible employees of the Company's Puerto Rico subsidiaries. Substantially all Company employees who, as of the enrollment date under the 401(k) Plans, have completed at least one year of service with the Company are eligible to participate in one of the 401(k) Plans. Participants may make salary deferral contributions of 2% to 6% of salary to the 401(k) Plans.

   The Company may make three types of contributions to the 401(k) Plans, each allocable to a participant's account if the participant completes at least 1,000 hours of service in the applicable plan year, and is employed on the last day of the applicable plan year: (i) the Company matches 100% of a participant's salary deferral contributions to the extent the participant invested his or her salary deferral contributions in Class A Common Stock at the time of his or her initial contribution to the 401(k) Plans; (ii) the Company, in its discretion, may contribute an amount that equals up to 10% of the annual increase in Company-wide Location Cash Flow (these Company discretionary contributions, if any, are allocated to eligible participants' accounts based on each participant's salary for the plan year); and (iii) the Company also matches a participant's rollover contribution, if any, to the 401(k) Plans, to the extent the participant invests his or her rollover contribution in Class A Common Stock at the time of his or her initial contribution to the 401(k) Plans. Discretionary Company contributions and Company matches of employee salary deferral contributions and rollover contributions are made in the form of Class A Common Stock, or in cash used to purchase Class A Common Stock. The Company has authorized and reserved for issuance up to 205,000 shares of Class A Common Stock in connection with the 401(k) Plans. Company contributions to the 401(k) Plans are subject to limitations under applicable laws and regulations.

   All employee contributions to the 401(k) Plans are fully vested at all times and all Company contributions, if any, vest 34% after two years of service with the Company (including years before the 401(k) Plans were established); 67% after three years of service and 100% after four years of service. A participant also becomes fully vested in Company contributions to the 401(k) Plans upon attaining age 65 or upon his or her death or disability.

14. SUBSEQUENT EVENTS:

   On January 27, 1997 the Company completed the Preferred Stock Offering in which it sold 100,000 shares of 12 3/4 % Series A Cumulative Exchangeable Preferred Stock and 100,000 Warrants to purchase 193,600 shares of Class A Common Stock to the public at a price of $1,000 per share resulting in net proceeds to the Company of $96.0 million. The Company intends to apply the net proceeds from the Preferred Offering as follows: (i) $29.6 million to the repayment of all outstanding Indebtedness under the credit facility, (ii) $15.0 million to the Mississippi DBS acquisition, (iii) $8.8 million for the payment of the cash portion of the purchase price of the Indiana DBS acquisition, (iv) $7.0 million for the payment of the cash portion of the purchase price of the Virginia/West Virginia DBS acquisition, (v) $2.4 million to the Arkansas DBS acquisition and (vi) $558,000 to the retirement of the Pegasus Credit Facility and expenses related thereto. The remaining net proceeds together with available borrowings under the New Credit Facility and proceeds from the New Hampshire Cable Sale, which is described below, will be used for working capital, general corporate purposes and to finance future acquisitions. The Mississippi, Indiana, Arkansas and Virginia/West Virginia DBS acquisitions are described below.

   On January 31, 1997, the Company acquired, from DBS of Indiana, Inc., the rights to provide DIRECTV programming in certain rural areas of Indiana and the related assets in exchange for approximately $8.9 million in cash and $5.6 million of the Company's Class A common stock.

   On January 31, 1997, the Company sold substantially all assets of its New Hampshire cable system to State Cable TV Corp. for approximately $7.1 million in cash. The Company anticipates recognizing a gain in the transaction.

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

14. Subsequent Events:  - (Continued)

   On February 14, 1997, the Company acquired, from ClearVision, Inc., the rights to provide DIRECTV programming in certain rural areas of Mississippi and the related assets in exchange for approximately $15.0 million in cash.

   As of March 10, 1997, the Company acquired the rights to provide DIRECTV programming in certain rural areas of Arkansas and the related assets in exchange for approximately $2.4 million in cash.

   As of March 10, 1997, the Company acquired the rights to provide DIRECTV programming in certain rural areas of Virginia/West Virginia and the related assets in exchange for approximately $8.2 million in cash and $3.0 million in preferred stock of a subsidiary of Pegasus and warrants to purchase a total of 283,969 shares of the Company's Class A common stock.

15. OTHER INFORMATION (UNAUDITED)

   As required in the Certificate of Designation governing the Series A Cumulative Exchangeable Preferred Stock, the Company is obligated to provide Adjusted Operating Cash Flow for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash management fees and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Pro forma for the acquisitions of Michigan/Texas DBS, Ohio DBS, WPXT, WTLH and Dom's, Adjusted Operating Cash Flow would have been approximately $17.9 million.

                                                                                     Year
                                                                               December 31, 1996
                                                                               -----------------
Net revenues  ..............................................................      $47,929,000
Direct operating expenses  .................................................       30,904,000
                                                                               -----------------
Income from operations before incentive compensation, corporate expenses
  and depreciation and amortization ........................................       17,025,000
Corporate expenses and cash portion of incentive compensation  .............        1,429,000
                                                                               -----------------
Operating cash flow  .......................................................       15,596,000
   Less DBS cash flow, last twelve months ..................................         (871,000)
   Plus DBS cash flow, last quarter annualized .............................        2,564,000
                                                                               -----------------
Adjusted operating cash flow  ..............................................      $17,289,000
                                                                               =================

                      PEGASUS COMMUNICATIONS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

16. INDUSTRY SEGMENTS:

   The Company operates in two industry segments: multichannel television (DBS and Cable) and broadcast television (TV). TV consists of five Fox affiliated television stations, of which one also simulcasts its signal in Hazelton and Williamsport, Pennsylvania. Cable and DBS consists of cable television services and direct broadcast satellite services/equipment, respectively. Information regarding the Company's business segments in 1994, 1995, and 1996 is as follows (in thousands):

                                      TV       Multichannel Television    Other      Consolidated
                                  ----------  -----------------------    --------   --------------
                                                  DBS         Cable
                                               ---------    ----------
1994
   Revenues ...................    $17,808      $   174      $10,148     $    61       $ 28,191
   Operating income (loss) ....      2,057         (103)        (769)        (25)         1,160
   Identifiable assets ........     36,078        4,438       34,535         343         75,394
   Incentive compensation .....        327           --          105          --            432
   Corporate expenses .........        860            5          634           7          1,506
   Depreciation and
     amortization  ............      2,184           61        4,632          63          6,940
   Capital expenditures .......        411           57          704          92          1,264
1995
   Revenues ...................    $19,973      $ 1,469      $10,606     $   100       $ 32,148
   Operating income (loss) ....      2,252         (752)      (1,103)        (33)           364
   Identifiable assets ........     36,906        5,577       34,395      18,892         95,770
   Incentive compensation .....        415            9          104          --            528
   Corporate expenses .........        782          114          450          18          1,364
   Depreciation and
     amortization  ............      2,591          719        5,364          77          8,751
   Capital expenditures .......      1,403          216          953          69          2,641
1996
   Revenues ...................    $28,488      $ 5,829      $13,496     $   116       $ 47,929
   Operating income (loss) ....      3,925       (1,239)         190        (326)         2,550
   Identifiable assets ........     61,817       53,090       54,346       4,427        173,680
   Incentive compensation .....        691           95          148          51            985
   Corporate expenses .........        756          158          497          18          1,429
   Depreciation and
     amortization  ............      4,000        1,786        5,245       1,029         12,060
   Capital expenditures .......      2,289          855        3,070          80          6,294

                      REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Pegasus Communications Corporation is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page S-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 27, 1997 except as to Note 14
for which the date is March 10, 1997

                      PEGASUS COMMUNICATIONS CORPORATION

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                            (DOLLARS IN THOUSANDS)

                                 Balance at     Additions       Additions                      Balance at
                                 Beginning     Charged To       Charged To                       End of
         Description             of Period      Expenses      Other Accounts    Deductions       Period
Allowance for Uncollectible
 Accounts Receivable
     Year 1994  ............      $  308         $  200            $ --         $  160 (a)      $   348
     Year 1995  ............      $  348         $  146            $ --         $  256 (a)      $   238
     Year 1996  ............      $  238         $  336            $ --         $  331 (a)      $   243
Valuation Allowance for
 Deferred Tax Assets
     Year 1994  ............      $    0         $1,756            $ --         $   --          $ 1,756
     Year 1995  ............      $1,756         $8,675            $ --         $3,477          $ 6,954
     Year 1996  ............      $6,954         $7,032            $ --         $3,302          $10,684

(a) Amounts written off, net of recoveries.

                      PEGASUS COMMUNICATIONS CORPORATION
                              INDEX TO EXHIBITS



 Exhibit
 Number                     Description of Document
 -------                    -----------------------------------
 23.1                       Consent of Coopers & Lybrand L.L.P.