Form 10-Q
period 1997-03-31
PEGASUS COMMUNICATIONS CORP
filed 1997-05-14
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1997
                                        --------------
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 0-21389
                                                -------
                       PEGASUS COMMUNICATIONS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                            51-0374669
         --------                                            ----------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                        Identification Number)


c/o Pegasus Communications Management Company
5 Radnor Corporate Center, Suite 454, Radnor, PA                      19087
------------------------------------------------                     --------
(Address of principal executive offices)                            (Zip code)


Registrant's telephone number, including area code:   (610) 341-1801
                                                      --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---


Number of shares of each class of the registrant's common stock outstanding as of May 9, 1997:

         Class A, Common Stock, $0.01 par value               5,224,766
         Class B, Common Stock, $0.01 par value               4,581,900

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 1997

                                                                                               Page
Part I.  Financial Information                                                                 ----


         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1996 and March 31, 1997                                3

                           Consolidated Statements of Operations
                             Three months ended  March 31, 1996 and 1997                         4

                           Consolidated Statements of Cash Flows
                             Three months ended  March 31, 1996 and 1997                         5

                           Notes to Consolidated Financial Statements                            6


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       13


         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         17


Part II.  Other Information


         Item 2            Changes in Securities                                                 17


         Item 6            Exhibits and Reports on Form 8-K                                      17


         Signature                                                                               18


                       Pegasus Communications Corporation
                           Consolidated Balance Sheets


                                                                 December 31,                    March 31,
                                                                     1996                           1997
                                                              -------------------            -------------------
                              ASSETS                                                            (unaudited)
Current  assets:
     Cash and cash equivalents                                   $8,582,369                     $40,447,977
     Accounts receivable, less allowance for doubtful
      accounts of $243,000 and $263,000, respectively             9,155,545                       8,546,325
     Program rights                                               1,289,437                       1,287,688
     Inventory                                                      697,957                         504,492
     Deferred taxes                                               1,290,397                       1,290,397
     Prepaid expenses and other                                     851,592                       1,745,075
                                                              --------------                  --------------
       Total current assets                                      21,867,297                      53,821,954

Property and equipment, net                                      24,115,138                      24,853,068
Intangible assets, net                                          126,236,128                     170,192,538
Program rights                                                    1,294,985                         920,016
Deposits and other                                                  166,498                         459,474
                                                              --------------                  --------------

     Total assets                                              $173,680,046                    $250,247,050
                                                              ==============                  ==============


                  LIABILITIES AND TOTAL EQUITY

Current liabilities:
     Notes payable                                                  $48,610                         $46,220
     Current portion of long-term debt                              315,223                       3,345,187
     Accounts payable                                             5,075,981                       4,668,895
     Accrued interest                                             5,592,083                       2,631,676
     Accrued expenses                                             3,803,993                       3,655,802
     Current portion of program rights payable                      601,205                         640,975
                                                              --------------                  --------------
       Total current liabilities                                 15,437,095                      14,988,755
                                                              --------------                  --------------

Long-term debt, net                                             115,211,610                      82,586,330
Program rights payable                                            1,365,284                         588,941
Deferred taxes                                                    1,339,859                       1,339,859
                                                              --------------                  --------------
      Total liabilities                                         133,353,848                      99,503,885

Commitments and contingent liabilities                               -                               -

Minority interest                                                    -                            3,000,000

Series A preferred stock                                             -                          102,125,000

Common stockholders' equity:
     Class A common stock                                            46,632                          51,646
     Class B common stock                                            45,819                          45,819
     Additional paid-in capital                                  57,736,011                      61,590,187
     Accumulated deficit                                        (17,502,264)                    (16,069,487)
                                                              --------------                  --------------
      Total common stockholders' equity                          40,326,198                      45,618,165
                                                              --------------                  --------------

     Total liabilities and stockholders' equity                $173,680,046                    $250,247,050
                                                              ==============                  ==============


           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations


                                               Three Months Ended March 31,
                                            --------------------------------
                                               1996                1997
                                            ----------           ---------
                                                       (unaudited)

Revenues:
   Basic and satellite service               $2,864,858         $7,886,007
   Premium services                             453,650            923,365
   Broadcasting revenue,
     net of agency commissions                3,886,329          5,277,104
   Barter programming revenue                 1,074,665          1,450,800
   Other                                        147,110            359,839
                                            ------------        -----------
     Total revenues                           8,426,612         15,897,115
                                            ------------        -----------

Operating expenses:
   Programming                                1,663,967          4,022,773
   Barter programming expense                 1,074,665          1,450,800
   Technical and operations                     798,292            955,141
   Marketing and selling                      1,044,250          1,947,647
   General and administrative                 1,257,612          2,302,044
   Incentive compensation                       296,884            279,851
   Corporate expenses                           374,157            406,461
   Depreciation and amortization              2,367,289          4,898,331
                                            ------------        -----------
     Loss from operations                      (450,504)          (365,933)

Interest expense                             (2,900,671)        (3,154,466)
Interest income                                 101,251            447,435
Other expenses, net                             (25,075)           (28,557)
Gain on sale of cable system                      -              4,534,300
                                            ------------        -----------

   Income (loss) before income taxes         (3,274,999)         1,432,779
Provision (benefit) for income taxes           (169,462)            -
                                            ------------        -----------
   Net income (loss)                        ($3,105,537)        $1,432,779
                                            ============        ===========




Earnings per share (see Note 8):

   Net loss per common share                     ($0.59)            ($0.07)
                                            ============        ===========

   Weighted average shares outstanding        5,235,816          9,554,897
                                            ============        ===========


           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows

                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                             1996               1997
                                                          ----------         ----------
                                                                   (unaudited)
Cash flows from operating activities:
 Net income (loss)                                        ($3,105,537)      $1,432,779
 Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
  Depreciation and amortization                             2,367,289        4,898,331
  Program rights amortization                                 344,197          376,883
  Accretion on discount of bonds                               97,904           98,376
  Gain on sale of cable system                                  -           (4,534,300)
  Bad debt expense                                             65,170          216,492
  Deferred income taxes                                      (169,462)           -
  Change in assets and liabilities:
     Accounts receivable                                      738,211        1,460,467
     Inventory                                                176,706          312,601
     Prepaid expenses and other                                12,185         (671,393)
     Accounts payable and accrued expenses                   (788,130)        (789,672)
     Accrued interest                                      (2,485,136)      (2,960,407)
     Deposits and other                                        22,989         (292,976)
                                                          ------------     ------------
 Net cash used by operating activities                     (2,723,614)        (452,819)

Cash flows from investing activities:
   Acquisitions                                           (15,007,329)     (34,103,080)
   Capital expenditures                                      (930,625)      (3,357,453)
   Purchase of intangible assets                             (270,312)      (2,719,611)
   Cash acquired from acquisitions                              -              146,703
   Payments of programming rights                            (351,174)        (736,738)
   Proceeds from sale of cable system                           -            7,028,250
   Other                                                     (157,500)           -
                                                          ------------     ------------
 Net cash used for investing activities                   (16,716,940)     (33,741,929)

Cash flows from financing activities:
   Proceeds from long-term debt                               106,238            -
   Repayments of long-term debt                                (8,000)         (44,081)
   Borrowings on revolving credit facilities                6,000,000          526,250
   Repayments of revolving credit facilities                    -          (30,126,250)
   Restricted cash                                          5,062,236        -
   Capital lease repayments                                   (25,211)        (107,643)
   Proceeds from issuance of Series A preferred stock           -          100,000,000
   Underwriting and preferred offering costs                    -           (4,187,920)
                                                          ------------     ------------
 Net cash provided by financing activities                 11,135,263       66,060,356

Net increase (decrease) in cash and cash equivalents       (8,305,291)      31,865,608
Cash and cash equivalents, beginning of year               11,974,747        8,582,369
                                                          ------------     ------------
Cash and cash equivalents, end of period                   $3,669,456      $40,447,977
                                                          ============     ============

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company, incorporated under the laws of the State of Delaware in May 1996. Pegasus' subsidiaries are Pegasus Media & Communications, Inc. ("PM&C"), Pegasus Satellite Holdings, Inc. ("PST Holdings"), Pegasus Towers, L.P. ("Towers") and Pegasus Communications Management Company ("PCMC").

         PM&C is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST") and MCT Cablevision, L.P. ("MCT"). PBT operates broadcast television ("TV") stations affiliated with the Fox Broadcasting Company television network ("Fox"). PCT, together with its subsidiary, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") and MCT operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico, respectively. PST provides direct broadcast satellite ("DBS") services to customers in the New England area. PBA holds a television station license which simulcasts programming from a station operated by PBT.

         PST Holdings is a DBS holding company whose subsidiaries provide DBS services to customers in certain rural areas of Arkansas, Indiana, Michigan, Mississippi, Ohio, Texas, Virginia and West Virginia.

         Pegasus Towers, L.P. owns and operates television and radio transmitting towers located in Pennsylvania and Tennessee.

         Pegasus Communications Management Company provides certain management and accounting services.

         On January 27, 1997 the Company completed a unit offering (the "Unit Offering") in which it sold 100,000 shares of 12 3/4% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock") and Warrants to purchase 193,600 shares of Class A Common Stock at a price of $15 per share, to the public at a price of $1,000 per unit, resulting in net proceeds to the Company of $95.8 million. The Company applied or intends to apply the net proceeds from the Unit Offering as follows: (i) $29.6 million to the repayment of all outstanding indebtedness under the PM&C Credit Facility (as defined),
(ii) $14.8 million to the Mississippi DBS Acquisition (as defined), (iii) $8.8 million for the payment of the cash portion of the purchase price of the Indiana DBS Acquisition (as defined), (iv) $8.2 million for the payment of the cash portion of the purchase price of the Virginia/West Virginia DBS Acquisition (as defined), (v) $2.2 million to the Arkansas DBS Acquisition (as defined), and
(vi) approximately $558,000 to the retirement of the Pegasus' credit facility and expenses related thereto. The Pegasus' credit facility was entered into in January 1997 and retired concurrently with the consummation of the Unit Offering. The remaining net proceeds together with available borrowings under the PM&C Credit Facility and proceeds from the sale of the New Hampshire cable system, which is described in Note 7, will be used for working capital, general corporate purposes and to finance future acquisitions. The Mississippi, Indiana and Virginia/West Virginia DBS Acquisitions are also described in Note 7.

         On October 8, 1996, the Company completed an initial public offering (the "Initial Public Offering") in which it sold 3,000,000 shares of its Class A Common Stock to the public at a price of $14 per share resulting in net proceeds to the Company of $38.1 million.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all its subsidiaries. All intercompany transactions and balances have been eliminated.

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period.

Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to barter transactions and the useful lives and recoverability of intangible assets.

Inventories:

         Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Revenue:

         The Company operates in two industry segments: multichannel television (DBS and Cable) and broadcast television (TV). The Company recognizes revenue in its multichannel operations when video and audio services are provided. The Company recognizes revenue in its TV operations when advertising spots are broadcast.

Programming:

         The Company obtains a portion of its programming, including presold advertisements, through its network affiliation agreement with Fox and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox. For running independent producers' programming, the Company receives no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the presold advertisements are broadcast. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

Advertising costs:

         Advertising costs are charged to operations in the period incurred.

Cash and Cash Equivalents:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.  Summary of Significant Accounting Policies (continued):

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

3.  Common Stock:

         On July 7, 1995, as part of a plan of reorganization, PM&C agreed to exchange 161,500 shares of PM&C's Class A Common Stock for all of the existing common stock outstanding of PM&C, all outstanding shares of PST and a 99% limited partnership interest in PBA. The Company also acquired all of the outstanding interests of MCT for nominal consideration. Additionally, the Company issued 8,500 shares of PM&C's Class B Common Stock on July 7, 1995 in connection with the Note Offering (as defined - see Note 5).

         On December 30, 1996, Pegasus, through a registered exchange offer, exchanged all of PM&C's Class B Common Stock for 191,775 shares in the aggregate of Pegasus' Class A Common Stock.

         Under the terms of the Series A Preferred Stock (see Note 4), Pegasus' ability to pay dividends on its Common Stock is subject to certain restrictions.

         At December 31, 1996, common stock consists of the following:

           Pegasus Class A common stock, $0.01 par value;30.0 million shares
               authorized; 4,663,229 issued and outstanding . . . . . . . . .                   $46,632
           Pegasus Class B common stock, $0.01 par value; 15.0 million shares
               authorized; 4,581,900 issued and outstanding . . . . . . . . .                    45,819
                                                                                                --------
               Total  common  stock  . . . . . . . . . . . . . . . . . . . . . .                $92,451
                                                                                                ========

         At March 31, 1997, common stock consists of the following:

           Pegasus Class A common stock, $0.01 par value; 30.0 million shares
               authorized; 5,164,608 issued and outstanding  . . . . . . . . .                  $51,646
           Pegasus Class B common stock, $0.01 par value; 15.0 million shares
               authorized; 4,581,900 issued and outstanding  . . . . . . . . .                   45,819
                                                                                                --------
               Total common  stock.  . . . . . . . . . . . . . . . . . . . . . .                $97,465
                                                                                                ========

4.    Redeemable Preferred Stock:

         As a result of the Unit Offering described in Note 1, the Company has outstanding 100,000 shares of Series A Preferred Stock with a liquidation preference of $1,000 per share (the "Liquidation Preference"). Cumulative dividends, at a rate of 12 3/4% per annum of the Liquidation Preference per share, are payable semi-annually on each January 1 and July 1, beginning July 1, 1997. Dividends may be paid, at Pegasus' option, on any dividend payment date occurring on or prior to January 1, 2002, either in cash or by the issuance of additional shares of Series A Preferred Stock having an aggregate Liquidation Preference equal to the amount of such dividends. Subject to certain conditions, the Series A Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for Pegasus' 12 3/4% Senior Subordinated Exchange Notes due 2007 (the "Exchange Notes"). The Exchange Notes would contain substantially the same redemption provisions, restrictions and other terms as the Series A Preferred stock. Pegasus is required to redeem all of the Series A Preferred Stock outstanding on January 1, 2007 at a redemption price equal to the Liquidation Preference thereof, plus accrued dividends.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Redeemable Preferred Stock (continued):

         The carrying amount of the Series A Preferred Stock is periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the mandatory redemption features. The increase in carrying amount is effected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital.

5.  Long-Term Debt:

Long-term debt consists of the following:

                                                                              December 31,                     March 31,
                                                                                 1996                            1997
                                                                            ----------------               -----------------
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1,
    net of unamortized discount of $3,412,222 and $3,313,846
    as of December 31, 1996 and March 31, 1997, respectively..                 $81,587,778                     $81,686,154
Senior seven year revolving  credit  facility,  interest at
    the  Company's  option at either the bank's prime rate,
    plus an applicable  margin or LIBOR, plus an applicable
    margin (8.6875% at  March 31, 1997).......................                  29,600,000                          -
Mortgage payable, due 2000, interest at 8.75%.................                     498,468                         493,436
Note payable, due 1998, interest at 10%.......................                   3,050,000                       3,050,000
Capital leases and other......................................                     790,587                         701,927
                                                                              ------------                    ------------
                                                                               115,526,833                      85,931,517
Less current maturities.......................................                     315,223                       3,345,187
                                                                              ------------                    ------------
Long-term debt................................................                $115,211,610                     $82,586,330
                                                                              ============                    ============

         In July 1995, PM&C sold 85,000 units consisting of $85.0 million in aggregate of 12.5% Series A Senior Subordinated Notes due 2005 (the "Series A Notes," and together with the Series B Notes, the "Notes") and 8,500 shares of Class B Common Stock of PM&C (the "Note Offering"). The PM&C Class B Shares were subsequently exchanged for an aggregate of 191,775 shares of Pegasus' Class A Common Stock (see Note 3). In November 1995, PM&C exchanged its Series A Notes for the Series B Notes. The Series B Notes have substantially the same terms and provisions as the Series A Notes. The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by a majority of the wholly owned direct and indirect subsidiaries of PM&C. The Company's indebtedness contains certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, create liens and pay dividends.

         In August 1996, PM&C entered into a $50.0 million seven-year senior revolving credit facility (the "PM&C Credit Facility"), which is collateralized by substantially all of the assets of PM&C. Outstanding balances were repaid from the proceeds of the Unit Offering. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant.

6.  Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, cash flows or financial position of the Company.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    Acquisitions and Disposition:

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system (the "New Hampshire Cable Sale") to State Cable TV Corp. for approximately $7.0 million in cash. The Company recognized a gain on the transaction of approximately $4.5 million.

         On January 31, 1997 the Company acquired, from DBS of Indiana, Inc., the rights to provide DIRECTV programming in certain rural areas of Indiana and the related assets (the "Indiana DBS Acquisition") in exchange for approximately $8.8 million in cash and $5.6 million of the Company's Class A Common Stock.

         On February 14, 1997 the Company acquired, from ClearVision, Inc., the rights to provide DIRECTV programming in certain rural areas of Mississippi and the related assets (the "Mississippi DBS Acquisition") in exchange for approximately $14.8 million in cash.

         As of March 10, 1997 the Company acquired, from Blocker Electronics, L.P., the rights to provide DIRECTV programming in certain rural areas of Arkansas and the related assets (the "Arkansas DBS Acquisition") in exchange for approximately $2.2 million in cash.

         As of March 10, 1997 the Company acquired, from TurnerVision, Inc., the rights to provide DIRECTV programming in certain rural areas of Virginia and West Virginia and the related assets (the "Virginia/West Virginia DBS Acquisition") in exchange for approximately $8.2 million in cash, $3.0 million in preferred stock of a subsidiary of Pegasus and warrants to purchase a total of 283,969 shares of the Company's Class A Common Stock. The $3.0 million in preferred stock of a subsidiary of Pegasus has been accounted for as a minority interest.

         As of April 9, 1997 the Company acquired, from Southeastern Communications Systems, Inc., the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets in exchange for approximately $3.4 million in cash, $500,000 of the Company's Class A Common Stock and $600,000, payable in cash over four years, for consultancy and non-compete agreements.

         As of May 9, 1997 the Company acquired, from DigiVision Associates, L.P., the rights to provide DIRECTV programming in certain rural areas of Colorado, Florida, Maryland, Nevada, New Hampshire, Oklahoma, Texas, Virginia, Washington and Wyoming and the related assets in exchange for approximately $10.9 million in cash and $600,000 in cash for consultancy and non-compete agreements.

         As of May 9, 1997 the Company acquired, from Suwannee Valley Satellite, Inc., the rights to provide DIRECTV programming in certain rural areas of Florida and the related assets in exchange for approximately $7.2 million in cash.

         As of May 9, 1997 the Company acquired, from Lafayette County Satellite TV, Inc., the rights to provide DIRECTV programming in certain rural areas of Wisconsin and the related assets in exchange for approximately $200,000 in cash and $200,000 of the Company's Class A Common Stock.

         The following summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories and cable system had been acquired/sold as of the beginning of the periods presented after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on those dates or of results which may occur in the future. This pro forma does not include the four DBS Acquisitions (one in April 1997 and three in May
1997) which did not occur as of March 31, 1997.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Acquisitions and Disposition (continued):


                                                   Three Months Ended March 31,
                                                   ----------------------------
  (in thousands, except earnings per share)                (unaudited)
                                                       1996             1997
                                                       ----             ----
Net revenues ................................        $13,285          $17,137
                                                    ========          =======
Operating loss ..............................        ($1,866)           ($862)
                                                    ========          =======
Net income (loss)............................        ($5,410)            $937
Less: Preferred stock dividends..............          -               (2,125)
                                                    --------          --------
Net loss available to common stockholders....        ($5,410)         ($1,188)
                                                    ========          =======
Net loss per common share ...................         ($1.03)          ($0.12)
                                                    ========          =======

8.  Earnings Per Share:

Net Loss Per Common Share:

         The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same. Net loss per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. The net income (loss) was adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock. The computation is as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1996             1997
                                                       ----             ----
Net income (loss)............................      ($3,105,537)      $1,432,779
Less: Preferred stock dividends .............            -           (2,125,000)
                                                   -----------       ----------
Net loss available to common stockholders ...      ($3,105,537)       ($692,221)
                                                   ===========       ==========
Net loss per common share....................           ($0.59)          ($0.07)
                                                   ===========       ==========
Weighted average shares outstanding .........        5,235,816        9,554,897
                                                   ===========       ==========

9. Other Information (unaudited):

         As defined in the Certificate of Designation governing the Series A Preferred Stock, the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow (Satellite Segment Operating Cash Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash management fees and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Pro forma for the disposition of the New Hampshire cable system, as if such disposition had occurred on January 1, 1997, Adjusted Operating Cash Flow would have been approximately $22.5 million.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Other Information (unaudited - continued):


                                                               Four Quarters
                                                                   Ended
                                                               March 31, 1997
                                                              -----------------


 Net revenues                                                      $55,399,000

Direct operating expenses, excluding incentive
      compensation and management fees                              35,743,000
                                                              -----------------

Income from operations before incentive
    compensation, management fees and depreciation
    and amortization                                                19,656,000

Allowable  cash portion of  incentive  compensation
    and management fees                                              1,461,000
                                                              -----------------

Operating cash flow                                                 18,195,000
  Less DBS cash flow, last four quarters                           (1,891,000)
  Plus DBS cash flow, last quarter annualized                        4,450,000

                                                              -----------------
Adjusted operating cash flow                                       $20,754,000
                                                              =================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see the information contained in the section captioned "Risk Factors" (pages 14-19) of Pegasus' Prospectus dated March 26, 1997, filed as part of Pegasus' Registration Statement in Form S-1, File No. 333-23595 (the "Prospectus"), which is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company is a diversified media and communications company operating in two business segments: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. DBS operations consist of providing DIRECTV(R) ("DIRECTV") services in certain rural areas of Arkansas, Connecticut, Indiana, Massachusetts, Michigan, Mississippi, New Hampshire, New York, Ohio, Texas, Virginia and West Virginia in which the Company holds the exclusive right to provide such services. The Company acquired the exclusive rights for providing DIRECTV services in five of these states during the first quarter of 1997. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. Pegasus Broadcast Television owns and operates five TV stations affiliated with FOX and has entered into agreements to operate two additional TV stations which will be affiliated with UPN.

         Multichannel revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. TV revenues are derived from the sale of broadcast air time to local and national advertisers.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, and (iv) general and administrative expenses. Multichannel programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. TV programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash.

         Location Cash Flow is defined as net revenues less location operating expenses. Although Location Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow is accepted within the Company's business segments as a generally recognized measure of performance and is used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, this measure should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

Results of Operations


Three months ended March 31, 1997 compared to three months ended March 31, 1996

         The Company's net revenues increased by approximately $7.5 million or 89% for the three months ended March 31, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $5.7 million or 169% and Broadcast Television net revenues increased $1.8 million or 35%. The net revenues increased as a result of (i) a $4.4 million or 659% increase in DBS revenues of which $817,000 or 19% was due to the increased number of DBS subscribers in territories owned at the beginning of 1996 and $3.6 million or 81% resulting from acquisitions made in the fourth quarter of 1996 and the first quarter of 1997, (ii) a $1.4 million or 143% increase in Puerto Rico cable revenues due primarily to an acquisition effective September 1, 1996, (iii) a $109,000 or 6% decrease in New England cable revenues, which was the net result of a $125,000 increase due primarily to rate increases and new combined service packages and a $234,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iv) a $1.8 million or 35% increase in TV revenues of which $922,000 or 52% was due to ratings growth which the Company was able to convert into higher revenues and $845,000 or 48% was the result of acquisitions made in the first quarter of 1996, and (v) a $12,000 increase in Tower rental income.

         The Company's total location operating expenses increased by approximately $4.8 million or 83% for the three months ended March 31, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses increased $3.9 million or 184% and Broadcast Television location operating expenses increased $915,000 or 25%. The location operating expenses increased as a result of (i) a $3.3 million or 578% increase in operating expenses generated by the Company's DBS operations due to an increase in programming costs of $368,000, royalty costs of $39,000, marketing increases of $126,000, customer support charge increases of $203,000 and other DIRECTV costs such as security, authorization fees and telemetry and tracking charges totaling $54,000, all generated from the increased number of DBS subscribers in territories owned at the beginning of 1996 and a $2.6 million increase attributable to territories acquired in the fourth quarter of 1996 and the first quarter of 1997, (ii) a $645,000 or 100% increase in Puerto Rico cable operating expenses as the net result of a $37,000 or 6% decrease in same system direct operating expenses and a $682,000 increase attributable to the system acquired effective September 1, 1996, (iii) a $67,000 or 7% decrease in New England cable operating expenses which was the net result of a $71,000 increase due primarily to increases in programming costs associated with the new combined service packages and a $138,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iv) a $913,000 or 25% increase in TV operating expenses as the net result of a $41,000 or 2% decrease in same station direct operating expenses and a $954,000 increase attributable to stations acquired in the first quarter of 1996, and (v) a $2,000 increase in Tower administrative expenses.

         As a result of these factors, Location Cash Flow increased by $2.6 million or 102% for the three months ended March 31, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $1.8 million or 143% and Broadcast Television Location Cash Flow increased $864,000 or 64%. Location Cash Flow increased as a result of (i) a $1.0 million or 1208% increase in DBS Location Cash Flow of which $27,000 or 3% was due to an increase in same territory Location Cash Flow and $1.0 million or 97% was attributable to territories acquired in the fourth quarter of 1996 and the first quarter of 1997, (ii) a $782,000 or 223% increase in Puerto Rico cable Location Cash Flow of which $58,000 or 7% was due to an increase in same system Location Cash Flow and $724,000 or 93% was due to the system acquired effective September 1, 1996,
(iii) a $42,000 or 5% decrease in New England cable Location Cash Flow which was the net result of a $54,000 increase in same territory Location Cash Flow and a $96,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iv) a $854,000 or 64% increase in TV Location Cash Flow of which $614,000 or 72% was due to an increase in same station Location Cash Flow and $240,000 or 28% was due to an increase attributable to stations acquired in the first quarter of 1996, and (v) a $10,000 increase in Tower Location Cash Flow.

         Incentive compensation, which is calculated from increases in Location Cash Flow, decreased by approximately $17,000 or 6% for the three months ended March 31, 1997 as compared to the same period in 1996 due mainly to the increases in Location Cash Flow achieved in the first quarter of 1996.

         Corporate expenses increased by $32,000 or 9% for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to the initiation of public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $2.5 million or 107% for the three months ended March 31, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible assets as a result of five completed acquisitions during 1996 and four completed acquisitions in the first quarter of 1997.

         As a result of these factors, the loss from operations decreased by approximately $84,000 or 19% for the three months ended March 31, 1997 as compared to the same period in 1996.

         Interest expense increased by approximately $253,000 or 9% for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported net income of $1.4 million for the three months ended March 31, 1997 as compared to a net loss of approximately $3.1 million for the same period in 1996. The $4.5 million change was the net result of a decrease in the loss from operations of approximately $84,000, an increase in interest expense of $253,000, an increase in the provision for income taxes of $169,000, a decrease in other expenses of approximately $343,000 and a gain on the sale of the New Hampshire cable system of approximately $4.5 million.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been the net cash provided by its TV and cable operations, credit available under its credit facilities and proceeds from public offerings. The Company's principal uses of its cash have been to fund acquisitions, to meet its debt service obligations, to fund investments in its TV and cable technical facilities and fund investments in multichannel customer premises equipment.

         During the three months ended March 31, 1997, $8.6 million of cash on hand, together with $7.0 million of proceeds from the sale of the New Hampshire cable system and $66.1 million of net cash provided by the Company's financing activities was used to fund operating activities of $453,000 and other investing activities of $40.8 million. Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of (i) the Indiana DBS Acquisition for approximately $8.8 million, (ii) the Mississippi DBS Acquisition for approximately $14.8 million, (iii) the Arkansas DBS Acquisition for approximately $2.2 million, (iv) the Virginia/West Virginia DBS Acquisition for approximately $8.2 million, (v) broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $2.0 million, (vi) the interconnection of the Puerto Rico cable systems amounting to $305,000,
(vii) DBS subscriber acquisition costs, which are being amortized over a twelve month period, of approximately $1.4 million, (viii) payments of programming rights amounting to $737,000, and (ix) maintenance and other capital expenditures and intangibles totaling approximately $2.3 million. As of March 31, 1997, the Company's cash on hand approximated $40.4 million.

         On January 27, 1997, the Company completed the Unit Offering in which it sold 100,000 Units, resulting in net proceeds to the Company of $95.8 million. The Company applied or intends to apply the net proceeds from the Unit Offering to complete various acquisitions and pay down debt totaling approximately $30.1 million (see Note 1). The remaining net proceeds together with available borrowings under the PM&C Credit Facility and proceeds from the sale of the New Hampshire cable system will be used for working capital, general corporate purposes and to finance future acquisitions.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company believes that the remaining net proceeds of the Unit Offering together with available borrowings under the PM&C Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

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

Capital Expenditures

         The Company's capital expenditures aggregated $6.3 million in 1996. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1997 capital projects include (i) DBS expenditures of approximately $230 per new subscriber, (ii) cable expenditures of approximately $1.0 million for the completion of the interconnection of the Puerto Rico cable systems and fiber upgrades in Puerto Rico and New England, and
(iii) approximately $6.5 million to $7.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. For the three month period ended March 31, 1997, the Company incurred $3.4 million in capital expenditures. There can be no assurance that the Company's capital expenditure plans will not change in the future.

Other

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Under the terms of the indenture relating to the Notes (the "Indenture"), PM&C is prohibited from paying dividends prior to July 1, 1998. The payment of dividends subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture, and will also be subject to lender consent under the terms of the PM&C Credit Facility. In addition, Pegasus' ability to pay dividends and incur indebtedness is subject to certain restrictions contained in the terms of the Series A Preferred Stock.

         PM&C's ability to incur additional indebtedness is limited under the terms of the Indenture and the PM&C Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the PM&C Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent.

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

         The Company has reviewed the provisions of Statements of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the implementation of the above standards did not have any impact on the Company.

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable


Part II. Other Information


Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

         On January 31, 1997, Pegasus issued 466,667 shares of its Class A Common Stock as partial consideration for the Indiana DBS Acquisition.

         On March 10, 1997, Pegasus issued warrants to purchase a total of 283,969 shares of its Class A Common Stock as partial consideration for the Virginia/West Virginia DBS Acquisition. Warrants representing 30,000 shares of Class A Common Stock are exercisable from September 10, 1997 until March 10, 2000. Warrants to purchase the remaining shares are exercisable from March 10, 1999 until March 10, 2006. The exercise price for the warrants is $11.81 per share.

         In issuing securities in connection with the Indiana DBS Acquisition and the Virginia/West Virginia DBS Acquisition, Pegasus has relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. See Note 7 to the Consolidated Financial Statements included herein for information relating to these acquisitions.


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


         Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K


         On February 18, 1997, Pegasus filed a Current Report on Form 8-K dated January 31, 1997 reporting under Item 2 (i) the Indiana DBS Acquisition, which occurred on January 31, 1997, (ii) the New Hampshire Cable Sale, which occurred on January 31, 1997, and (iii) the Mississippi DBS Acquisition, which occurred on February 14, 1997. No financial statements or pro forma financial information was filed in connection with the filing of the Form 8-K since the filing of such information was not required. For more information relating to the Indiana DBS Acquisition, the New Hampshire Cable Sale and the Mississippi DBS Acquisition, see Note 7 to the Consolidated Financial Statements included herein.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Pegasus Communications Corporation



Date  May 14, 1997                By /s/ Robert N. Verdecchio
     --------------------            ---------------------------------------
                                  Robert N. Verdecchio
                                  Senior Vice President, Chief Financial
                                  Officer and Assistant Secretary
                                  (Principal Accounting and Financial Officer)