Form 10-Q
period 1997-06-30
PEGASUS COMMUNICATIONS CORP
filed 1997-08-14
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1997
                                    -------------
                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from__________ to __________

                         Commission File Number 0-21389
                                                -------
                       PEGASUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                            51-0374669
-------------------------------                       ----------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                       Identification Number)


c/o Pegasus Communications Management Company
5 Radnor Corporate Center, Suite 454, Radnor, PA               19087
------------------------------------------------               -----
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code:   (610) 341-1801
                                                      --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___




Number of shares of each class of the registrant's common stock outstanding as of July 31, 1997:

         Class A, Common Stock, $0.01 par value               5,336,873
         Class B, Common Stock, $0.01 par value               4,581,900

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 1997


                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information
         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1996 and June 30, 1997                                 3

                           Consolidated Statements of Operations
                             Three months ended  June 30, 1996 and 1997                          4

                           Consolidated Statements of Operations
                             Six months ended  June 30, 1996 and 1997                            5


                           Consolidated Statements of Cash Flows
                             Six months ended  June 30, 1996 and 1997                            6

                           Notes to Consolidated Financial Statements                            7


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       15


         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         20


Part II.  Other Information


         Item 2            Changes in Securities                                                 21


         Item 6            Exhibits and Reports on Form 8-K                                      21


         Signature                                                                               22



                       Pegasus Communications Corporation
                           Consolidated Balance Sheets

                                                                             December 31,              June 30,
                                                                                 1996                    1997
                                                                           -------------           ---------------
                             ASSETS                                                                  (unaudited)

Current  assets:
    Cash and cash equivalents                                                 $8,582,369              $12,518,269
    Restricted cash                                                            -                        6,892,256
    Accounts receivable, less allowance for doubtful
     accounts of $243,000 and $317,000, respectively                           9,155,545               10,482,468
    Program rights                                                             1,289,437                1,821,246
    Inventory                                                                    697,957                  720,616
    Deferred taxes                                                             1,290,397                1,290,397
    Prepaid expenses and other                                                   851,592                1,667,440
                                                                           --------------            -------------
      Total current assets                                                    21,867,297               35,392,692

Property and equipment, net                                                   24,115,138               25,499,678
Intangible assets, net                                                       126,236,128              192,872,715
Program rights                                                                 1,294,985                1,947,621
Deposits and other                                                               166,498                  199,404
                                                                           --------------            -------------

    Total assets                                                            $173,680,046             $255,912,110
                                                                           ==============            =============


                 LIABILITIES AND TOTAL EQUITY

Current liabilities:
    Notes payable                                                                $48,610
    Current portion of long-term debt                                            315,223               $3,884,012
    Accounts payable                                                           5,075,981                4,974,349
    Accrued interest                                                           5,592,083                5,770,521
    Accrued expenses                                                           3,803,993                5,466,649
    Current portion of program rights payable                                    601,205                1,102,232
                                                                           --------------            -------------
      Total current liabilities                                               15,437,095               21,197,763

Long-term debt, net                                                          115,211,610               83,060,587
Program rights payable                                                         1,365,284                1,542,102
Deferred taxes                                                                 1,339,859                1,389,859
                                                                           --------------            -------------
     Total liabilities                                                       133,353,848              107,190,311

Commitments and contingent liabilities                                         -                        -

Minority interest                                                              -                        3,000,000

Series A preferred stock                                                       -                      105,312,500

Common stockholders' equity:
    Class A common stock                                                          46,632                   52,588
    Class B common stock                                                          45,819                   45,819
    Additional paid-in capital                                                57,736,011               59,462,996
    Accumulated deficit                                                      (17,502,264)             (19,152,104)
                                                                           --------------            -------------
     Total common stockholders' equity                                        40,326,198               40,409,299
                                                                           --------------            -------------

    Total liabilities and stockholders' equity                              $173,680,046             $255,912,110
                                                                           ==============            =============



           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                        Combined Statements of Operations

                                                                                 Three Months Ended June 30,
                                                                         ---------------------------------------
                                                                              1996                      1997
                                                                         -------------             --------------
                                                                                       (unaudited)
Revenues:
    Basic and satellite service                                           $  3,246,409              $ 10,702,837
    Premium services                                                           494,298                 1,009,904
    Broadcasting revenue,
      net of agency commissions                                              5,440,496                 6,168,318
    Barter programming revenue                                               1,407,692                 1,603,500
    Other                                                                      166,732                   293,833
                                                                          ------------              ------------
      Total revenues                                                        10,755,627                19,778,392
                                                                          ------------              ------------
Operating expenses:
    Programming                                                              2,000,278                 5,199,083
    Barter programming expense                                               1,407,692                 1,603,500
    Technical and operations                                                   812,189                   903,526
    Marketing and selling                                                    1,330,367                 2,507,011
    General and administrative                                               1,239,578                 2,984,004
    Incentive compensation                                                     132,881                   241,155
    Corporate expenses                                                         334,961                   497,214
    Depreciation and amortization                                            2,537,507                 5,955,962
                                                                          ------------              ------------
      Income (loss) from operations                                            960,174                  (113,063)

Interest expense                                                            (2,669,586)               (2,869,286)
Interest income                                                                 50,236                   243,918
Other expenses, net                                                            (36,466)                 (294,188)
                                                                          ------------              ------------
    Loss before income taxes                                                (1,695,642)               (3,032,619)
Provision for income taxes                                                      36,706                    50,000
                                                                          ============              ============
    Net loss                                                              ($ 1,732,348)             ($ 3,082,619)
                                                                          ============              ============

Earnings per share (see Note 9):

    Net loss per common share                                             ($      0.33)             ($      0.64)
                                                                          ============              ============
    Weighted average shares outstanding                                      5,237,484                 9,801,057
                                                                          ============              ============


             See accompanying notes to combined financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations

                                                                            Six Months Ended June 30,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -----------       ------------
                                                                                  (unaudited)
       Revenues:
           Basic and satellite service                                    $6,111,267        $18,588,844
           Premium services                                                  947,948          1,933,269
           Broadcasting revenue,
             net of agency commissions                                     9,326,825         11,445,422
           Barter programming revenue                                      2,482,357          3,054,300
           Other                                                             313,842            587,729
                                                                         -----------        -----------
             Total revenues                                               19,182,239         35,609,564
                                                                         -----------        -----------

       Operating expenses:
           Programming                                                     3,664,245          9,155,913
           Barter programming expense                                      2,482,357          3,054,300
           Technical and operations                                        1,610,481          1,858,667
           Marketing and selling                                           2,374,617          4,454,658
           General and administrative                                      2,497,190          5,286,048
           Incentive compensation                                            429,765            521,006
           Corporate expenses                                                709,118            903,675
           Depreciation and amortization                                   4,904,796         10,854,293
                                                                         -----------        -----------
             Income (loss) from operations                                   509,670           (478,996)

       Interest expense                                                   (5,570,257)        (6,023,752)
       Interest income                                                       151,487            691,353
       Other expenses, net                                                   (61,541)          (239,765)
       Gain on sale of cable system                                                -          4,451,320
                                                                         -----------        -----------

           Loss before income taxes                                       (4,970,641)        (1,599,840)
       Provision (benefit) for income taxes                                 (132,756)            50,000
                                                                         -----------        -----------
           Net loss                                                      ($4,837,885)       ($1,649,840)
                                                                         ===========        ===========




       Earnings per share (see Note 9):

           Net loss per common share                                          ($0.92)            ($0.71)
                                                                         ============       ============

           Weighted average shares outstanding                             5,236,655          9,773,933
                                                                         ============       ============








           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows

                                                                                    Six Months Ended June 30,
                                                                              --------------------------------------
                                                                                   1996                  1997
                                                                              ---------------      -----------------
                                                                                           (unaudited)
Cash flows from operating activities:
   Net loss                                                                    ($  4,837,885)       ($  1,649,840)
   Adjustments to reconcile net loss
     to net cash provided (used) by operating activities:
     Depreciation and amortization                                                 4,904,796           10,854,293
     Program rights amortization                                                     760,929              781,125
     Accretion on discount of bonds                                                  195,926              196,872
     Gain on sale of cable system                                                       --             (4,451,320)
     Bad debt expense                                                                130,713              412,284
     Deferred income taxes                                                          (132,756)              50,000
     Change in assets and liabilities:
        Accounts receivable                                                       (2,086,735)            (901,085)
        Inventory                                                                    590,352               96,477
        Prepaid expenses and other                                                    50,152             (575,556)
        Accounts payable and accrued expenses                                       (942,632)             875,613
        Advances payable - related party                                            (124,422)                --
        Accrued interest                                                             134,464              178,438
        Deposits and other                                                           (68,611)             (32,906)
                                                                               -------------        -------------
   Net cash provided (used) by operating activities                               (1,425,709)           5,834,395

Cash flows from investing activities:
      Acquisitions                                                               (17,107,329)         (56,586,989)
      Capital expenditures                                                        (2,747,890)          (5,232,692)
      Purchase of intangible assets                                                 (573,239)          (4,887,046)
      Cash acquired from acquisitions                                                   --                164,221
      Payments of programming rights                                                (607,085)          (1,287,725)
      Proceeds from sale of cable system                                                --              6,945,270
      Other                                                                         (157,500)                --
                                                                               -------------        -------------
   Net cash used for investing activities                                        (21,193,043)         (60,884,961)

Cash flows from financing activities:
      Proceeds from long-term debt                                                   247,736                 --
      Repayments of long-term debt                                                   (53,283)            (164,267)
      Borrowings on revolving credit facilities                                    8,800,000              526,250
      Repayments of revolving credit facilities                                         --            (30,126,250)
      Restricted cash                                                              5,012,084           (6,892,256)
      Capital lease repayments                                                      (163,481)            (169,091)
      Proceeds from issuance of Series A preferred stock                                --            100,000,000
      Underwriting and preferred offering costs                                         --             (4,187,920)
                                                                               -------------        -------------
   Net cash provided by financing activities                                      13,843,056           58,986,466

Net increase (decrease) in cash and cash equivalents                              (8,775,696)           3,935,900
Cash and cash equivalents, beginning of year                                      11,974,747            8,582,369
                                                                               =============        =============
Cash and cash equivalents, end of period                                       $   3,199,051        $  12,518,269
                                                                               =============        =============




           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company, incorporated under the laws of the State of Delaware in May 1996. Pegasus' subsidiaries are Pegasus Media & Communications, Inc. ("PM&C"), Pegasus Satellite Holdings, Inc. ("PSH"), Pegasus Towers, Inc. ("Towers") and Pegasus Communications Management Company ("PCMC").

         PM&C is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST"), MCT Cablevision, L.P. ("MCT") and Pegasus Cable Television of San German, Inc. ("PCT-SG"). PBT operates broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox") and United Paramount Network ("UPN") television networks. PCT, together with its subsidiaries, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT"), MCT and PCT-SG operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico. PBA holds a television station license which simulcasts programming from a station operated by PBT. On July 9, 1997, PM&C transferred the stock of PST, which provides direct broadcast satellite ("DBS") services to customers in the New England area, to a newly formed subsidiary of PM&C, PST Holdings, Inc. ("PSTH"), and PSTH transferred the PST stock to PSH (the "PST/PSH Exchange"). In exchange, PSTH received preferred equity in PSH. This transaction has no direct effect on the financial position of the Company or the results of its operations or its cash flows.

         PSH is a DBS holding company whose subsidiaries provide DBS services to customers in certain rural areas, which, pro forma for the PST/PSH Exchange and the six acquisitions which occurred in July and August 1997 (see Note 7), encompass portions of twenty-three states.

         Towers owns and operates transmitting towers located in Pennsylvania and Tennessee.

         PCMC provides certain management and accounting services.

         On October 8, 1996, the Company completed an initial public offering (the "Initial Public Offering") in which it sold 3,000,000 shares of its Class A Common Stock to the public at a price of $14 per share, resulting in net proceeds to the Company of $38.1 million.

         On January 27, 1997, the Company completed a unit offering (the "Unit Offering") in which it sold 100,000 shares of 12 3/4% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock") and Warrants to purchase 193,600 shares of Class A Common Stock at an exercise price of $15 per share, to the public at a price of $1,000 per unit, resulting in net proceeds to the Company of $95.8 million. The Company applied the net proceeds from the Unit Offering as follows: (i) $30.1 million to the repayment of all outstanding indebtedness under the PM&C Credit Facility (as defined) and expenses related thereto and (ii) $56.5 million for the payment of the cash portion of the purchase price for the acquisition of DBS assets from nine independent DIRECTV providers. The remaining net proceeds were used for working capital, general corporate purposes and to finance other acquisitions.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all of its subsidiaries. All intercompany transactions and balances have been eliminated.

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

Revenue:

         The Company operates in two industry segments: multichannel television (DBS and Cable) and broadcast television (TV). The Company recognizes revenue in its multichannel operations when video and audio services are provided. The Company recognizes revenue in its broadcast operations when advertising spots are broadcast.

Programming:

         The Company obtains a portion of its TV programming, including presold advertisements, through its network affiliation agreements with Fox and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox. For running independent producers' programming, the Company receives no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the presold advertisements are broadcast. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Summary of Significant Accounting Policies (continued):

Restricted Cash:

         The Company has restricted cash held in escrow of $6.9 million at June 30, 1997 to collateralize outstanding letters of credit.

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

Reclassifications:

         Certain amounts from the prior periods have been reclassified to conform to the statement presentation for the current period.

3.  Common Stock:

         On December 30, 1996, Pegasus, through a registered exchange offer, exchanged all of PM&C's Class B Common Stock for 191,775 shares in the aggregate of Pegasus' Class A Common Stock.

         Under the terms of the Series A Preferred Stock (see Note 4), Pegasus' ability to pay dividends on its Common Stock is subject to certain restrictions.

         At December 31, 1996, common stock consists of the following:

  Pegasus Class A common stock,  $0.01 par value;  30.0 million  shares authorized; 4,663,229 issued and outstanding .....................  $46,632
  Pegasus Class B common stock,  $0.01 par value;  15.0 million  shares
      authorized; 4,581,900 issued and outstanding .....................   45,819
                                                                           ------
      Total  common  stock ............................................   $92,451
                                                                          =======

At June 30, 1997, common stock consists of the following:

  Pegasus Class A common stock,  $0.01 par value;  30.0 million  shares
      authorized; 5,258,766 issued and outstanding.....................   $52,588
  Pegasus Class B common stock,  $0.01 par value;  15.0 million  shares
      authorized; 4,581,900 issued and outstanding.....................    45,819
                                                                           ------
      Total common  stock .............................................   $98,407
                                                                          =======


                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Redeemable Preferred Stock:

         As a result of the Unit Offering described in Note 1, the Company has outstanding 100,000 shares of Series A Preferred Stock with a liquidation preference of $1,000 per share (the "Liquidation Preference"). Cumulative dividends, at a rate of 12 3/4% per annum of the Liquidation Preference per share, are payable semi-annually on each January 1 and July 1, beginning July 1, 1997. Dividends may be paid, on any dividend payment date occurring on or prior to January 1, 2002, at Pegasus' option, either in cash or by the issuance of additional shares of Series A Preferred Stock having an aggregate Liquidation Preference equal to the amount of such dividends. Subject to certain conditions, the Series A Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for Pegasus' 12 3/4% Senior Subordinated Exchange Notes due 2007 (the "Exchange Notes"). The Exchange Notes would contain substantially the same redemption provisions, restrictions and other terms as the Series A Preferred Stock. Pegasus is required to redeem all of the Series A Preferred Stock outstanding on January 1, 2007 at a redemption price equal to the Liquidation Preference thereof, plus accrued dividends.

         The carrying amount of the Series A Preferred Stock is periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the mandatory redemption features. The increase in carrying amount is effected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital.

5.  Long-Term Debt:

          Long-term debt consists of the following :                       December 31,      June 30,
                                                                               1996            1997
                                                                          --------------   -------------
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $3,412,222 and $3,215,350 as of December 31, 1996 and
    June 30, 1997, respectively                                            $ 81,587,778   $ 81,784,650
Senior  seven-year  revolving credit facility,  interest at
    the  Company's  option at either the bank's prime rate,
    plus an applicable  margin or LIBOR, plus an applicable
    margin                                                                   29,600,000           --
Mortgage payable, due 2000, interest  at 8.75%                                  498,468        488,292
Note payable, due 1998, interest at 10%                                       3,050,000      3,050,000
Sellers' notes, various maturities and interest rates                           277,130      1,137,648
Capital leases and other                                                        513,457        484,009
                                                                           ------------   ------------
                                                                            115,526,833     86,944,599
Less current maturities                                                         315,223      3,884,012
                                                                           ------------   ------------
Long-term debt                                                             $115,211,610   $ 83,060,587
                                                                           ============   ============


         In July 1995, PM&C sold 85,000 units consisting of $85.0 million in aggregate of 12 1/2% Series A Senior Subordinated Notes due 2005 (the "Series A Notes" and, together with the Series B Notes, the "Notes") and 8,500 shares of Class B Common Stock of PM&C (the "Note Offering"). The PM&C Class B Shares were subsequently exchanged for an aggregate of 191,775 shares of Pegasus' Class A Common Stock (see Note 3). In November 1995, PM&C exchanged its Series A Notes for the Series B Notes. The Series B Notes have substantially the same terms and provisions as the Series A Notes. The Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by a majority of the wholly owned direct and indirect subsidiaries of PM&C. The Company's indebtedness contains certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Long-Term Debt (continued):

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

         On July 9, 1997, PSH entered into a $130.0 million credit facility (the "PSH Credit Facility"), which is collateralized by substantially all of the assets of PSH. The facility consists of a $40.0 million seven-year senior term loan and a $90.0 million six-year senior revolving credit facility. Interest on both the term loan and the revolving credit facility is, at the Company's option, at either the bank's base rate, plus an applicable margin or LIBOR, plus an applicable margin. The PSH Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The PSH Credit Facility will be used to finance future acquisitions, working capital, capital expenditures and for general corporate purposes.

         As of August 8, 1997, the Company has drawn $60.5 million under the PSH Credit Facility in connection with various DBS acquisitions.

6. Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, cash flows or financial position of the Company.

7. Acquisitions and Disposition:

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system (the "New Hampshire Cable Sale") to State Cable TV Corporation for approximately $6.9 million in cash, net of certain selling costs. The Company recognized a gain on the transaction of approximately $4.5 million.

         On January 31, 1997 the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Indiana and the related assets in exchange for approximately $8.8 million in cash and $5.6 million of the Company's Class A Common Stock.

         On February 14, 1997 the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Mississippi and the related assets in exchange for approximately $14.8 million in cash.

         As of March 10, 1997 the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Arkansas, Virginia and West Virginia and the related assets in exchange for approximately $10.4 million in cash, $201,000 in assumed liabilities, $3.0 million in preferred stock of a subsidiary of Pegasus and warrants to purchase a total of 283,969 shares of the Company's Class A Common Stock. The $3.0 million in preferred stock of a subsidiary of Pegasus has been accounted for as a minority interest.

         As of April 9, 1997 the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets in exchange for approximately $3.3 million in cash, $143,000 in assumed liabilities and $500,000 of the Company's Class A Common Stock; and a $600,000 obligation, payable over four years, for consultancy and non-compete agreements.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Acquisitions and Disposition (continued):


         As of May 9, 1997 the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Florida, Maryland, Minnesota, Nevada, New Hampshire, Oklahoma, Texas, Virginia, Washington, Wisconsin and Wyoming and the related assets in exchange for approximately $18.6 million in cash, $501,000 in assumed liabilities, a $350,000 note due January 1998 and $200,000 of the Company's Class A Common Stock; and $600,000 in cash for consultancy and non-compete agreements.

         As of July 9, 1997 the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Ohio and Texas and the related assets in exchange for approximately $17.5 million in cash.

         As of August 8, 1997 the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Indiana, Minnesota and South Dakota and the related assets in exchange for approximately $15.9 million in cash and a $1.1 million note due January 1998; and $750,000 in cash for endorsement and non-compete agreements.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories and cable system had been acquired/sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on those dates or of results which may occur in the future. The pro forma information does not include the six DBS Acquisitions (two in July 1997 and four in August 1997) which occurred subsequent to June 30, 1997.


                                                       Six Months Ended June 30,
                                                       -------------------------
   (in thousands, except earnings per share)                    (unaudited)
                                                           1996           1997
                                                        --------       --------
Net revenues .....................................      $ 30,745       $ 38,662
                                                        ========       ========
Operating loss ...................................      ($ 2,947)      ($   558)
                                                        ========       ========
Net loss .........................................      ($ 4,183)      ($ 1,467)

Less: Preferred stock dividends ..................        (6,375)        (6,375)
                                                        --------       --------
Net loss available to common stockholders ........      ($10,558)      ($ 7,842)
                                                        ========       ========

Net loss per common share ........................      ($  2.02)      ($  0.80)
                                                        ========       ========

8. Other Events:

         On June 25, 1997, the Board of Directors declared a dividend on the Series A Preferred Stock in the aggregate of 5,490 shares of Series A Preferred Stock, payable on July 1, 1997 to shareholders of record on June 15, 1997.

         On August 1, 1997, Pegasus launched TV station WPME, which is affiliated with UPN. WPME is in the Portland, ME Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA"). WPME's offices, studio and transmission facilities are co-located with WPXT, a TV station in the Portland market the Company has owned and operated since January 1996.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Earnings Per Share:

Net Loss Per Common Share:

         The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same. Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. The net loss was adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock. The computation is as follows:

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                              1996                  1997
                                                                              ----                  ----
             Net  loss . . . . . . . . . . . . . . . . . . . . . .         ($1,732,348)          ($3,082,619)
             Less: Preferred stock dividends.  . . . . . . . . . .              -                 (3,187,500)
                                                                           -----------           -----------
             Net loss  available to common  stockholders . . . . .         ($1,732,348)          ($6,270,119)
                                                                           ===========           ===========

             Net loss per  common  share . . . . . . . . . . . . .              ($0.33)               ($0.64)
                                                                           ===========           ===========

             Weighted  average shares  outstanding . . . . . . . .           5,237,484             9,801,057
                                                                           ===========           ===========


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                              1996                  1997
                                                                              ----                  ----
             Net  loss . . . . . . . . . . . . . . . . . . . . . .         ($4,837,885)          ($1,649,840)
             Less: Preferred stock dividends.  . . . . . . . . . .              -                 (5,312,500)
                                                                           -----------           -----------
             Net loss  available to common  stockholders . . . . .         ($4,837,885)          ($6,962,340)
                                                                           ===========           ===========

             Net loss per  common  share . . . . . . . . . . . . .              ($0.92)               ($0.71)
                                                                           ===========           ===========

             Weighted  average shares  outstanding . . . . . . . .           5,236,655             9,773,933
                                                                           ===========           ===========

10. Other Information (unaudited):

         As defined in the Certificate of Designation governing the Series A Preferred Stock, the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow (Satellite Segment Operating Cash Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash corporate expenses and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Pro forma for the nine DBS Acquisitions occurring in the first two quarters of 1997 and the disposition of the New Hampshire cable system, as if such acquisitions/disposition occurred on July 1, 1996, Adjusted Operating Cash Flow would have been approximately $24.7 million.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Other Information (unaudited - continued):



                                                                Four Quarters
                                                                    Ended
                       (in thousands)                           June 30, 1997
                                                               -----------------


     Net revenues                                                    $64,356

     Direct operating expenses, excluding incentive
           compensation and corporate expenses                        42,085
                                                                     --------

     Income from operations before incentive
         compensation, corporate expenses and
         depreciation and amortization                                22,271

     Corporate expenses                                                1,624
                                                                     --------

     Operating cash flow                                              20,647
       Less DBS cash flow, last four quarters                         (3,597)
       Plus DBS cash flow, last quarter annualized                     7,684
                                                                      =======
     Adjusted operating cash flow                                    $24,734
                                                                     ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see the information contained in the section captioned "Risk Factors" (pages 14-19) of Pegasus' Prospectus dated March 26, 1997, filed as part of Pegasus' Registration Statement in Form S-1, File No. 333-23595 (the "Prospectus"), which section is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         The Company is a diversified media and communications company operating in two business segments: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. DBS operations consist of providing DIRECTV(R) ("DIRECTV") services in certain rural areas of twenty-two states in which the Company holds the exclusive right to provide such services. The Company acquired the exclusive rights for providing DIRECTV services in fifteen of these states during the first two quarters of 1997. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. Pegasus Broadcast Television owns and operates five TV stations affiliated with FOX and one affiliated with UPN. It has entered into agreements to operate two additional TV stations which will be affiliated with either UPN or the Warner Brothers ("WB") television networks. One of these stations is in a market in which the Company currently owns and operates a TV station and is to commence operations in 1998. The other station is to commence operations in 1997.

         Multichannel revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. Broadcast revenues are derived from the sale of broadcast air time to local and national advertisers.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, and (iv) general and administrative expenses. Multichannel programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. Broadcast programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash.

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

Results of Operations


Three months ended June 30, 1997 compared to three months ended June 30, 1996

         The Company's net revenues increased by approximately $9.1 million or 84% for the three months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $8.1 million or 212% and Broadcast Television net revenues increased $939,000 or 14%. The net revenues increased as a result of (i) a $6.9 million or 766% increase in DBS revenues of which $741,000 or 11% was due to increased revenue per subscriber and the increased number of DBS subscribers in territories owned at the beginning of 1996 and $6.2 million or 89% resulting from acquisitions made subsequent to the third quarter of 1996, (ii) a $1.2 million or 41% increase in Cable revenues which was the net result of a $157,000 or 6% increase in same system revenues due primarily to rate increases and new combined service packages, a $1.4 million increase due to the system acquired effective September 1, 1996 and a $417,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $937,000 or 14% increase in TV revenues of which $714,000 or 76% was due to ratings growth which the Company was able to convert into higher revenues and $223,000 or 24% was the result of acquisitions made in the first quarter of 1996, and (iv) a $2,000 increase in Tower rental income.

         The Company's total location operating expenses increased by approximately $6.4 million or 95% for the three months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses increased $5.9 million or 268% and Broadcast Television location operating expenses increased $512,000 or 11%. The location operating expenses increased as a result of (i) a $5.2 million or 766% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming costs of $320,000, and increases in other operating costs totaling $372,000, all generated from the increased number of DBS subscribers in territories owned at the beginning of 1996 and a $4.5 million increase attributable to territories acquired subsequent to the third quarter of 1996, (ii) a $700,000 or 46% increase in Cable operating expenses as the net result of a $61,000 or 5% increase in same system direct operating expenses due primarily to increases in programming costs associated with the new combined service packages, a $869,000 increase attributable to the system acquired effective September 1, 1996 and a $230,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $510,000 or 11% increase in TV operating expenses as the result of a $232,000 or 8% increase in same station direct operating expenses and a $278,000 increase attributable to stations acquired in the first quarter of 1996, and (iv) a $2,000 increase in Tower administrative expenses.

         As a result of these factors, Location Cash Flow increased by $2.6 million or 66% for the three months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $2.2 million or 136% and Broadcast Television Location Cash Flow increased $427,000 or 18%. Location Cash Flow increased as a result of (i) a $1.7 million or 765% increase in DBS Location Cash Flow of which $49,000 or 3% was due to an increase in same territory Location Cash Flow and $1.7 million or 97% was attributable to territories acquired subsequent to the third quarter of 1996, (ii) a $489,000 or 35% increase in Cable Location Cash Flow which was the net result of a $96,000 or 8% increase in same system Location Cash Flow, a $580,000 increase due to the system acquired effective September 1, 1996 and a $187,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and
(iii) a $427,000 or 18% increase in TV Location Cash Flow which was the net result of a $482,000 increase in same station Location Cash Flow and a $55,000 decrease attributable to stations acquired in the first quarter of 1996.

         Incentive compensation, which is calculated from increases in Pro forma Location Cash Flow, increased by approximately $108,000 or 81% for the three months ended June 30, 1997 as compared to the same period in 1996.

         Corporate expenses increased by $163,000 or 49% for the three months ended June 30, 1997 as compared to the same period in 1996 primarily due to increased staffing, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $3.4 million or 135% for the three months ended June 30, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible assets as a result of five completed acquisitions during 1996 and nine completed acquisitions in the first two quarters of 1997.

         As a result of these factors, the Company reported a loss from operations of $113,000 for the three months ended June 30, 1997 as compared to income from operations of $960,000 for the same period in 1996.

         Interest expense increased by approximately $201,000 or 8% for the three months ended June 30, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of $3.1 million for the three months ended June 30, 1997 as compared to a net loss of approximately $1.7 million for the same period in 1996. The $1.4 million change was the net result of an increase in the loss from operations of approximately $1.1 million, an increase in interest expense of $201,000, an increase in the provision for income taxes of $14,000 and an increase in other expenses of approximately $63,000.

Six months ended June 30, 1997 compared to six months ended June 30, 1996

         The Company's net revenues increased by approximately $16.4 million or 86% for the six months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $13.7 million or 191% and Broadcast Television net revenues increased $2.7 million or 23%. The net revenues increased as a result of (i) a $11.2 million or 714% increase in DBS revenues of which $1.5 million or 14% was due to increased revenue per subscriber and the increased number of DBS subscribers in territories owned at the beginning of 1996 and $9.7 million or 86% resulting from acquisitions made subsequent to the third quarter of 1996, (ii) a $2.5 million or 45% increase in Cable revenues which was the net result of a $302,000 or 6% increase in same system revenues due primarily to rate increases and new combined service packages, a $2.9 million increase due to the system acquired effective September 1, 1996 and a $651,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $2.7 million or 23% increase in TV revenues of which $1.4 million or 52% was due to ratings growth which the Company was able to convert into higher revenues and $1.3 million or 48% was the result of acquisitions made in the first quarter of 1996, and (iv) a $14,000 increase in Tower rental income.

         The Company's total location operating expenses increased by approximately $11.2 million or 89% for the six months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses increased $9.8 million or 224% and Broadcast Television location operating expenses increased $1.4 million or 17%. The location operating expenses increased as a result of (i) a $8.5 million or 672% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming costs of $659,000, and increases in other operating costs totaling $677,000, all generated from the increased number of DBS subscribers in territories owned at the beginning of 1996 and a $7.1 million increase attributable to territories acquired subsequent to the third quarter of 1996, (ii) a $1.3 million or 41% increase in Cable operating expenses as the net result of a $94,000 or 4% increase in same system direct operating expenses due primarily to increases in programming costs associated with the new combined service packages, a $1.6 million increase attributable to the system acquired effective September 1, 1996 and a $368,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $1.4 million or 17% increase in TV operating expenses as the result of a $301,000 or 5% increase in same station direct operating expenses and a $1.1 million increase attributable to stations acquired in the first quarter of 1996, and
(iv) a $4,000 increase in Tower administrative expenses.

         As a result of these factors, Location Cash Flow increased by $5.2 million or 80% for the six months ended June 30, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $4.0 million or 139% and Broadcast Television Location Cash Flow increased $1.3 million or 35%. Location Cash Flow increased as a result of (i) a $2.7 million or 888% increase in DBS Location Cash Flow of which $194,000 or 7% was due to an increase in same territory Location Cash Flow and $2.5 million or 93% was attributable to territories acquired subsequent to the third quarter of 1996,
(ii) a $1.2 million or 48% increase in Cable Location Cash Flow which was the net result of a $208,000 or 9% increase in same system Location Cash Flow, a $1.3 million increase due to the system acquired effective September 1, 1996 and a $283,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $1.3 million or 35% increase in TV Location Cash Flow of which $1.1 million or 86% was due to an increase in same station Location Cash Flow and $185,000 or 14% was due to an increase attributable to stations acquired in the first quarter of 1996, and (iv) a $10,000 increase in Tower Location Cash Flow.

         Incentive compensation, which is calculated from increases in Pro forma Location Cash Flow, increased by approximately $91,000 or 21% for the six months ended June 30, 1997 as compared to the same period in 1996.

         Corporate expenses increased by $195,000 or 28% for the six months ended June 30, 1997 as compared to the same period in 1996 primarily due to increased staffing, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $5.9 million or 121% for the six months ended June 30, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible assets as a result of five completed acquisitions during 1996 and nine completed acquisitions in the first two quarters of 1997.

         As a result of these factors, the Company reported a loss from operations of $479,000 for the six months ended June 30, 1997 as compared to income from operations of $510,000 for the same period in 1996.

         Interest expense increased by approximately $454,000 or 8% for the six months ended June 30, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of $1.6 million for the six months ended June 30, 1997 as compared to a net loss of approximately $4.8 million for the same period in 1996. The $3.2 million change was the net result of an increase in the loss from operations of approximately $1.0 million, an increase in interest expense of $454,000, an increase in the provision for income taxes of $183,000, a decrease in other expenses of approximately $363,000 and a gain on the sale of the New Hampshire cable system of approximately $4.5 million.

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

         During the six months ended June 30, 1997, net cash provided by operating activities was approximately $5.8 million, which together with $8.6 million of cash on hand, $6.9 million of net proceeds from the sale of the New Hampshire cable system and $59.0 million of net cash provided by the Company's financing activities was used to fund other investing activities of $67.8 million. Financing activities consisted of raising $95.8 million in net proceeds from the Unit Offering, repayment of $29.6 million indebtedness under the PM&C Credit Facility, net repayment of approximately $333,000 of other long-term debt and placing $6.9 million in restricted cash to collateralize letters of credit. Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of (i) the acquisition of DBS assets from an independent DIRECTV provider on January 31, 1997 for approximately $8.8 million, (ii) the acquisition of DBS assets from an independent DIRECTV provider on February 14, 1997 for approximately $14.8 million, (iii) the acquisition of DBS assets from two independent DIRECTV providers effective March 10, 1997 for approximately $10.4 million, (iv) the acquisition of DBS assets from an independent DIRECTV provider effective April 9, 1997 for approximately $3.3 million, (v) the acquisition of DBS assets from four independent DIRECTV providers effective May 9, 1997 for approximately $19.2 million, (vi) broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $4.1 million, (vii) the interconnection and expansion of the Puerto Rico cable systems amounting to approximately $651,000, (viii) DBS subscriber acquisition costs, which are being amortized over a twelve-month period, of approximately $2.7 million, (ix) payments of programming rights amounting to $1.3 million, and
(x) maintenance and other capital expenditures and intangibles totaling approximately $2.6 million. As of June 30, 1997, the Company's cash on hand approximated $12.5 million.

         On January 27, 1997, the Company completed the Unit Offering in which it sold 100,000 units, resulting in net proceeds to the Company of $95.8 million. The Company applied the net proceeds from the Unit Offering to complete various acquisitions, pay down debt totaling approximately $30.1 million and for working capital and general corporate purposes (see Note 1). Cash on hand, together with available borrowings under the PM&C Credit Facility and the PSH Credit Facility will be used for working capital, general corporate purposes and to finance future acquisitions.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company believes that cash on hand, together with available borrowings under the PM&C Credit Facility, the PSH Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

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


Capital Expenditures

         The Company's capital expenditures aggregated $6.3 million in 1996. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1997 capital projects include (i) DBS expenditures of approximately $230 per new subscriber, (ii) cable expenditures of approximately $1.0 million for the completion of the interconnection of the Puerto Rico cable systems and fiber upgrades in Puerto Rico and New England, and
(iii) approximately $6.5 million to $7.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company launched a new TV station, WPME, on August 1, 1997 and its plans are to commence operations of two additional stations, one in 1997 and the other in 1998. For the six month period ended June 30, 1997, the Company incurred $5.2 million in capital expenditures. There can be no assurance that the Company's capital expenditure plans will not change in the future.

Other

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Under the terms of the indenture relating to the Notes (the "Indenture"), PM&C is prohibited from paying dividends prior to July 1, 1998. The payment of dividends subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture, and will also be subject to lender consent under the terms of the PM&C Credit Facility. Under the terms of the PSH Credit Facility, PSH is prohibited from paying dividends prior to July 1, 2002. The payment of dividends subsequent to July 1, 2002 will be subject to the satisfaction of certain financial conditions set forth in the loan agreement, and will also be subject to lender consent under the terms of the PSH Credit Facility. In addition, Pegasus' ability to pay dividends and incur indebtedness is subject to certain restrictions contained in the terms of the Series A Preferred Stock.

         PM&C's ability to incur additional indebtedness is limited under the terms of the Indenture and the PM&C Credit Facility. PSH's ability to incur additional indebtedness is limited under the terms of the PSH Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability and, for PSH, DBS subscriber levels. Under the terms of both the PM&C Credit Facility and the PSH Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent.

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

         The Company has reviewed the provisions of Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the implementation of the above standards did not have any impact on the Company.

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Part II. Other Information


Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

         On April 9, 1997, Pegasus issued 42,187 shares of its Class A Common Stock as partial consideration for the acquisition of the DIRECTV rights and related assets from Southeastern Communication Systems, Inc.

         On May 9, 1997, Pegasus issued 17,971 shares of its Class A Common Stock as partial consideration for the acquisition of the DIRECTV rights and related assets from Lafayette County Satellite TV, Inc.

         On June 16, 1997, Pegasus issued 34,000 shares of its Class A Common Stock in a transaction to obtain the rights to construct and operate a television station in Liveoak, FL.

         In issuing securities in connection with the above three transactions, Pegasus has relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. See Note 7 to the Consolidated Financial Statements included herein for information relating to the acquisitions of DIRECTV rights and related assets.


Item 4.  Submission of Matters to a Vote of Security Holders

         The 1997 Annual Meeting of Stockholders of Pegasus was held on June 25, 1997. At this meeting, Marshall W. Pagon, James J. McEntee, III, Mary C. Metzger and Donald W. Weber were re-elected to the Pegasus' Board of Directors. In such election, 48,953,323 votes were cast for each director with no abstentions; except that Ms.
Metzger received only 48,952,823 votes with 500 votes held in abstention.

         At the 1997 Annual Meeting, 48,953,273 shares were voted for ratification of the appointment of Coopers & Lybrand L.L.P. as Pegasus' independent accountants for 1997. Proxies filed by holders of 50 shares at the 1997 Annual Meeting instructed the proxy holders to withhold authority for 50 votes.


Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits


         Exhibit 10.1 - Credit Agreement dated as of July 9, 1997 by and among Pegasus Satellite Holdings, Inc., Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent, and Bankers Trust Company, as Syndication Agent.

         Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

         On April 24, 1997, the Company filed a Current Report on Form 8-K reporting under Item 5 the Company's announcement of its pending acquisition of DIRECTV(R) distribution rights and related assets from nine independent DIRECTV providers and the completion of one such acquisition.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Pegasus Communications Corporation



Date  August 13, 1997        By /s/ Robert N. Verdecchio
      ----------------          --------------------------------
                             Robert N. Verdecchio
                             Senior Vice President, Chief
                             Financial Officer and Assistant Secretary
                             (Principal Accounting and Financial Officer)