Form 10-Q
period 1997-09-30
PEGASUS COMMUNICATIONS CORP
filed 1997-11-14
CIK 1015629

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1997
                                        ------------------

                                      OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                        Commission File Number 0-21389
                                               -------
                      PEGASUS COMMUNICATIONS CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)



         Delaware                                            51-0374669
         --------                                            ----------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                        Identification Number)


c/o Pegasus Communications Management Company
5 Radnor Corporate Center, Suite 454, Radnor, PA                 19087
------------------------------------------------                 -----
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code:   (610) 341-1801
                                                      --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---



Number of shares of each class of the registrant's common stock outstanding as of November 11, 1997:

         Class A, Common Stock, $0.01 par value               5,739,842
         Class B, Common Stock, $0.01 par value               4,581,900

                      PEGASUS COMMUNICATIONS CORPORATION

                                   Form 10-Q
                               Table of Contents
               For the Quarterly Period Ended September 30, 1997


                                                                          Page
Part I.  Financial Information                                            ----


         Item 1    Consolidated Financial Statements

                   Consolidated Balance Sheets
                     December 31, 1996 and September 30, 1997               3

                   Consolidated Statements of Operations
                     Three months ended  September 30, 1996 and 1997        4

                   Consolidated Statements of Operations
                     Nine months ended  September 30, 1996 and 1997         5


                   Consolidated Statements of Cash Flows
                     Nine months ended  September 30, 1996 and 1997         6

                   Notes to Consolidated Financial Statements               7


         Item 2    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          15


         Item 3    Quantitative and Qualitative Disclosures About
                     Market Risk                                            21


Part II.  Other Information


         Item 6    Exhibits and Reports on Form 8-K                         22


         Signature                                                          23

                       Pegasus Communications Corporation

                           Consolidated Balance Sheets

                                                      December 31,      September 30,
                                                           1996             1997
                                                      ------------      ------------
                       ASSETS                                            (unaudited)

Current assets:
 Cash and cash equivalents                            $  8,582,369      $ 34,210,959
 Restricted cash                                               --          1,181,306
 Accounts receivable, less allowance for doubtful
  accounts of $243,000 and $346,000, respectively        9,155,545        10,577,322
 Program rights                                          1,289,437         1,588,392
 Inventory                                                 697,957           759,638
 Deferred taxes                                          1,290,397         1,290,397
 Prepaid expenses and other                                851,592         1,250,836
                                                      ------------      ------------
  Total current assets                                  21,867,297        50,858,850

Property and equipment, net                             24,115,138        27,423,266
Intangible assets, net                                 126,236,128       237,511,764
Program rights                                           1,294,985         1,747,621
Deposits and other                                         166,498           199,404
                                                      ------------      ------------

  Total assets                                        $173,680,046      $317,740,905
                                                      ============      ============

              LIABILITIES AND TOTAL EQUITY

Current liabilities:
 Notes payable                                        $     48,610
 Current, portion of long-term debt                        315,223      $  4,894,945
 Accounts payable                                        5,075,981         5,705,241
 Accrued interest                                        5,592,083         3,456,814
 Accrued expenses                                        3,803,993         3,738,944
 Current portion of program rights payable                 601,205           897,687
                                                      ------------      ------------
  Total current liabilities                             15,437,095        18,693,631

Long-term debt, net                                    115,211,610       152,423,965
Program rights payable                                   1,365,284         1,242,102
Deferred taxes                                           1,339,859         1,389,859
                                                      ------------      ------------
  Total liabilities                                    133,353,848       173,749,557

Commitments and contingent liabilities                        --                --

Minority interest                                              --          3,000,000

Series A preferred stock                                       --        108,677,500

Common stockholders' equity:
 Class A common stock                                       46,632            53,425
 Class B common stock                                       45,819            45,819
 Additional paid-in capital                             57,736,011        57,017,011
 Accumulated deficit                                   (17,502,264)      (24,802,407)
                                                      ------------      ------------
 Total common stockholders' equity                      40,326,198        32,313,848
                                                      ------------      ------------

 Total liabilities and stockholders' equity           $173,680,046      $317,740,905
                                                      ============      ============



           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations


                                                Three Months Ended September 30,
                                                -------------------------------
                                                     1996           1997
                                                 -----------     -----------
                                                         (unaudited)

Revenues:
   Basic and satellite service                    $3,853,157     $13,419,852
   Premium services                                  540,565       1,182,984
   Broadcasting revenue,
     net of agency commissions                     5,020,614       5,504,782
   Barter programming revenue                      1,337,643       1,453,300
   Other                                             185,635         366,347
                                                 -----------     -----------
     Total revenues                               10,937,614      21,927,265
                                                 -----------     -----------

Operating expenses:
   Programming                                     2,198,216       6,760,400
   Barter programming expense                      1,337,643       1,453,300
   Technical and operations                          815,158         956,255
   Marketing and selling                           1,518,797       2,975,156
   General and administrative                      1,555,994       3,055,522
   Incentive compensation                            175,625         223,236
   Corporate expenses                                365,072         505,279
   Depreciation and amortization                   3,574,631       7,306,149
                                                 -----------     -----------
     Loss from operations                           (603,522)     (1,308,032)
Interest expense                                  (3,359,071)     (4,264,459)
Interest income                                       20,026         137,035
Other expenses, net                                  (14,952)       (214,847)
                                                 -----------     -----------
   Loss before income taxes                       (3,957,519)     (5,650,303)
Provision for income taxes                            22,756             --
                                                 -----------     -----------
   Loss before extraordinary items                (3,980,275)     (5,650,303)
Extraordinary loss from
 extinguishment of debt, net                        (250,603)            --
                                                 -----------     -----------
   Net loss                                       (4,230,878)     (5,650,303)
   Preferred dividends                                   --        3,365,000
                                                 -----------     -----------
   Net loss applicable to common shares          ($4,230,878)    ($9,015,303)
                                                 ===========     ===========

Loss per common share:
   Loss before extraordinary items                    ($0.76)         ($0.91)
   Extraordinary loss                                  (0.05)            --
                                                 -----------     -----------

   Net loss                                           ($0.81)         ($0.91)
                                                 ===========     ===========

   Weighted average shares outstanding             5,239,430       9,902,363
                                                 ===========     ===========






           Sce accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                     Consolidated Statements of Operations


                                                                         Nine Months Ended September 30,
                                                                      -------------------------------------
                                                                         1996                      1997
                                                                      ----------                -----------
                                                                                   (unaudited)

Revenues:
   Basic and satellite service                                        $9,964,424                $32,008,696
   Premium services                                                    1,488,513                  3,116,253
   Broadcasting revenue,
    net of agency commissions                                         14,347,439                 16,950,204
   Barter programming revenue                                          3,820,000                  4,507,600
   Other                                                                 499,477                    954,076
                                                                      ----------                -----------
    Total revenues                                                    30,119,853                 57,536,829
                                                                      ----------                -----------

Operating expenses:
   Programming                                                         5,862,461                 15,916,313
   Barter programming expense                                          3,820,000                  4,507,600
   Technical and operations                                            2,425,639                  2,814,922
   Marketing and selling                                               3,893,414                  7,429,814
   General and administrative                                          4,053,184                  8,341,570
   Incentive compensation                                                605,390                    744,242
   Corporate expenses                                                  1,074,190                  1,408,954
   Depreciation and amortization                                       8,479,427                 18,160,442
                                                                      ----------                -----------
    Loss from operations                                                 (93,852)                (1,787,028)
Interest expense                                                      (8,929,328)               (10,288,211)
Interest income                                                          171,513                    828,388
Other expenses, net                                                      (76,493)                  (454,612)
Gain on sale of cable system                                                --                    4,451,320
                                                                      ----------                -----------
   Loss before income taxes                                           (8,928,160)                (7,250,143)
Provision (benefit) for income taxes                                    (110,000)                    50,000
                                                                      ----------                -----------
   Loss before extraordinary items                                    (8,818,160)                (7,300,143)
Extraordinary loss from
 extinguishment of debt, net                                            (250,603)                    --
                                                                      ----------                -----------
   Not loss                                                           (9,068,763)                (7,300,143)
   Preferred dividends                                                      --                    8,677,500
                                                                      ----------                -----------
   Net loss applicable to common shares                              ($9,068,763)              ($15,977,643)
                                                                      ==========                ===========

Loss; per common share:
   Loss before extraordinary items                                        ($1.68)                    ($1.64)
   Extraordinary loss                                                      (0,05)                      --
                                                                      ----------                -----------

   Net loss                                                               ($1.73)                    ($1.64)
                                                                      ==========                ===========

   Weighted average shares outstanding                                 5,237,590                  9,755,882
                                                                      ==========                ===========








           See accompanying notes to consolidated financial statements
                                        5

                       Pegasus Communications Corporation

                      Consolidated Statements of Cash Flows

                                                                                Nine Months Ended September 30,
                                                                               ---------------------------------
                                                                                   1996                1997
                                                                               -----------          ------------
                                                                                           (unaudited)
Cash flows from operating activities:
   Net loss                                                                    ($9,068,763)          ($7,300,143)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Extraordinary loss on
      extinguishment of debt, net                                                  250,603                  --
     Depreciation and amortization                                               8,479,427            18,160,442
     Program rights amortization                                                 1,063,439             1,214,289
     Accretion on discount of bonds                                                294,066               295,486
     Gain on sale of cable system                                                     --              (4,451,320)
     Bad debt expense                                                              (92,413)              812,308
     Deferred income taxes                                                        (110,000)               50,000
     Change in assets and liabilities:
      Accounts receivable                                                         (184,324)           (2,139,807)
      Inventory                                                                    867,270                57,455
      Prepaid expenses and other                                                (1,152,317)             (158,952)
      Accounts payable and accrued expenses                                      3,495,062               411,099
      Accrued interest                                                          (2,292,849)           (2,135,269)
      Deposits and other                                                           (74,173)              (32,906)
                                                                               -----------          ------------
   Net cash provided by operating activities                                     1,475,028             4,782,682
                                                                               -----------          ------------

Cash flows from investing activities:
     Acquisitions                                                              (43,050,514)          (99,305,168)
     Capital expenditures                                                       (2,606,717)           (8,375,393)
     Purchase of intangible assets                                                (843,210)           (6,583,738)
     Cash acquired from acquisitions                                                                     164,221
     Paymments of programming rights                                            (1,319,343)           (1,792,580)
     Proceeds from sale of cable system                                               --               6,945,270
                                                                               -----------          ------------
   Net cash used for investing activities                                      (47,819,784)         (108,947,388)
                                                                               -----------          ------------

Cash flows from financing activities:
     Proceeds from long-term debt                                                  247,736                   --
     Repayments of long-term debt                                                     --                (241,764)
     Borrowings on revolving credit facilities                                  40,400,000            69,726,250
     Repayments of revolving credit facilities                                  (8,894,653)          (30,126,250)
     Restricted cash                                                             9,875,818            (1,181,306)
     Debt issuance costs                                                        (1,383,670)           (3,961,383)
     Capital lease repayments                                                     (206,937)             (234,331)
     Proceeds from issuance of Series A preferred stock                               --             100,000,000
     Underwriting and preferred offering costs                                        --              (4,187,920)
                                                                               -----------          ------------
   Net cash provided by financing activities                                    40,038,294           129,793,296
                                                                               -----------          ------------

Net increase (decrease) in cash and cash equivalents                            (6,306,462)           25,628,590
Cash and cash equivalents, beginning of year                                    11,974,747             8,582,369
                                                                               -----------          ------------
Cash and cash equivalents, end of period                                        $5,668,285           $34,210,959
                                                                               ===========          ============




           See accompanying notes to consolidated financial statements
                                        6

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

         PM&C is a diversified media and communications company whose subsidiaries consist of Pegasus Broadcast Television, Inc. ("PBT"), Pegasus Cable Television, Inc. ("PCT"), Pegasus Broadcast Associates, L.P. ("PBA"), Pegasus Satellite Television, Inc. ("PST"), MCT Cablevision, L.P. ("MCT") and Pegasus Cable Television of San German, Inc. ("PCT-SG"). PBT owns and operates broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB") television networks. PCT, together with its subsidiaries, Pegasus Cable Television of Connecticut, Inc. ("PCT-CT"), MCT and PCT-SG operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico. PBA holds a television station license which simulcasts programming from a station operated by PBT. On July 9, 1997, PM&C transferred the stock of PST, which provides direct broadcast satellite ("DBS") services to customers in the New England area, to a newly formed subsidiary of PM&C, PST Holdings, Inc. ("PSTH"), and PSTH transferred the PST stock to PSH (the "PST/PSH Exchange"). In exchange, PSTH received preferred equity in PSH. This transaction has no direct effect on the financial position of the Company or the results of its operations or its cash flows.

         Prior to October 21, 1997, PSH was a DBS holding company whose subsidiaries provided DBS services to customers in certain rural areas, which, pro forma for the five acquisitions which occurred in October and November 1997 (see Note 7), encompassed portions of twenty-seven states. On October 21, 1997, all of the assets of PSH were conveyed to PM&C in the Subsidiaries Combination (as defined) (see Note 8).

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

Barter Programming:

         The Company obtains a portion of its TV programming, including pre-sold advertisements, through its network affiliation agreements with Fox, UPN and WB, and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company receives payments from Fox, UPN and WB. For running independent producers' programming, the Company receives no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the pre-sold advertisements are broadcast. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

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

                      PEGASUS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.  Summary of Significant Accounting Policies (continued):

Restricted Cash:

         The Company has restricted cash held in escrow of approximately $1.2 million at September 30, 1997 to collateralize an outstanding letter of credit.

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

         At December 31, 1996, common stock consists of the following:


           Pegasus Class A common stock,  $0.01 par value;  30.0 million  shares
               authorized; 4,663,229 issued and outstanding . . . . . . . . .                               $46,632
           Pegasus Class B common stock,  $0.01 par value;  15.0 million  shares
               authorized; 4,581,900 issued and outstanding . . . . . . . . .                                45,819
                                                                                                    ----------------
               Total  common  stock  . . . . . . . . . . . . . . . . . . . . . .                            $92,451
                                                                                                    ================

         At September 30, 1997, common stock consists of the following:

           Pegasus Class A common stock,  $0.01 par value;  30.0 million  shares
               authorized; 5,342,389 issued and outstanding  . . . . . . . . .                              $53,425
           Pegasus Class B common stock,  $0.01 par value;  15.0 million  shares
               authorized; 4,581,900 issued and outstanding  . . . . . . . . .                               45,819
                                                                                                    ----------------
               Total common  stock.  . . . . . . . . . . . . . . . . . . . . . .                            $99,244
                                                                                                    ================

4.    Redeemable Preferred Stock:

         As a result of the Unit Offering described in Note 1, and dividends declared on the Series A Preferred Stock by the Board of Directors on June 25, 1997, paid on July 1, 1997, the Company has outstanding 105,490 shares of Series A Preferred Stock with a liquidation preference of $1,000 per share (the "Liquidation Preference"). Cumulative dividends, at a rate of 12 3/4% per annum of the Liquidation Preference per share, are payable semi-annually on each January 1 and July 1, beginning July 1, 1997. Dividends may be paid, on any dividend payment date occurring on or prior to January 1, 2002, at Pegasus' option, either in cash or by the issuance of additional shares of Series A Preferred Stock having an aggregate Liquidation Preference equal to the amount of such dividends. Subject to certain conditions, the Series A Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for Pegasus' 12 3/4% Senior Subordinated Exchange Notes due 2007 (the "Exchange Notes"). The Exchange Notes would contain substantially the same redemption provisions, restrictions and other terms as the Series A Preferred Stock. Pegasus is required to redeem all of the Series A Preferred Stock outstanding on January 1, 2007 at a redemption price equal to the Liquidation Preference thereof, plus accrued dividends.

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

5.  Long-Term Debt:

          Long-term debt consists of the following:                December 31,     September 30,
                                                                      1996             1997
                                                                  ------------      ------------

Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July
     1, net of unamortized discount of $3,412,222 and
     $3,116,736 as of December 31, 1996 and September 30,
     1997, respectively ....................................      $ 81,587,778      $ 81,883,264
Senior seven-year revolving credit facility, interest at the
     Company's option at either the bank's prime rate, plus
     an applicable margin or LIBOR, plus an applicable
     margin ................................................        29,600,000              --
Senior seven-year term loan, interest at the Company's
     option at either the bank's prime rate, plus an
     applicable margin or LIBOR, plus an applicable margin
     (9.15625% at September 30, 1997) ......................              --          40,000,000
Senior six-year revolving credit facility, interest at the
     Company's option at either the bank's prime rate, plus
     an applicable margin or LIBOR, plus an applicable
     margin (8.90625% at September 30, 1997)

                                                                          --          29,200,000
Mortgage payable, due 2000, interest at 8.75% ..............           498,468           483,036
Note payable, due 1998, interest at 10% ....................         3,050,000         3,050,000
Sellers' notes, various maturities and interest rates ......           277,130         2,061,842
Capital leases and other ...................................           513,457           640,768
                                                                  ------------      ------------
                                                                   115,526,833       157,318,910
Less current maturities ....................................           315,223         4,894,945
                                                                  ------------      ------------
Long-term debt .............................................      $115,211,610      $152,423,965
                                                                  ============      ============

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

         In August 1996, PM&C entered into a $50.0 million seven-year senior revolving credit facility (the "PM&C Credit Facility"), which is collateralized by substantially all of the assets of PM&C. Outstanding balances under the PM&C Credit Facility were repaid from the proceeds of the Unit Offering. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant.

         In July 1997, PSH entered into a $130.0 million credit facility (the "PSH Credit Facility"), which is collateralized by substantially all of the assets of PSH and its subsidiaries. The facility consists of a $40.0 million seven-year senior term loan and a $90.0 million six-year senior revolving credit facility. Subsequent to September 30, 1997, the Company had drawn an additional $25.0 million in connection with various DBS acquisitions. On October 21, 1997, outstanding balances under the PSH Credit Facility were repaid from the proceeds of the Senior Notes Offering (as defined), and commitments under the PSH Credit Facility were terminated.

         In October 1997, PM&C received a commitment letter for a fully underwritten, $180.0 million six-year, secured, reducing revolving credit facility (the "New Credit Facility"). Upon the closing of the New Credit Facility, outstanding balances under the PM&C Credit Facility, if any, will be repaid, and commitments under the PM&C Credit Facility will be terminated. The New Credit Facility will be subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions, working capital, capital expenditures and for general corporate purposes.

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

         As of July 9, 1997 the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Ohio and Texas and the related assets in exchange for approximately $17.4 million in cash and $503,000 in assumed liabilities.

         As of August 8, 1997 the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Indiana, Minnesota and South Dakota and the related assets in exchange for approximately $15.5 million in cash, $464,000 in assumed liabilities and a $988,000 note due January 1998; and $750,000 in cash for endorsement and non-compete agreements.

         As of September 8, 1997 the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Illinois, Minnesota and Utah and the related assets in exchange for approximately $9.1 million in cash and $165,000 in assumed liabilities.

         As of October 8, 1997 the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama and Texas and the related assets in exchange for approximately $24.7 million in cash and a $2.2 million note, payable over four years; and $1.1 million in cash for consultancy and non-compete agreements.

         Effective October 31, 1997 the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets in exchange for approximately $6.4 million in cash and $6.7 million of the Company's Class A Common Stock.

         As of November 7, 1997 the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska, Utah and Wyoming and the related assets in exchange for approximately $4.4 million in cash and a $500,000 note due November 2000.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories and cable system had been acquired/sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's reduced commission rate, payments to related parties, amortization of intangibles, interest expense and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on those dates or of results which may occur in the future. The pro forma information does not include the five DBS Acquisitions (three in October 1997 and two in November 1997) which occurred subsequent to September 30, 1997.

                      PEGASUS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    Acquisitions and Disposition (continued):

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                   (in thousands, except earnings per share)               (unaudited)
                                                                   1996                  1997
                                                                   ----                  ----
            Net revenues ............................            $ 52,931             $ 68,080
                                                                 ========             ========
            Operating loss ..........................            ($ 5,901)            ($    19)
                                                                 ========             ========
            Net loss ................................            ($17,873)            ($11,811)
            Less: Preferred stock dividends .........              (9,563)              (9,563)
                                                                 ========             ========
            Net loss available to common stockholders            ($27,436)            ($21,374)
                                                                 ========             ========

            Net loss per  common  share .............            ($  2.76)            ($  2.15)
                                                                 ========             ========

8. Other Events:

         On August 1, 1997, the Company launched TV station WPME, which is affiliated with UPN. WPME is in the Portland, Maine Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA"). WPME's offices, studio and transmission facilities are co-located with WPXT, a TV station in the Portland market the Company has owned and operated since January 1996.

         On October 17, 1997, the Company launched TV station WGFL, which is affiliated with WB. WGFL is in the Gainesville, Florida DMA and is being operated under a LMA.

         On October 21, 1997, the Company completed a senior notes offering (the "Senior Notes Offering") in which it sold $115.0 million of 9.625% Senior Notes (the "Senior Notes"), resulting in net proceeds to the Company of approximately $110.8 million. The Company applied or intends to apply the net proceeds from the Senior Notes Offering as follows: (i) $94.2 million to the repayment of all outstanding indebtedness under the PSH Credit Facility and
(ii) $16.6 for the payment of the cash portion of the purchase price for the pending acquisition of DBS assets from various independent DBS providers. The remaining net proceeds, if any, together with cash on hand and available borrowing under the PM&C Credit Facility, as described in Note 5, will be used for working capital, general corporate purposes and to finance other acquisitions.

         Prior to October 21, 1997, the Company had two principal operating subsidiaries: PM&C and PSH. Upon consummation of the Senior Notes Offering, PM&C acquired the assets of PSH (the "Subsidiaries Combination"), which assets consisted of the stock of its subsidiaries that hold the rights to all of the Company's DBS territories. As a result of the Subsidiaries Combination, PM&C is the direct or indirect parent of all of the Company's subsidiaries that operate the Company's TV, DBS and cable businesses.

9. Other Information (unaudited):

         As defined in the Certificate of Designation governing the Series A Preferred Stock, and the indenture governing the Senior Notes, the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow (Satellite Segment Operating Cash Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash corporate expenses and incentive compensation. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Pro forma for the nineteen DBS Acquisitions occurring in the first three quarters of 1997 and the disposition of the New Hampshire cable system, as if such acquisitions/disposition occurred on October 1, 1996, Adjusted Operating Cash Flow would have been approximately $30.8 million.

                      PEGASUS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Other Information (unaudited - continued):



                                                              Four Quarters
                                                                  Ended
                                                              September 30,
                             (in thousands)                        1997
                                                             -----------------


             Net revenues                                        $ 75,346

             Direct operating expenses, excluding incentive
             compensation and corporate expenses                   49,858
                                                                 --------

             Income from operations before incentive
             compensation, corporate expenses and
             depreciation and amortization                         25,488

             Corporate expenses                                     1,764
                                                                 --------

             Operating cash flow                                   23,724
             Less DBS cash flow, last four quarters                (6,186)
             Plus DBS cash flow, last quarter annualized           10,048

                                                                 ========
             Adjusted operating cash flow                        $ 27,586
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



General

         The Company is a diversified media and communications company operating in two business segments: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. As of September 30, 1997, DBS operations consisted of providing DIRECTV(R) ("DIRECTV") services in certain rural areas of twenty-five states in which the Company holds the exclusive right to provide such services. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. Pegasus Broadcast Television owns and operates five TV stations affiliated with FOX and operates one affiliated with UPN and another affiliated with WB. It has entered into an agreement to operate an additional TV station which will be affiliated with WB and is to commence operations in 1998.

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

Results of Operations


Three months ended September 30, 1997 compared to three months ended September 30, 1996

         The Company's net revenues increased by approximately $11.0 million or 100% for the three months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $10.4 million or 232% and Broadcast Television net revenues increased $612,000 or 9%. The net revenues increased as a result of (i) a $9.6 million or 925% increase in DBS revenues of which $738,000 or 8% was due to increased revenue per subscriber and the increased number of DBS subscribers in territories owned at the beginning of 1996 and $8.8 million or 92% resulting from acquisitions made subsequent to the third quarter of 1996, (ii) a $819,000 or 24% increase in Cable revenues which was the net result of a $262,000 or 11% increase in same system revenues due primarily to rate increases and new combined service packages, a $1.0 million increase due to the system acquired effective September 1, 1996 and a $478,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $597,000 or 9% increase in TV revenues of which $544,000 or 91% was due to ratings growth which the Company was able to convert into higher revenues and $53,000 or 9% was due to a new station launched on August 1, 1997, and (iv) a $15,000 increase in Tower rental income.

         The Company's total location operating expenses increased by approximately $7.8 million or 105% for the three months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses increased $7.4 million or 251% and Broadcast Television location operating expenses increased $399,000 or 9%. The location operating expenses increased as a result of (i) a $7.0 million or 628% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $515,000, all generated from the increased number of DBS subscribers in territories owned at the beginning of 1996 and a $6.5 million increase attributable to territories acquired subsequent to the third quarter of 1996, (ii) a $405,000 or 22% increase in Cable operating expenses as the net result of a $89,000 or 7% increase in same system direct operating expenses due primarily to increases in programming costs associated with the new combined service packages, a $564,000 increase attributable to the system acquired effective September 1, 1996 and a $248,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $398,000 or 9% increase in TV operating expenses as the result of a $283,000 or 6% increase in same station direct operating expenses and a $115,000 increase attributable to the new station launched on August 1, 1997, and (iv) a $1,000 increase in Tower administrative expenses. The Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which are currently being capitalized and amortized over a twelve-month period, will be charged to operations in the period incurred. This change will become effective October 1, 1997.

         As a result of these factors, Location Cash Flow increased by $3.2 million or 92% for the three months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $3.0 million or 195% and Broadcast Television Location Cash Flow increased $213,000 or 11%. Location Cash Flow increased as a result of (i) a $2.6 million increase in DBS Location Cash Flow of which $223,000 or 9% was due to an increase in same territory Location Cash Flow and $2.4 million or 91% was attributable to territories acquired subsequent to the third quarter of 1996,
(ii) a $414,000 or 26% increase in Cable Location Cash Flow which was the net result of a $173,000 or 15% increase in same system Location Cash Flow, a $471,000 increase due to the system acquired effective September 1, 1996 and a $230,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $199,000 or 10% increase in TV Location Cash Flow as the net result of a $261,000 or 13% increase in same station Location Cash Flow and a $62,000 decrease attributable to the new station launched on August 1, and (iv) a $14,000 increase in Tower Location Cash Flow.

         Incentive compensation, which is calculated from increases in Pro forma Location Cash Flow, increased by approximately $48,000 or 27% for the three months ended September 30, 1997 as compared to the same period in 1996.

         Corporate expenses increased by $140,000 or 38% for the three months ended September 30, 1997 as compared to the same period in 1996 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $3.7 million or 104% for the three months ended September 30, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible asset base as a result of five completed acquisitions during 1996 and nineteen completed acquisitions in the first three quarters of 1997.

         As a result of these factors, the Company's loss from operations increased by $704,000 for the three months ended September 30, 1997 as compared to the same period in 1996.

         Interest expense increased by approximately $905,000 or 27% for the three months ended September 30, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of approximately $5.6 million for the three months ended September 30, 1997 as compared to a net loss of approximately $4.2 million for the same period in 1996. The $1.4 million change was the net result of an increase in the loss from operations of approximately $704,000, an increase in interest expense of $905,000, a decrease in the provision for income taxes of $23,000, an increase in other expenses of approximately $84,000 and a decrease in the extraordinary loss on extinguishment of debt of $251,000.

Nine months ended September 30, 1997 compared to nine months ended September 30,
     1996

         The Company's net revenues increased by approximately $27.4 million or 91% for the nine months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $24.1 million or 206% and Broadcast Television net revenues increased $3.3 million or 18%. The net revenues increased as a result of (i) a $20.8 million or 798% increase in DBS revenues of which $2.3 million or 11% was due to increased revenue per subscriber and the increased number of DBS subscribers in territories owned at the beginning of 1996 and $18.5 million or 89% resulting from acquisitions made subsequent to the third quarter of 1996, (ii) a $3.3 million or 37% increase in Cable revenues which was the net result of a $564,000 or 8% increase in same system revenues due primarily to rate increases and new combined service packages, a $3.9 million increase due to the system acquired effective September 1, 1996 and a $1.1 million reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $3.3 million or 18% increase in TV revenues of which $1.9 million or 58% was due to ratings growth which the Company was able to convert into higher revenues, $1.3 million or 40% was the result of acquisitions made in the first quarter of 1996 and $53,000 or 2% was due to the new station launched on August 1, 1997, and (iv) a $29,000 increase in Tower rental income.

         The Company's total location operating expenses increased by approximately $19.0 million or 95% for the nine months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television location operating expenses increased $17.1 million or 235% and Broadcast Television location operating expenses increased $1.8 million or 14%. The location operating expenses increased as a result of (i) a $15.4 million or 651% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $1.9 million, all generated from the increased number of DBS subscribers in territories owned at the beginning of 1996 and a $13.6 million increase attributable to territories acquired subsequent to the third quarter of 1996,
(ii) a $1.7 million or 34% increase in Cable operating expenses as the net result of a $183,000 or 5% increase in same system direct operating expenses due primarily to increases in programming costs associated with the new combined service packages, a $2.1 million increase attributable to the system acquired effective September 1, 1996 and a $616,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $1.8 million or 14% increase in TV operating expenses as the result of a $552,000 or 5% increase in same station direct operating expenses, a $1.2 million increase attributable to stations acquired in the first quarter of 1996 and a $115,000 increase attributable to the new station launched on August 1, 1997, and (iv) a $5,000 increase in Tower administrative expenses.

         As a result of these factors, Location Cash Flow increased by $8.5 million or 84% for the nine months ended September 30, 1997 as compared to the same period in 1996. Multichannel Television Location Cash Flow increased $7.0 million or 159% and Broadcast Television Location Cash Flow increased $1.5 million or 26%. Location Cash Flow increased as a result of (i) a $5.3 million or 2,311% increase in DBS Location Cash Flow of which $417,000 or 8% was due to an increase in same territory Location Cash Flow and $4.9 million or 92% was attributable to territories acquired subsequent to the third quarter of 1996, (ii) a $1.6 million or 40% increase in Cable Location Cash Flow which was the net result of a $381,000 or 11% increase in same system Location Cash Flow, a $1.8 million increase due to the system acquired effective September 1, 1996 and a $513,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $1.5 million or 26% increase in TV Location Cash Flow as the net result of a $1.4 million or 30% increase in same station Location Cash Flow, a $186,000 increase attributable to stations acquired in the first quarter of 1996 and a $62,000 decrease attributable to the new station launched on August 1, 1997, and (iv) a $24,000 increase in Tower Location Cash Flow.

         Incentive compensation, which is calculated from increases in Pro forma Location Cash Flow, increased by approximately $139,000 or 23% for the nine months ended September 30, 1997 as compared to the same period in 1996.

         Corporate expenses increased by $335,000 or 31% for the nine months ended September 30, 1997 as compared to the same period in 1996 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $9.7 million or 114% for the nine months ended September 30, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible asset base as a result of five completed acquisitions during 1996 and nineteen completed acquisitions in the first three quarters of 1997.

         As a result of these factors, the Company's loss from operations increased by $1.7 million for the nine months ended September 30, 1997 as compared to the same period in 1996.

         Interest expense increased by approximately $1.4 or 15% for the nine months ended September 30, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of $7.3 million for the nine months ended September 30, 1997 as compared to a net loss of approximately $9.1 million for the same period in 1996. The $1.8 million change was the net result of an increase in the loss from operations of approximately $1.7 million, an increase in interest expense of $1.4 million, an increase in the provision for income taxes of $160,000, a decrease in other expenses of approximately $279,000, a decrease in the extraordinary loss on extinguishment of debt of $251,000 and a gain on the sale of the New Hampshire cable system of approximately $4.5 million.



Liquidity and Capital Resources

         The Company's primary sources of liquidity have been the net cash provided by its TV and cable operations, credit available under its credit facilities and proceeds from public and private offerings. The Company's principal uses of its cash have been to fund acquisitions, to meet its debt service obligations, to fund investments in its TV and cable technical facilities and to fund investments in multichannel customer premises equipment.

         During the nine months ended September 30, 1997, net cash provided by operating activities was approximately $4.8 million, which together with $8.6 million of cash on hand, $6.9 million of net proceeds from the sale of the New Hampshire cable system and $129.8 million of net cash provided by the Company's financing activities was used to fund other investing activities of $115.9 million. Financing activities consisted of raising $95.8 million in net proceeds from the Unit Offering, borrowing $69.2 million under the PSH Credit Facility, repayment of $29.6 million of indebtedness under the PM&C Credit Facility, net repayment of approximately $476,000 of other long-term debt, placing $1.2 million in restricted cash to collateralize a letter of credit and the incurrence of approximately $4.0 million in debt issuance costs associated with the PSH Credit Facility. Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of (i) the acquisition of DBS assets from an independent DIRECTV provider on January 31, 1997 for approximately $8.8 million, (ii) the acquisition of DBS assets from an independent DIRECTV provider on February 14, 1997 for approximately $14.8 million, (iii) the acquisition of DBS assets from two independent DIRECTV providers effective March 10, 1997 for approximately $10.4 million, (iv) the acquisition of DBS assets from an independent DIRECTV provider effective April 9, 1997 for approximately $3.3 million, (v) the acquisition of DBS assets from four independent DIRECTV providers effective May 9, 1997 for approximately $19.2 million, (vi) the acquisition of DBS assets from two independent DIRECTV providers effective July 9, 1997 for approximately $17.4 million, (vii) the acquisition of DBS assets from four independent DIRECTV providers effective August 8, 1997 for approximately $16.3 million, (viii) the acquisition of DBS assets from four independent DIRECTV providers effective September 8, 1997 for approximately $9.1 million, (ix) broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $4.2 million, (x) the interconnection and expansion of the Puerto Rico cable systems amounting to approximately $1.3 million, (xi) DBS subscriber acquisition costs, which are being amortized over a twelve-month period, of approximately $4.2 million,
(xii) payments of programming rights amounting to $1.8 million, and (xiii) maintenance and other capital expenditures and intangibles totaling approximately $5.3 million. As of September 30, 1997, the Company's cash on hand approximated $34.2 million.

         On January 27, 1997, the Company completed the Unit Offering in which it sold 100,000 units, resulting in net proceeds to the Company of $95.8 million. The Company applied the net proceeds from the Unit Offering to complete various acquisitions, pay down indebtedness and expenses related thereto totaling approximately $30.1 million and for working capital and general corporate purposes (see Note 1).

         On July 9, 1997, PSH entered into a $130.0 million credit facility (see Note 5). As of October 21, 1997, the Company had drawn $94.2 million under the PSH Credit Facility in connection with various DBS acquisitions. On October 21, 1997, outstanding balances under the PSH Credit Facility were repaid from the proceeds of the Senior Notes Offering, and commitments under the PSH Credit Facility were terminated.

         On October 21, 1997, the Company completed the Senior Notes Offering in which it sold $115.0 million of 9.625% Senior Notes, resulting in net proceeds to the Company of approximately $110.8 million. The Company applied or intends to apply the net proceeds from the Senior Notes Offering as follows: (i) $94.2 million to the repayment of all outstanding indebtedness under the PSH Credit Facility and (ii) $16.6 for the payment of the cash portion of the purchase price for the pending acquisition of DBS assets from various independent DBS providers. The remaining net proceeds, if any, together with cash on hand and available borrowing under the PM&C Credit Facility, will be used for working capital, general corporate purposes and to finance other acquisitions.

         Also in October 1997, PM&C received a commitment letter for a fully underwritten, $180.0 million six-year, secured, reducing revolving credit facility (see Note 5). Upon the closing of the New Credit Facility, outstanding balances under the old PM&C Credit Facility, if any, will be repaid, and commitments under the PM&C Credit Facility will be terminated. The New Credit Facility will be subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions, working capital, capital expenditures and for general corporate purposes.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company believes that cash on hand, together with available borrowings under the PM&C Credit Facility, the New Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

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


Capital Expenditures


         The Company's capital expenditures aggregated $6.3 million in 1996. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1997 capital projects include (i) DBS expenditures of approximately $230 per new subscriber, for the first three quarters of 1997, (ii) cable expenditures of approximately $1.3 million for the completion of the interconnection of the Puerto Rico cable systems and fiber upgrades in Puerto Rico and New England, and (iii) approximately $6.5 million to $7.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which are currently being capitalized and amortized over a twelve-month period, will be charged to operations in the period incurred. This change will become effective October 1, 1997. The Company launched two new TV stations, WPME on August 1, 1997 and WGFL on October 17, 1997 and its plans are to commence operations of an additional station in 1998. For the nine month period ended September 30, 1997, the Company incurred $8.4 million in capital expenditures. There can be no assurance that the Company's capital expenditure plans will not change in the future.


Other


         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Under the terms of the indenture relating to the PM&C Notes (the "Indenture"), PM&C is prohibited from paying dividends prior to July 1, 1998. The payment of dividends subsequent to July 1, 1998 will be subject to the satisfaction of certain financial conditions set forth in the Indenture, and will also be subject to lender consent under the terms of the PM&C Credit Facility. Under the terms of the New Credit Facility, PM&C will be restricted from paying dividends. In addition, Pegasus' ability to pay dividends and incur indebtedness is subject to certain restrictions contained in the Certificate of Designation governing the Series A Preferred Stock.

         PM&C's ability to incur additional indebtedness is limited under the terms of the Indenture and the PM&C Credit Facility. PM&C's ability to incur additional indebtedness will be limited under the terms of the New Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of both the PM&C Credit Facility and the New Credit Facility, capital expenditures and business acquisitions that do not meet certain criteria will require lender consent.

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

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company does not expect that the implementation of this standard will have a significant effect on its consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and in its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements issued for periods beginning after December 15, 1997. This statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company does not expect that the implementation of this standard will have a significant effect on its consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect that the implementation of this standard will have a significant effect on its consolidated financial statements.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits

         Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1997.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Pegasus Communications Corporation



Date November 13, 1997          By /s/ Robert N. Verdecchio
----------------------          ----------------------------

                                 Robert N. Verdecchio
                                 Senior Vice President, Chief Financial Officer and Assistant Secretary
                                 (Principal Accounting and Financial Officer)