Form 10-K
period 1997-12-31
PEGASUS COMMUNICATIONS CORP
filed 1998-03-31
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 1997

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the transition period from__________ to __________

                         Commission File Number 0-21389


                       PEGASUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             51-0374669
--------------------------------                        -----------------------
(State of other jurisdiction of                              (IRS Employer
 incorporation of organization)                          Identification Number)

c/o Pegasus Communications Management Company;
5 Radnor Corporate Center; Suite 454, Radnor, PA                19087
------------------------------------------------                -----
   (Address of principal executive offices)                   (Zip code)


       Registrant's telephone number, including area code: (888) 438-7488
                                                           ---------------

           Securities registered pursuant to section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                               Title of each class
                              ---------------------

                     Common Stock, Class A; $0.01 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]
         The aggregate market value of the voting stock (Common Stock, Class A) held by non-affiliates of the Registrant as of the close of business on February 27, 1998 was approximately $108,928,365 based on the average bid and asked prices of the Class A Common Stock on such date on the Nasdaq National Market. (Reference is made to the paragraph captioned "Calculation of Aggregate Market Value of Nonaffiliate Shares" of "Part II, Item 5 herein for a statement of assumptions upon which this calculation is based.)

Number of shares of each class of the registrant's common stock outstanding as of March 8, 1998:

           Class A, Common Stock, $0.01 par value        5,751,850
           Class B, Common Stock, $0.01 par value        4,581,900


                                                                                                 Page
                                                                                                ------
                                     PART I
Item 1.        Business                                                                           3
Item 2.        Properties                                                                         35
Item 3.        Legal Proceedings                                                                  36
Item 4.        Submission of Matters to a Vote of Security Holders                                36

                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters          36
Item 6.        Selected Financial Data                                                            37
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                         39
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                         46
Item 8.        Financial Statements and Supplementary Data                                        46
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure                                                                         46

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant                                 47
Item 11.       Executive Compensation                                                             48
Item 12.       Security Ownership of Certain Beneficial Owners and Management                     52
Item 13.       Certain relationships and Related Transactions                                     54

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   56


                       PEGASUS COMMUNICATIONS CORPORATION

                                     PART I


     For definitions of certain terms used in this Report, see Glossary of Defined Terms" on (pages 32 to 34) of this Report.

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which the Company operates; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the Year 2000); the ability to attract and retain qualified personnel; the significant indebtedness of the Company; the availability and terms of capital to fund the expansion of the Company's businesses; and other factors referenced in this Report.

Item 1: Business

General

         Pegasus is a diversified company that operates in growing segments of the media and communications industries.


         The Company owns and operates five TV stations affiliated with Fox and has or plans to enter into LMAs to operate three television stations, two of which are to be affiliated with WB and one affiliated with UPN. The Company is the largest independent provider of DIRECTV(R) ("DIRECTV"). Giving effect to the Pending DBS Acquisitions and the acquisition (the "DTS Acquisition") of Digital Television Services, Inc. ("DTS"), the Company will have the exclusive right to provide DIRECTV services to approximately 4.3 million U.S. television households in rural areas of 35 states serving a subscriber base, as of February 28, 1998, of approximately 318,000 subscribers. The Company also provides cable service to approximately 43,000 subscribers in New England and Puerto Rico. On January 16, 1998 the Company entered into an agreement to sell its New England cable systems.

Acquisition Strategy

         The Company's acquisition strategy is to identify media and communications businesses exhibiting the following characteristics:

         Significant Revenue Growth Potential. The Company targets media segments whose revenues are growing (and in which it believes revenues will continue to grow) consistently at rates of growth exceeding that of the U.S. economy as a whole (as measured by gross domestic product).

         Fragmented Ownership. The Company targets media segments where ownership is fragmented and where it believes consolidation will result in benefits to consumers as well as improved profitability.

         Opportunity to Increase Market Share. The Company seeks to acquire or start companies within media segments whose market share can be significantly increased.

         Operating Leverage. The Company seeks businesses in media segments characterized by high levels of operating leverage and where Location Cash Flow margins rise with increases in revenues.

Operating Strategy

         The Company's operating strategy is designed to capitalize upon these business characteristics in order to generate consistent and significant increases in Location Cash Flow by:

         Aggressive Sales and Marketing. The Company builds aggressive sales and marketing organizations to enable it to significantly increase its market share.

         Careful Cost Controls. The Company maintains careful cost controls to capitalize upon the operating leverage intrinsic to its businesses.

         Focus on Cash Flow Growth. The Company rewards all of its employees for growth in Location Cash Flow through an innovative profit-sharing plan which it believes ensures that all employees of the Company are focused on the goal of consistent and significant increases in Location Cash Flow.

Multichannel Television

DBS -- DIRECTV

         DIRECTV is a multichannel DBS programming service initially introduced to U.S. television households in 1994. DIRECTV currently offers in excess of 175 channels of near laser disc quality video and CD quality audio programming and transmits via three high-power Ku band satellites, each containing 16 transponders. As of December 31, 1997, there were approximately 3.2 million DIRECTV subscribers.

         The equipment required for reception of DIRECTV services (a DSS unit) includes an 18-inch satellite antenna, a digital receiver approximately the size of a standard VCR and a remote control, all of which are used with standard television sets. Each DSS receiver includes a "smart card" which is uniquely addressed to it. The smart card, which can be removed from the receiver, prevents unauthorized reception of DIRECTV services and retains billing information on pay-per-view usage, which information is sent at regular intervals from the DSS receiver telephonically to DIRECTV's authorization and billing system. DSS units also enable subscribers to receive United States Satellite Broadcasting Company, Inc. ("USSB") programming. USSB is a DBS service whose programming consists of 28 channels of video programming transmitted via five transponders it owns on DIRECTV's first satellite. USSB primarily offers Time Warner and Viacom premium satellite programming services, such as multiple channels of HBO and Showtime, which are not available through DIRECTV but which are generally complementary to DIRECTV programming.

         The commercial launch of DSS equipment, which was introduced in 1994, is widely regarded as the most successful major consumer electronics product launch in U.S. history, eclipsing the television, the VCR and the compact disc player. DSS equipment is now produced by major manufacturers under the brand names RCA, GE, ProScan, Sony, Hughes, Panasonic, Hitachi, Toshiba, Uniden, Magnavox, Sanyo, Samsung, Daewoo and Memorex. DSS equipment is currently sold through over 30,000 retail outlets throughout the U.S. for prices typically ranging from $149 to $299, depending upon the generation of the equipment, the level of features and the retail outlet. Prices for DSS equipment have declined consistently since introduction, thereby further stimulating demand for DIRECTV services.

         The Company believes that DIRECTV services are superior to those provided by other DTH service providers. The Company believes DIRECTV's extensive programming, including up to 60 channels of pay-per-view movies and events, various sports packages and the exclusive NFL Sunday Ticket(TM), will continue to contribute to the growth of DIRECTV's subscriber base and DIRECTV's market share for direct-to-home ("DTH") services in the future. In addition, the Company believes that DIRECTV's national marketing campaign provides the Company with significant marketing advantages over other DTH competitors. DIRECTV's share of current DBS and medium power DTH subscribers was approximately 51% as of December 31, 1997, and DIRECTV obtained approximately 50% of all new subscribers to DBS and medium power DTH services for each calendar quarter in 1996, despite the entrance of two new competitors in the DTH marketplace. During the year ended December 31, 1997, DIRECTV added 832,000 new subscribers (net of churn), which was a greater increase than any other DBS provider and accounted for approximately 46% of all new DBS subscribers. Although DIRECTV's share of new subscribers can be expected to decline as existing and new DTH providers aggressively compete for new subscribers, the Company expects DIRECTV to remain the leading provider of DBS and medium power DTH services in an expanding market.

Business Strategy

         As the exclusive provider of DIRECTV services in its purchased territories, the Company provides a full range of services, including installation and authorization for new subscribers as well as billing, collections and customer service support for existing subscribers. The Company's operating strategy in DBS is to (i) establish strong relationships with retailers, (ii) build its own direct sales and distribution channels and (iii) develop local and regional marketing and promotion to supplement DIRECTV's national advertising.

         As of February 28, 1998, after giving effect to the Pending DBS Acquisitions and the DTS Acquisition, the Company would have served approximately 318,000 DBS subscribers representing a penetration rate of approximately 7.4%. There are approximately 38 million U.S. television households in rural areas, of which approximately nine million are located in exclusive service territories operated by members and affiliate members of the NRTC. Penetration of DBS for the industry as a whole is currently estimated at 12% in rural areas, and DIRECTV subscribers account for approximately 51% of all DBS subscribers. The Company anticipates continued growth in subscribers and operating profitability in DBS through increased penetration of DIRECTV territories it currently owns and through additional acquisitions. As of February 28, 1998, the Company's DIRECTV subscribers generated revenues of approximately $41 per month at an average gross margin of 38%, after deducting variable expenses. The Company's other expenses consist of regional sales costs, advertising and promotion, and commissions and subsidies incurred to build its growing base of subscribers and overhead costs which are predominantly fixed.

         The Company believes that there is an opportunity for additional growth through the acquisition of DIRECTV territories held by the approximately 165 NRTC members and affiliate members, which are the only independent providers of DIRECTV services. NRTC territories represent approximately 23% of DIRECTV's 3.2 million current subscribers. As the largest independent provider of DIRECTV services, the Company believes that it is well positioned to achieve economies of scale through the acquisition of DIRECTV territories held by NRTC members and other affiliate members. However, the Company also believes that other well-financed organizations will seek to acquire DIRECTV territories held by other NRTC members and affiliate members, which the Company expects will increase acquisition prices.

The Company's DBS Operations

         After giving effect to the Pending DBS Acquisitions and the DTS Acquisition, the Company will own, through agreements with the NRTC, the exclusive right to provide DIRECTV services in certain rural areas of 35 states. The Company is the largest independent provider of DIRECTV services not affiliated with Hughes. Set forth below is certain information with respect to the Company's DIRECTV territories and territories to be acquired upon completion of the Pending DBS Acquisitions and the DTS Acquisition.


                                                                                                           Monthly
                                                                                                           Average
     DIRECTV         Total      Homes not      Homes       Total                                           Revenue
                   Homes in     passed by    passed by   subscribers               Monthly Penetration       per
    Territory      Territory(1)   cable      cable(2)       (3)         Total       Cabled   Uncabled    Subscriber(4)
    ---------      ------------   -----      --------       ---         -----       ------  --------     -------------
Owned:
   Central            347,556     121,216     226,340        25,793       7.4%        16.3%       2.7%
   Midwest            566,847     143,180     423,667        35,940       6.3         18.6        2.2
   Northeast          732,882     143,210     589,672        36,142       4.9         18.9        1.5
   Southeast          418,368     126,472     291,896        33,937       8.1         22.5        1.9
   West               117,141      36,002      81,139         8,988       7.7         16.9        3.6
     Total Owned    2,182,794     570,080   1,612,714       140,800       5.2%        18.9%       2.0%     $40.68

To be Acquired:
   Central            456,267     109,312     346,955        36,867       8.1%        28.2%       1.7%
   Midwest            135,774      27,096     108,678        13,645      10.0         30.9        4.8
   Northeast          310,820     105,860     204,960        35,275      11.3         30.1        1.7
   Southeast          855,291     278,863     576,428        60,162       7.0         17.3        2.1
   West               369,378      73,224     296,154        31,147       8.7         29.3        3.3
      Total         2,127,530     594,355   1,533,175       177,096       8.3         23.7%       2.4      $42.24
      Pending
      DBS Acquisitions
      Total         4,310,324   1,164,435   3,145,889       317,896       7.4%        21.4%       2.2%     $41.55

(1) Total homes in territory extracted from demographic data obtained from Claritas, Inc. Does not include business locations. Includes approximately 277,000 seasonal residences.
(2) A home is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the cable distribution plant. Does not include business locations. Includes approximately 124,000 seasonal residences.
(3)  As of February 28, 1998.
(4) Based upon December 1997 revenues and weighted average December 1997 subscribers.

Pending DBS Acquisitions

         As of March 12, 1998, without giving effect to the DTS Acquisition, the Company had entered into either letters of intent or definitive agreements to acquire DIRECTV distribution rights and related assets from 14 independent providers of DIRECTV services, which have exclusive DIRECTV service territories in certain rural portions of six states and whose territories include, in the aggregate, approximately 339,000 television households (including 29,000 seasonal residences), 50,000 business locations and 37,000 subscribers. In the aggregate, the consideration for the Pending DBS Acquisitions amounts to $64.1 million and consists of $52.9 million of cash, $10.3 million in promissory notes and $854,000 in shares of Class A Common Stock. All of the Pending Pegasus DBS Acquisitions are subject to the negotiation of definitive agreements, if not already entered into, and all are subject, among other conditions, to the prior approval of Hughes and the NRTC, if not already obtained. In addition to these conditions, each of the Pending DBS Acquisitions is also expected to be subject to conditions typical in acquisitions of this nature, certain of which conditions like the Hughes and NRTC consents, may be beyond the Company's control. There can be no assurance that definitive agreements will be entered into with respect to all of the Pending DBS Acquisitions or, if entered into, that all or any of the Pending DBS Acquisitions will be completed.

DIRECTV Programming

         DIRECTV programming includes (i) cable networks, broadcast networks and audio services available for purchase in tiers for a monthly subscription, (ii) premium services available a la carte or in tiers for a monthly subscription,
(iii) sports programming (including regional sports networks and seasonal college and major professional league sports packages) available for a yearly, seasonal or monthly subscription and (iv) movies and events available for purchase on a pay-per-view basis. Satellite and premium services available a la carte or for a monthly subscription are priced comparably to cable. Pay-per-view movies are $2.99 per movie. Movies recently released for pay-per-view are available for viewing on multiple channels at staggered starting times so that a viewer generally would not have to wait more than 30 minutes to view a particular pay-per-view movie.

Distribution, Marketing and Promotion

         In general, subscriptions to DIRECTV programming are offered through commissioned sales representatives who are also authorized by the manufacturers to sell DSS units. DIRECTV programming is offered (i) directly through national retailers (e.g., Sears, Circuit City and Best Buy) selected by DIRECTV, (ii) through consumer electronics dealers authorized by DIRECTV to sell DIRECTV programming, (iii) through satellite dealers and consumer electronics dealers authorized by regional sales management agents ("SMAs") selected by DIRECTV, and
(iv) through members and affiliate members of the NRTC who, like the Company, have agreements with the NRTC to provide DIRECTV services. All programming packages currently must be authorized by the Company in its service areas.

         The Company markets DIRECTV programming services and DSS units in its distribution area in separate but overlapping ways. In residential market segments where authorized DSS dealers offer the purchase, inventory and sale of the DSS unit, the Company seeks to develop close, cooperative relationships with these dealers and provides marketing, subscriber authorization, installation and customer service support. In these circumstances, the dealer earns a profit on the sale of the DSS unit and from a commission payable by the Company for the sale of DIRECTV programming, while the Company may receive a profit from a subscriber's initial installation and receives the programming service revenues payable by the subscriber.

         The Company has also developed a network of its own sales agents ("Programming Sales Agents") from among local satellite dealers, utilities, cable installation companies, retailers and other contract sales people or organizations. Programming Sales Agents earn commissions on the lease or sale of DSS units, as well as on the sale of DIRECTV programming.

         Late in 1996, the Company launched a "$299 Installed" promotion, which provided an all-inclusive, low-cost entry to DIRECTV. The components of the promotion are such that consumers may purchase a base model DSS unit for only $199, and receive a professional installation for $100 without any prepaid programming commitments. In the first quarter of 1997, the Company separated the "$299 Installed" promotion and, through its dealer network, offered a $199 equipment retail price, allowing consumers to purchase the equipment exclusive of a professional installation. The customer was, however, obligated to maintain 12 consecutive months of any Total Choice package, paid monthly. Effective October 1, 1997, the Company dropped this customer programming commitment. Dealers that participate in this promotion are not paid commissions, but are provided the equipment at no charge.

         The Company also continues to introduce new promotions each quarter, such as our "Silver Screen Sensation" promotion, in the fourth quarter of 1997 and "Let Pegasus Take You to the Movies" promotion in the first quarter of 1998. These promotions are designed to offer consumers incentives unmatched by competing DBS services and to emphasize the value of DIRECTV's unique complement of pay-per-view movies, sports and entertainment.

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

         The Company's primary target market consists of residences which are not passed by cable or which are passed by older cable systems with fewer than 40 channels. After giving effect to the Pending DBS Acquisitions and the DTS Acquisition, the Company estimates that out of its total 4.3 million television households in its exclusive DIRECTV territories that approximately 1.2 million television households are not passed by cable and approximately 1.7 million television households are passed by older cable systems with fewer than 40 channels. The Company actively markets DIRECTV services as a primary source of television programming to potential subscribers in this market segment since the Company believes that it will achieve its largest percentage penetration in this segment.

         The Company also targets potential subscribers who are likely to be attracted by specific DIRECTV programming services. This market segment includes
(i) residences in which a high percentage of the viewing is devoted to movie rentals or sports, (ii) residences in which high fidelity audio or video systems have been installed and (iii) commercial locations (such as bars, restaurants, hotels and private offices) which currently subscribe to pay television or background music services. After giving effect to the Pending DBS Acquisitions and the DTS Acquisition, the Company estimates that its exclusive DIRECTV territories will contain approximately 479,000 commercial locations.

         The Company also targets seasonal residences in which it believes that the capacity to start and discontinue DIRECTV programming seasonally or at the end of a rental term has significant appeal. These subscribers are easily accommodated on short notice without the requirement of a service call because DIRECTV programming is a fully "addressable" digital service. After giving effect to the Pending DBS Acquisitions and the DTS Acquisition, the Company estimates that its exclusive DIRECTV territories will contain approximately 277,000 seasonal residences in this market segment.

         Additional target markets include apartment buildings, multiple dwelling units and private housing developments. RCA/Thomson has begun commercial sales of DSS units designed specifically for use in such locations.

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

         The Company believes that significant opportunities for growth in revenues and Location Cash Flow exist in Puerto Rico from the delivery of traditional cable services. Cable penetration in Puerto Rico averages 34% (versus a U.S. average of 65% to 70%). The Company believes that this low penetration is due principally to the limited amount of Spanish language programming offered on Puerto Rico's cable systems. In contrast, Spanish language programming represents virtually all of the programming offered by television stations in Puerto Rico. The Company believes that cable penetration in its Puerto Rico cable systems will increase over the next five years as it substitutes Spanish language programming for much of the English language cable programming currently offered. The Company may also selectively expand its presence in Puerto Rico.

The Cable Systems

         The following table sets forth general information for the Company's cable systems.


                    Channel        Homes in       Homes Passed      Basic      Basic Service     Average Monthly
  Cable Systems     Capacity   Franchise Area(1)   by Cable(2)  Subscribers(3) Penetration(4)  Revenue per Subscriber(5)
  -------------     --------   -----------------   -----------  -------------- --------------  -------------------------
Puerto Rico            62          110,700           81,700        28,100          34%               $33.56
New England           (6)           22,900           22,500        15,100          67%               $35.38
                                   -------          -------        ------          ---               ------
Total                              133,600          104,200        43,200          41%               $34.20
                                   =======          =======        ======          ===               ======

(1)  Based on information obtained from municipal offices.
(2)  These data are the Company's estimates as of December 31, 1997.
(3) A home with one or more television sets connected to a cable system is counted as one basic subscriber. Bulk accounts (such as motels or apartments) are included on a "subscriber equivalent" basis whereby the total monthly bill for the account is divided by the basic monthly charge for a single outlet in the area. This information is as of February 28, 1998.
(4)  Basic subscribers as a percentage of homes passed by cable.
(5)  Based upon February 1998 revenues and average February 1998 subscribers.
(6) The channel capacities of the New England cable systems are 40, 50 and 64, and represent approximately 24%, 8% and 68% of the Company's New England cable subscribers, respectively.

Puerto Rico Cable System

         The Company's Puerto Rico cable system serves franchised areas of approximately 111,000 households consisting of the port city of Mayaguez and ten contiguous communities, eight of which are currently served by the Company's Puerto Rico cable system. At February 28, 1998, the system had approximately 28,100 subscribers. The Company consolidated the headends, offices, billing systems, channel lineup and rates of the two separate franchised areas in May 1997. The consolidated system consists of one headend passing approximately 82,000 homes with 740 miles of plant. The system currently offers 62 channels of programming and has a 62 channel capacity. The Company anticipates that the system consolidation will result in significant expense savings and will also enable it to increase revenues in the upgraded franchised area from the addition of pay-per-view movies, additional programming (including Spanish language channels) and improvements in picture quality. The Company is also in the process of expanding the system to pass an additional 8,950 homes.

New England Cable Systems

         The Company's New England cable systems consist of five headends serving 13 towns in Connecticut and Massachusetts. At February 28, 1998, these systems had approximately 15,100 subscribers. New England cable systems historically have had higher than national average basic penetration rates due to the region's higher household income levels and poor off air reception. The Company's systems offer addressable converters to all premium and pay-per-view customers, which allow the Company to activate these services without the requirement of a service call. The Massachusetts system was acquired in June 1991 (with the exception of the North Brookfield, Massachusetts cable system, which was acquired in July 1992), and the Connecticut system was acquired in August 1991.

         On January 16, 1998, the Company entered into an agreement to sell its New England cable systems to Avalon Cable of New England, LLC for a purchase price of at least $28 million and not more than $31 million, based on the systems' cash flow for the trailing 12 months prior to closing, multiplied by nine. The completion of the sale of the New England cable systems is subject to the prior approval of the local franchising authorities and other conditions typical in transactions of this nature, certain of which are beyond the Company's control. It is anticipated that the sale of the New England cable systems will be consummated in the second quarter of 1998. There can be no assurance that this sale will be consummated on the terms described herein or at all.

TV

Business Strategy

         The Company's operating strategy in television is focused on (i) developing strong local sales forces and sales management to maximize the value of its stations' inventory of advertising spots, (ii) improving the stations' programming, promotion and technical facilities in order to maximize their ratings in a cost-effective manner and (iii) maintaining strict control over operating costs while motivating employees through the use of incentive plans, which rewards Company employees in proportion to annual increases in Location Cash Flow.

         The Company seeks to maximize demand for each station's advertising inventory and thereby increase its revenue per spot. Each station's local sales force is provided incentive to attract first-time television advertisers as well as provide a high level of service to existing advertisers. Sales management seeks to "oversell" the Company's share of the local audience. A television station oversells its audience share if its share of its market's television revenues exceeds its share of the viewing devoted to all stations in the market. The Company's stations have generally achieved oversell ratios ranging from 110% to 200%. The Company recruits and develops sales managers and salespeople who are aggressive, opportunistic and highly motivated.

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

         The Company utilizes its own market research together with national audience research from its national advertising sales representative and program sources to select programming that is consistent with the demographic appeal of its network affiliates, the tastes and lifestyles characteristic of the Company's markets and the counter-programming opportunities it has identified. Examples of programs purchased by the Company's stations include "Home Improvement," "Drew Carey," "Friends," "Third Rock from the Sun," "Seinfeld," "The Simpsons," "Mad About You," and "Frasier" (off-network); "Star Trek: The Next Generation" and "Baywatch" (syndication); and "Jenny Jones," "Rosie O'Donnell," and various game shows (first run). In addition, the Company's stations purchase children's programs to complement the Fox Children's Network's and WB Kids' Monday through Saturday programs. Each of the Company's stations is its market leader in children's viewing audiences, with popular syndicated programming such as Disney's "Aladdin" and "Gargoyles" complementing childrens programs such as the "Mighty Morphin Power Rangers," "Tiny Tune Adventures," "Batman and Robin," and "R.L. Stine's Goosebumps."

         The Company's acquisition strategy in television seeks to identify stations in mid-size markets which have no more than four separately operated competitive commercial television stations licensed to them and which have a stable and diversified economic base. The Company has focused upon these markets because it believes that they have exhibited consistent and stable increases in local advertising and that television stations in them have fewer and less aggressive direct competitors. In these markets, the Company seeks television stations whose revenues and market revenue share can be substantially improved with limited increases in their fixed costs.

         The Company is actively seeking to acquire additional stations in new markets and to enter into LMAs with owners of stations or construction permits in markets where it currently owns and operates television stations. The Company has purchased or launched TV stations affiliated with the "emerging networks" of Fox, WB and UPN, because, while affiliates of these networks generally have lower revenue shares than stations affiliated with ABC, CBS and NBC, the Company believes that they will experience growing audience ratings and therefore afford the Company greater opportunities for increasing their revenue share. The

Company is pursuing expansion in its existing markets through LMAs because LMAs provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the FCC is considering proposals which, if adopted by the FCC, could prohibit the Company from expanding in its existing markets through LMAs and require the Company to modify or terminate its existing LMAs. The Company has or plans to enter into LMAs to program two stations as affiliates of WB and has entered into an LMA to program an additional station as an affiliate of UPN.

The Stations

The following table sets forth general information for each of the Company's stations.

                                                                   Number
                  Acquisition    Station      Market               of TV                                          Oversell
 Station             Date      Affiliation    Area        DMA   Households(1) Competitors(2)  Prime(3) Access(4)  Ratio(5)
---------        ------------  -----------  -------       ---  -------------  -------------   -------- ---------  --------
WWLF-56/
WILF-53 (6)        May 1993      Fox       Northeastern    47    566,000          3             4     2(tie)      170%
                                           PA
WOLF-38 (6)        (6)           WB        Northeastern    47    566,000          3            N/A      N/A       N/A
                                           PA
WPXT-51            January 1996  Fox       Portland, ME    79    353,000          3          3(tie)      4        119%
WPME-35 (7)        (7)           UPN       Portland, ME    79    353,000          3            N/A      N/A       N/A
WDSI-61            May 1993      Fox       Chattanooga,    82    332,000          4             3      3(tie)     164%
                                           TN
WDBD-40            May 1993      Fox       Jackson, MS     91    298,000          3           2(tie)     2        124%
WTLH-49/
WFXU (8)           March 1996    Fox       Tallahassee,    116   221,000          3             2     2(tie)      118%
                                           FL
WGFL-53 (9)        (9)           WB        Gainesville,    167   101,000          2            N/A      N/A       N/A
                                           FL

---------------------

(1) Represents total homes in a DMA for each television station as estimated by Broadcast Investment Analysts ("BIA").
(2) Commercial stations not separately operated by the Company which are licensed to and operating in the DMA.
(3) "Prime" represents local station rank in the 18 to 49 age category during "prime time" based on A.C. Nielsen Company ("Nielsen") estimates for May 1997.
(4) "Access" indicates local station rank in the 18 to 49 age category during "prime time access" (6:00 p.m. to 8:00 p.m.) based on Nielsen estimates for May 1997.
(5) The oversell ratio is the station's share of the television market net revenue divided by its in-market commercial audience share. The oversell ratio is calculated using 1996 BIA market data and 1996 Nielsen audience share data.
(6) WOLF, WILF and WWLF are currently simulcast. Assuming receipt of certain FCC approvals and no adverse change in current FCC regulatory rulings or requirements, the Company intends to sell WOLF to another entity not owned or controlled by the Company, and then separately to program WOLF pursuant to an LMA as an affiliate of WB. See Item 13 (Certain Relationships and Related Transactions -- Relationship with KB Prime Media and Affiliated Entities).
(7) The Company began programming WPME in August 1997 pursuant to an LMA as an affiliate of UPN.
(8) The Company has an agreement to program WFXU pursuant to an LMA. It is anticipated that WFXU will simulcast the programming of WTLH commencing in April 1998.
(9) The Company began programming WGFL in October 1997 pursuant to an LMA as an affiliate of WB.

Northeastern Pennsylvania

         Northeastern Pennsylvania is the 47th largest DMA in the U.S. comprising 17 counties in Pennsylvania with a total of 566,000 television households and a population of 1,473,000. In the past, the economy was primarily based on steel and coal mining, but in recent years has diversified to emphasize manufacturing, health services and tourism. In 1996, annual retail sales in this market totaled approximately $12.0 billion and total television advertising revenues in the Northeastern Pennsylvania DMA increased 7.5% from approximately $44.0 million to approximately $47.3 million. Northeastern Pennsylvania is the only one among the top 50 DMAs in the country in which all television stations licensed to it are UHF. In addition to WOLF, WWLF and WILF, which are licensed to Scranton, Hazelton and Williamsport, respectively, there are three commercial stations and one educational station operating in the Northeastern Pennsylvania DMA. The Northeastern Pennsylvania DMA also has an allocation for an additional channel, which is not operational.

Portland, Maine

         Portland is the 79th largest DMA in the U.S., comprising 12 counties in Maine, New Hampshire and Vermont with a total of 353,000 television households and a population of 911,000. Portland's economy is based on financial services, lumber, tourism, and its status as a transportation and distribution gateway for central and northern Maine. In 1996, annual retail sales in the Portland market totaled approximately $9.3 billion and the total television revenues in this market increased 7.7% from approximately $41.6 million to approximately $44.8 million. In addition to WPXT, there are four VHF and two UHF stations authorized in the Portland DMA, including one VHF and two UHF educational stations. The Portland DMA has allocations for five other UHF stations, four of which are educational.

                  The Company entered into agreements with the holder of a construction permit for a new TV station, WPME, licensed to Lewiston, Maine and operating in the Portland, Maine DMA. As part of the agreements, the Company entered into and LMA (the "Portland LMA") to provide the station with programming and retain the advertising revenue in exchange for a fee paid to the owner. The Company also provides certain equipment for the station which is leased to the licensee during the term of the LMA. The Company has certain rights to acquire the station in the future. WPME commenced operations on August 1, 1997.

Chattanooga, Tennessee

         Chattanooga is the 82nd largest DMA in the U.S., comprising 18 counties in Tennessee, Georgia, North Carolina and Alabama with a total of 332,000 television households and a population of 865,000. Chattanooga's economy is based on insurance and financial services in addition to manufacturing and tourism. In 1996, annual retail sales in the Chattanooga market totaled approximately $7.9 billion and total television revenues in this market increased 8.3% from approximately $38.5 million to approximately $41.7 million. In addition to WDSI, there are three VHF and four UHF stations operating in the Chattanooga DMA, including one religious and two educational stations. The Company acquired WDSI in May 1993.

Jackson, Mississippi

         Jackson is the 91st largest DMA in the U.S., comprising 24 counties in central Mississippi with a total of 298,000 television households and a population of 832,000. Jackson is the capital of Mississippi and its economy reflects the state and local government presence as well as agriculture and service industries. Because of its central location, it is also a major transportation and distribution center. In 1996, annual retail sales in the greater Jackson market totaled approximately $6.5 billion and total television revenues in the market increased 6.9% from approximately $36.0 million to approximately $38.5 million. In addition to WDBD, there are two VHF and two UHF television stations operating in the Jackson DMA, including one educational station. The Jackson DMA also has an allocation for an additional television channel which is not operational.

 Tallahassee, Florida

         The Tallahassee DMA is the 116th largest in the U.S. comprising 18 counties in northern Florida and southern Georgia with a total of 221,000 television households and a population of 599,000. Tallahassee is the state capital of Florida and its major industries include state and local government as well as firms providing commercial service to North Florida's cattle, lumber, tobacco and farming industries. In 1996, annual retail sales in this market totaled approximately $4.4 billion and total television advertising revenues increased 7.0% from approximately $19.9 million in 1995 to approximately $21.3 million. In addition to WTLH, which is licensed to Bainbridge, Georgia, there are two VHF and two UHF television stations operating in the Tallahassee DMA, including one educational VHF station. An additional station licensed to Valdosta, Georgia broadcasts from a transmission facility located in the Albany, Georgia DMA. The Tallahassee DMA has allocations for four UHF stations that are not operational, one of which is educational.

         In March 1996, the Company acquired the principal tangible assets of WTLH and in August 1996, the Company acquired WTLH's FCC licenses and its Fox affiliation agreements. The Company has filed an application which will enable the Company to move WTLH's tower and transmitter facilities to a site closer to Tallahassee and to increase its tower height and power. The Company intends to relocate WTLH's transmitter and tower in 1998 to increase its audience coverage in the Tallahassee market subject to FCC approval. In August 1996, the Company also acquired the license for translator station W53HI, Valdosta, Georgia. In October 1996, the FCC consented to the assignment of the construction permit for translator station W13BO, Valdosta, Georgia. Special temporary authorities have been granted by the FCC for continued operation of both translators at relocated facilities. Such authorities expire September 5, 1998.

         In May 1997, the Company signed an agreement by which it received an option to acquire the construction permit for unbuilt TV station WFXU, Live Oak, Florida, and an LMA to program the station once it has been constructed. The Company will construct the station and lease the facilities to the licensee during the term of the LMA. The Company intends to assign its option to another entity who will exercise that option and, if approved by the FCC, acquire the station's license. The Company plans to operate the station pursuant to the LMA. See Item 13 (Certain Relationships and Related Transactions -- Relationship with KB Prime Media and Affiliated Entities). Pursuant to the LMA, it is anticipated that WFXU will rebroadcast WTLH. The WFXU construction permit was to expire on November 1, 1997, however the holder of the construction permit received extensions, from the FCC, of this permit until July 15, 1998. If construction is not complete by July 15, 1998, it will need to seek another extension. If that extension were to be denied by the FCC, the station could not be constructed or programmed by the Company.

Gainesville, Florida

         The Gainesville DMA is the 167th largest in the U.S., comprising four counties in northern Florida with a total of 101,000 television households and a population of 257,000. Gainesville is also the home of the Gainesville campus of the University of Florida and its economy reflects the educational institution's presence as well as that of healthcare and other service industries. In 1996, annual retail sales in this market totaled approximately $2.0 billion and total television advertising revenues increased 7.7% from approximately $13.0 million to approximately $14.0 million. In addition to WGFL, there is one VHF station and two UHF stations operating in the Gainesville DMA, including one VHF educational station. The Gainesville DMA has allocations for two additional UHF stations that are not operational, one of which is religious.

         The Company entered into agreements with the holder of a construction permit for WGFL, a new TV station licensed to High Springs, Florida and operating in the Gainesville market. As part of these agreements, the Company has entered into an LMA (the "Gainesville LMA") to provide the station with programming and retain the advertising revenue in exchange for a fee paid to the owner of the station. The Company also provides certain equipment for the station, which is leased to the licensee during the LMA term. The Company has certain rights to acquire the license in the future. WGFL commenced operations pursuant to the LMA on October 17, 1997.

Recent and Pending Transactions

Completed Sale

         Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system to State Cable TV Corporation for approximately $6.9 million in cash, net of certain selling costs. The Company recognized a gain on the transaction of approximately $4.5 million.

Completed Acquisitions

         On January 31, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Indiana and the related assets and liabilities in exchange for approximately $8.8 million in cash and 466,667 shares of Pegasus' Class A Common Stock.

         On February 14, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Mississippi and the related assets in exchange for approximately $14.8 million in cash.

         As of March 10, 1997, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Arkansas, Virginia and West Virginia and the related assets in exchange for approximately $10.4 million in cash, $200,000 in assumed liabilities, $3.0 million in preferred stock of a subsidiary of Pegasus and warrants to purchase a total of 283,969 shares of Pegasus' Class A Common Stock. The $3.0 million in preferred stock of a subsidiary of Pegasus has been accounted for as a minority interest.

         As of April 9, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets in exchange for approximately $3.3 million in cash, $143,000 in assumed liabilities, 42,187 shares of Pegasus' Class A Common Stock, and a $600,000 obligation, payable over four years, for consultancy and non-compete agreements.

         As of May 9, 1997, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Florida, Maryland, Minnesota, Nevada, New Hampshire, Oklahoma, Texas, Virginia, Washington, Wisconsin and Wyoming and the related assets in exchange for approximately $18.6 million in cash, $502,000 in assumed liabilities, a $350,000 note due January 1998, $200,000 of Pegasus' Class A Common Stock, and $600,000 in cash for consultancy and non-compete agreements.

         As of July 9, 1997, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Ohio and Texas and the related assets in exchange for approximately $17.4 million in cash and $503,000 in assumed liabilities.

         As of August 8, 1997, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Indiana, Minnesota and South Dakota and the related assets in exchange for approximately $15.5 million in cash, $464,000 in assumed liabilities, a $988,000 note due January 1998, and $750,000 in cash for endorsement and non-compete agreements.

         As of September 8, 1997, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Illinois, Minnesota and Utah and the related assets in exchange for approximately $9.1 million in cash and $165,000 in assumed liabilities.

         As of October 8, 1997, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama and Texas and the related assets in exchange for approximately $24.2 million in cash, $219,000 in assumed liabilities, a $2.2 million note, payable over four years, and $589,000 in cash and a $772,000 obligation, payable over four years, for consultancy and non-compete agreements.

         Effective October 31, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets and liabilities in exchange for approximately $6.4 million in cash and 397,035 shares of Pegasus' Class A Common Stock.

         As of November 7, 1997, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska, Minnesota, Utah and Wyoming and the related assets in exchange for approximately $3.1 million in cash, $147,000 in assumed liabilities, a $1.7 million note, payable over two years, and a $446,000 note due November 2000.

         As of January 7, 1998, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for approximately $1.9 million in cash and $32,000 in assumed liabilities.

LMAs

         On August 1, 1997, Pegasus commenced operations of TV station WPME, which is affiliated with UPN. WPME is in the Portland, Maine DMA and is being operated under an LMA. WPME's offices, studio and transmission facilities are co-located with WPXT, a TV station in the Portland market the Company has owned and operated since January 1996.

         On October 17, 1997, Pegasus commenced operations of TV station WGFL, which is affiliated with WB. WGFL is in the Gainesville, Florida DMA and is being operated under an LMA.

Pending Sale

         On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems for a purchase price of at least $28 million and not more than $31 million, based on the systems' cash flow for the trailing 12 months prior to closing, multiplied by nine.

Pending Acquisitions

         Pending DBS Acquisitions. As of March 12, 1998, the Company had entered into 14 letters of intent or definitive agreements to acquire, from various independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho, Nebraska, New Mexico, Oregon, South Dakota and Texas and the related assets (the "Pending DBS Acquisitions") in exchange for approximately $52.9 million of cash, $10.3 million in promissory notes and $854,000 in shares of Class A Common Stock. Each of the Pending DBS Acquisitions for which there is only a letter of intent is subject to negotiation of a definitive agreement, and all of the Pending DBS Acquisitions are subject, if not already obtained, to the prior approval of Hughes Electronics Corporation or one of its subsidiaries ("Hughes") and the NRTC. In addition to these conditions, each of the Pending DBS Acquisitions will be subject to conditions typical in acquisitions of this nature, certain of which conditions, like the Hughes and NRTC consents, may be beyond the Company's control. There can be no assurance that definitive agreements will be entered into with respect to all of the Pending DBS Acquisitions or, if entered into, that all or any of the Pending DBS Acquisitions will be completed.

         DTS Acquisition. On January 8, 1998, the Company entered into an agreement and plan of merger (the "Agreement and Plan of Merger") to acquire Digital Television Services, Inc. ("DTS"), for approximately 5.5 million shares of Pegasus' Class A Common Stock. As of February 28, 1998, DTS' operations consisted of providing DIRECTV services to approximately 139,600 subscribers in certain rural areas of 11 states in which DTS holds the exclusive right to provide such services. Upon completion of the acquisition of DTS (the "DTS Acquisition"), DTS will become a wholly owned subsidiary of Pegasus.

Public Offerings

         On January 27, 1997, the Company consummated an offering of 100,000 units (the "Unit Offering") in which it sold 100,000 shares of 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 193,600 shares of Class A Common Stock at an exercise price of $15 per share to the public at a price of $1,000 per unit, resulting in net proceeds to the Company of $95.8 million. The Company applied the net proceeds from the Unit Offering as follows: (i) $30.1 million to the repayment of all outstanding indebtedness under the PM&C Credit Facility (as defined) and expenses related thereto, and (ii) $56.5 million for the payment of the cash portion of the purchase price for the acquisition of DBS assets from nine independent DIRECTV providers. The remaining net proceeds were used for working capital, general corporate purposes and to finance other acquisitions.

         On October 21, 1997, Pegasus completed the Senior Notes Offering in which it sold $115.0 million of its 9.625% Series A Senior Notes due 2005 (the "Series A Senior Notes"), resulting in net proceeds to the Company of approximately $111.0 million. The Company applied the net proceeds from the Senior Notes Offering as follows: (i) $94.2 million to the repayment of all outstanding indebtedness under the PSH Credit Facility (as defined), and (ii) $16.8 million for the payment of the cash portion of the purchase price for the acquisition of DBS assets from various independent DIRECTV providers.

         On February 26, 1998, pursuant to a registered exchange offer, Pegasus exchanged all $115.0 million of its Series A Senior Notes for $115.0 million of its 9.625% Series B Senior Notes due 2005 (the "Series B Senior Notes"). The Series B Notes have substantially the same terms and provisions as the Series A Senior Notes. No gain or loss was recorded in connection with the exchange of the notes.

New Credit Facility

         In December 1997, PM&C entered into a $180.0 million six-year senior revolving credit facility (the "Credit Facility"), which is collateralized by substantially all of the assets of PM&C and its subsidiaries. Interest on the Credit Facility is, at the Company's option, at either the bank's base rate plus an applicable margin or LIBOR plus an applicable margin. The Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The Credit Facility will be used to finance future acquisitions and for working capital, capital expenditures and general corporate purposes. There were no borrowings outstanding on December 31, 1997.

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

         DIRECTV also faces competition from other providers and potential providers of DBS services. Of the eight orbital locations within the BSS band allocated for U.S. licensees, three orbital positions enable full coverage of the contiguous forty-eight U.S states ("CONUS"). The remaining orbital positions are situated to provide coverage to either the eastern or western U.S., but cannot provide full coverage of the contiguous U.S. This provides companies licensed to the three orbital locations with full coverage a significant advantage in providing DBS service to the entire U.S., as they must place satellites in service at only one and not two orbital locations. The orbital location licensed to DIRECTV and USSB is generally recognized as the most centrally located for coverage of the contiguous U.S.

         In March 1996, EchoStar Communications Corp. ("EchoStar") commenced national broadcasting of programming and currently broadcasts over 120 video channels and 30 audio channels. EchoStar has 21 licensed channel frequencies at the 119- W.L. full-CONUS orbital position and has 69 frequencies in other partial CONUS orbital locations. At December 31, 1997, EchoStar reported approximately 1.0 million subscribers.

         On June 11, 1997, PrimeStar Partners ("PrimeStar") announced that it had entered into an agreement to combine its assets with American Sky Broadcasting ("ASkyB"). According to press releases, each of PrimeStar's cable company partners will contribute its PrimeStar customers and partnership interests into a newly formed entity. ASkyB has announced that it will contribute two satellites under construction and 28 full-CONUS frequencies at the 110o W.L. orbital location. This proposed transaction requires certain federal regulatory approvals. In addition, Tempo Satellite, Inc. has a license for a satellite using 11 full-CONUS frequencies at the 119o W.L. orbital location, and recently launched a satellite to that location. PrimeStar reported having approximately 2.0 million subscribers at February 24, 1998.


         Cable operators face competition from television stations, private satellite master antenna television ("SMATV") systems that serve condominiums, apartment complexes and other private residential developments, wireless cable, DTH and DBS systems. As a result of the passage of the Telecommunications Act 1996 (the "1996 Act"), electric utilities and telephone companies will be allowed to compete directly with cable operators both inside and outside of their telephone service areas. In September 1996, an affiliate of Southern New England Telephone Company, which is the dominant provider of local telephone service in Connecticut, was granted a non-exclusive franchise to provide cable television service throughout Connecticut. Currently, there is only limited competition from SMATV, wireless cable, DTH and DBS systems in the Company's franchise areas. The only DTH and DBS systems with which the Company's cable systems currently compete are DIRECTV, USSB, EchoStar and PrimeStar. However, the Company cannot predict whether additional competition will develop in its service areas in the future. Additionally, cable systems generally operate pursuant to franchises granted on a non-exclusive basis and, thus, more than one applicant could secure a cable franchise for an area at any time. It is possible that a franchising authority might grant a second franchise to another cable company containing terms and conditions more favorable than those afforded the Company. Although the potential for "overbuilds" exists, there are presently no overbuilds in any of the Company's franchise areas and, except as noted above with respect to its Connecticut franchise, the Company is not aware of any other company that is actively seeking franchises for areas currently served by the Company.

         Both the television and cable industries are continuously faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC, any of which could possibly have a material effect on the Company's operations and results.

Employees

         As of February 28, 1998, the Company had 421 full-time and 69 part-time employees. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

Executive Officers of the Registrant

         For biographies and other information relating to the executive officers of Pegasus, see Item 10 (Directors and Executive Officers of the Registrant).

Licenses, LMAs, DBS Agreements and Cable Franchises

         TV

         FCC Licensing. The broadcast television industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). Approval by the FCC is required for the issuance, renewal, transfer and assignment of broadcast station operating licenses. The FCC adopted a Report and Order on January 24, 1997 extending television license terms to eight years as provided in the 1996 Act, reserving the right to renew licenses for shorter terms. While in the vast majority of cases such licenses are renewed by the FCC, there can be no assurance that the Company's licenses will be renewed at their expiration dates or that such renewals will be for full terms. The licenses with respect to TV stations WOLF/WWLF/WILF, WPXT, WDSI, WTLH and WDBD are scheduled to expire on August 1, 1999, April 1, 1999, August 1, 2005, April 1, 2005 and June 1, 1997, respectively. An application has been filed with the FCC for renewal of the WDBD license and the station has continuing authority to operate pending the FCC's action on the renewal application.

         Fox Affiliation Agreement. Each of the Company's TV stations which are affiliated with Fox is a party to a substantially identical station affiliation agreement with Fox (as amended, the "Fox Affiliation Agreements"). Each Fox Affiliation Agreement provides the Company's Fox-affiliated stations with the right to broadcast all programs transmitted by Fox, on behalf of itself and its wholly-owned subsidiary, the Fox Children's Network, Inc. ("FCN"), which include programming from Fox as well as from FCN. In exchange, Fox has the right to sell a substantial portion of the advertising time associated with such programs and to retain the revenue from the advertising it has sold. The stations are entitled to sell the remainder of the advertising time and retain the associated advertising revenue. The stations are also compensated by Fox according to a ratings-based formula for Fox programming and a share of the programming net profits of FCN programming, as specified in the Fox Affiliation Agreements. Each Fox Affiliation Agreement is for a term ending October 31, 1998 with the exception of the WTLH Fox Affiliation Agreement, which expires on December 31, 2000. The Fox Affiliation Agreements are renewable for a two-year extension, at the discretion of Fox and upon acceptance by the Company. The Fox Affiliation Agreements may be terminated generally (a) by Fox upon (i) a material change in the station's transmitter location, power, frequency, programming format or hours of operation, with 30 days' written notice, (ii) acquisition by Fox, directly or indirectly, of a significant ownership and/or controlling interest in any television station in the same market, with 60 days' written notice,
(iii) assignment or attempted assignment by the Company of the Fox Affiliation Agreements, with 30 days written notice, (iv) three or more unauthorized preemptions of Fox programming within a 12-month period, with 30 days written notice, or (b) by either Fox or the affiliate station upon occurrence of a force majeure event which substantially interrupts Fox's ability to provide programming or the station's ability to broadcast the programming. The Company's Fox Affiliation Agreements have been renewed in the past. The Company believes that it enjoys good relations with Fox.

         Each Fox Affiliation Agreement provides the Company's Fox-affiliated stations with all programming which Fox and FCN make available for broadcasting in the community to which the station is licensed by the FCC. Fox has committed to supply approximately six hours of programming per day during specified time periods. Each of the Company's stations have agreed to broadcast all such Fox programs in their entirety, including all commercial announcements. In return for a station's full performance of its obligations under its respective affiliation agreement, Fox will pay such station compensation determined in accordance with Fox's current, standard, performance-based station compensation formula.

         As part of the agreement with Fox to extend the stations' Fox Affiliation Agreements, each of the stations granted Fox the right to negotiate with the cable operators in their respective markets for retransmission consent agreements. Under the Fox "Win/Win Plan," the cable operators received the right to retransmit the programming of the Company's TV stations in exchange for the carriage by the cable operators of a new cable channel owned by Fox. The Company's TV stations are to receive consideration from Fox based on the number of subscribers carrying the new Fox channel within the stations' market. Fox has reached agreements in principle with most of the largest cable operators in the country.

      UPN Affiliation Agreement. The Portland TV station programmed by the Company pursuant to an LMA, WPME, is affiliated with UPN pursuant to a station affiliation agreement (the "UPN Affiliation Agreement"). Under the UPN Affiliation Agreement, UPN grants the Company an exclusive license to broadcast all programming, including commercial announcements, network identifications, promotions and credits, which UPN makes available to serve the community of Lewiston, Maine. UPN has committed to supply approximately four hours of programming during specified time periods. The UPN Affiliation Agreement allots to each party a specified amount of advertising time during each hour of programming, and each party is entitled to the revenue realized from its sale of advertising time.

         The term of the UPN Affiliation Agreement expires January 15, 2001, and automatically renews for a three-year period unless either party has given written notice to the other party of its election not to renew. The UPN Affiliation Agreement may be terminated (a) by UPN, upon prior written notice, in the event of (i) a material reduction or modification of WPME's transmitter location, power, frequency, programming format or hours of operation, (ii) any assignment or transfer of control of the Company's license, (iii) three or more unauthorized preemptions of UPN programming by the Company during any 12-month period, which have actually occurred or which UPN reasonably believes will occur, or (b) by either UPN or the Company upon the occurrence of a force majeure event that causes UPN substantially to fail to provide programming or the Company substantially to fail to telecast UPN's programming, for either (i) four consecutive weeks or (ii) an aggregate of six weeks in any 12-month period.

         WB Affiliation Agreement. The Company has entered into commitments to program TV stations WOLF and WGFL as affiliates of WB. The Company is in the process of negotiating affiliation agreements with respect to these stations. TV station WGFL has only committed to be an affiliate of WB for one year.

         LMAs. Current FCC rules preclude the ownership of more than one television station in a market, unless such stations are operated as a satellite of a primary station. WWLF and WILF are currently authorized as satellites of WOLF. In recent years, in a number of markets across the country, certain television owners have entered into agreements to provide the bulk of the broadcast programming on stations owned by other licensees, and to retain the advertising revenues generated from such programming. Such agreements are commonly referred to as Local Marketing Agreements, or LMAs.

         When operating pursuant to an LMA, while the bulk of the programming is provided by someone other than the licensee of the station, the station licensee must retain control of the station for FCC purposes. Thus, the licensee has the ultimate responsibility for the programming broadcast on the station and for the station's compliance with all FCC rules, regulations, and policies. The licensee must retain the right to preempt programming supplied pursuant to the LMA where the licensee determines, in its sole discretion, that the programming does not promote the public interest or where the licensee believes that the substitution of other programming would better serve the public interest. The licensee must also have the primary operational control over the transmission facilities of the station.

         The Company programs WPME, Portland and WGFL, Gainesville, and expects to program other television stations, through the use of LMAs, but there can be no assurance that the licensees of such stations will not unreasonably exercise their right to preempt the programming of the Company, or that the licensees of such stations will continue to maintain the transmission facilities of the stations in a manner sufficient to broadcast a high quality signal over the station. As the licensee must also maintain all of the qualifications necessary to be a licensee of the FCC, and as the principals of the licensee are not under the control of the Company, there can be no assurances that these licenses will be maintained by the entities which currently hold them. Pursuant to the 1996 Act, the continued performance of then existing LMAs was generally grandfathered. The FCC suggested in a rulemaking proposal that LMAs entered into after November 5, 1996 will not be grandfathered. The Company cannot predict whether the Portland LMA, or its other LMAs, will be grandfathered. Currently, television LMAs are not considered attributable interests under the FCC's multiple ownership rules. However, the FCC is considering proposals which would make LMAs attributable, as they generally are in the radio broadcasting industry. If the FCC were to adopt an order that makes such interests attributable, without modifying its current prohibitions against the ownership of more than one television station in a market, the Company could be prohibited from entering into such arrangements with other stations in markets in which it owns television stations and could be required to modify or terminate existing LMA arrangements. Such a change in the FCC rules could affect the contemplated LMA with the new owner of WOLF, and could affect the LMAs with the owners of WFXU and WPME.

DBS Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of DSS units and with USSB for the sale of five transponders on the first satellite. At this time, Hughes also offered the NRTC and its members and affiliate members the opportunity to become the exclusive providers of DIRECTV services in rural areas of the U.S. in which an NRTC member purchased such a right. The NRTC is a cooperative organization whose members and affiliate members are engaged in the distribution of telecommunications and other services in predominantly rural areas of the U.S. Pursuant to the DBS Agreements (as defined), participating NRTC members and affiliate members acquired the exclusive right to provide DIRECTV programming services to residential and commercial subscribers in certain service areas. Service areas purchased by participating NRTC members and affiliate members comprise approximately 9 million television households and were acquired for aggregate purchase payments exceeding $100 million.

         The DBS Agreements provide the NRTC and participating NRTC members and affiliate members in their service areas substantially all of the rights and benefits otherwise retained by DIRECTV in other areas, including the right to set pricing (subject to certain obligations to honor national pricing on subscriptions sold by national retailers), to bill subscribers and retain all subscription remittances and to appoint sales agents within their distribution areas (subject to certain obligations to honor sales agents appointed by DIRECTV and its regional SMAs). In exchange, the NRTC and participating NRTC members and affiliate members paid to DIRECTV a one-time purchase price. In addition to the purchase price, NRTC members and affiliate members are required to reimburse DIRECTV for the allocable share of certain common expenses (such as programming, satellite-specific costs and expenses associated with the billing and authorization systems) and to remit to DIRECTV a 5% royalty on subscription revenues.

         The DBS Agreements authorize the NRTC and participating NRTC members and affiliate members to provide all commercial services offered by DIRECTV that are transmitted from the frequencies that the FCC has authorized for DIRECTV's use at its present orbital location for a term running through the life of DIRECTV's current satellites. The NRTC has advised the Company that the NRTC Agreement also provides the NRTC a right of first refusal to acquire comparable rights in the event that DIRECTV elects to launch successor satellites upon the removal of the present satellites from active service. The financial terms of any such purchase are likely to be the subject of negotiation and the Company is unable to predict whether substantial additional expenditures of the NRTC will be required in connection with the exercise of such right of first refusal. Finally, under a separate agreement with Hughes (the "Dealer Agreement"), the Company is an authorized agent for sale of DIRECTV programming services to subscribers outside of its service area on terms comparable to those of DIRECTV's other authorized sales agents.

         The agreement between the NRTC and participating NRTC members and affiliate members (the "NRTC Member Agreement") terminates when the DIRECTV satellites are removed from their orbital location, although under the Dealer Agreement the right of the Company to serve as a DIRECTV sales agent outside of its designated territories may be terminated upon 60 days' notice by either party. If the satellites are removed earlier than June 2004, the tenth anniversary of the commencement of DIRECTV services, the Company will receive a prorated refund of its original purchase price for the DIRECTV rights. The NRTC Member Agreement may be terminated prior to the expiration of its term as follows: (a) if the agreement between Hughes and the NRTC (the "Hughes/NRTC Agreement" and, together with the NRTC Member Agreement, the "DBS Agreements") is terminated because of a breach by DIRECTV, the NRTC may terminate the NRTC Member Agreement, but the NRTC will be responsible for paying to the Company its pro rata portion of any refunds that the NRTC receives from DIRECTV, (b) if the Company fails to make any payment due to the NRTC or otherwise breaches a material obligation of the NRTC Member Agreement, the NRTC may terminate the NRTC Member Agreement in addition to exercising other rights and remedies against the Company and (c) if the Hughes/NRTC Agreement is terminated because of a breach by the NRTC, DIRECTV is obligated to continue to provide DIRECTV services to the

Company (i) by assuming the NRTC's rights and obligations under the NRTC Member Agreement or (ii) under a new agreement containing substantially the same terms and conditions as the NRTC Member Agreement.

         The Company is not permitted under the NRTC Member Agreement or the Dealer Agreement to assign or transfer, directly or indirectly, its rights under these agreements without the prior written consent of the NRTC and Hughes, which consents cannot be unreasonably withheld.

         The NRTC has adopted a policy requiring any party acquiring DIRECTV distribution rights from an NRTC member or affiliate member to post a letter of credit to secure payment of NRTC's billings if the acquiring person's monthly payments to the NRTC (including payments on account of the acquired territory) exceeds a specified amount. Pursuant to this policy, the Company has posted a letter of credit of approximately $8.5 million in connection with certain of the completed DBS acquisitions and will be required to increase the amount of the letter of credit to approximately $18.0 million after completing the Pending DBS Acquisitions and the DTS Acquisition. Although this requirement can be expected to reduce somewhat the Company's acquisition capacity inasmuch as it ties up capital that could otherwise be used to make acquisitions, the Company expects this reduction to be manageable. There can be no assurance, however, that the NRTC will not in the future seek to institute other policies, or to change this policy, in ways that would be material to the Company.

         Cable Franchises

         Cable systems are generally constructed and operated under non-exclusive franchises granted by state or local governmental authorities. The franchise agreements may contain many conditions, such as the payment of franchise fees; time limitations on commencement and completion of construction; conditions of service, including the number of channels, the carriage of public, educational and governmental access channels, the carriage of broad categories of programming agreed to by the cable operator, and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. Certain provisions of local franchises are subject to limitations under the 1992 Cable Act.

         The Company holds 11 cable franchises, all of which are non-exclusive. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The table below groups the Company's franchises by date of expiration and presents the number of franchises per group and the approximate number and percent of basic subscribers of the Company in each group as of December 31, 1997.

                                       Number of                 Number of
      Year of Franchise            Basic Franchises          Basic Subscribers         Percent of Subscribers
      -----------------            ----------------          -----------------         ----------------------
1997-1998                                  1                         2,900                       7%
1999-2002                                  3                         9,500                      22%
2003 and thereafter                        7                        30,800                      71%
Total                                     11                        43,200                     100%

         The Company has never had a franchise revoked. All of the franchises of the systems eligible for renewal have been renewed or extended at or prior to their stated expirations. The 1992 Cable Act provides, among other things, for an orderly franchise renewal process in which renewal will not be unreasonably withheld. In addition, the 1992 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. The Company believes that it has good relations with its franchising authorities.

Legislation and Regulation

         On February 1, 1996, the Congress passed the Telecommunications Act of 1996 (the "1996 Act"). On February 8, 1996, President Clinton signed it into law. This new law has altered and will alter federal, state and local laws and regulations regarding telecommunications providers and services, including the Company and the cable television and other telecommunications services provided by the Company. There are numerous rulemakings undertaken and to be undertaken by the FCC which will interpret and implement the provisions of the 1996 Act. It is not possible at this time to predict the outcome of such rulemakings that remain pending.

         TV

         The ownership, operation and sale of television stations, including those licensed to subsidiaries of the Company, are subject to the jurisdiction of the FCC under authority granted it pursuant to the Communications Act. Matters subject to FCC oversight include, but are not limited to, the assignment of frequency bands for broadcast television; the approval of a television station's frequency, location and operating power; the issuance, renewal, revocation or modification of a television station's FCC license; the approval of changes in the ownership or control of a television station's licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation and employment practices of television stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC's rules and regulations. The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies affecting broadcast television. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast television stations.

         License Renewal. Under law in effect prior to the 1996 Act, television station licenses were granted for a maximum allowable period of five years and were renewable thereafter for additional five year periods. The 1996 Act, however, authorized the FCC to grant television broadcast licenses, and renewals thereof, for terms of up to eight years. The FCC has extended television license terms to the eight-year maximum provided in the 1996 Act, reserving the right to renew licenses for shorter terms. The FCC may revoke or deny licenses, after a hearing, for serious violations of its regulations, and it may impose fines on licensees for less serious infractions. Petitions to deny renewal of a license may be filed on or before the first day of the last month of a license term. Generally, however, in the absence of serious violations of FCC rules or policies, license renewal is expected in the ordinary course. The 1996 Act prohibits the FCC from considering competing applications for the frequency used by the renewal applicant if the FCC finds that the station seeking renewal has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse. The licenses with respect to TV stations WOLF/WWLF/WILF, WPXT, WDSI, WTLH and WDBD are scheduled to expire on August 1, 1999, April 1, 1999, August 1, 2005, April 1, 2005 and June 1, 1997, respectively. An application for renewal of the WDBD license is on file with the FCC and the station has continuing authority to operate pending FCC action on such application. The Company is not aware of any facts or circumstances that might reasonably be expected to prevent any of its stations from having its current license renewed at the end of its respective term.

         Ownership Matters. The Communications Act contains a number of restrictions on the ownership and control of broadcast licenses. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. The Communications Act and the FCC's rules also place limitations on alien ownership; common ownership of broadcast, cable and newspaper properties; ownership by those not having the requisite "character" qualifications and those persons holding "attributable" interests in the licensee.

         Attribution Rules. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding (or through subsidiaries controlling) broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. The FCC has outstanding a notice of proposed rulemaking that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) restricting the availability of the single majority shareholder exemption and
(ii) attributing under certain circumstances certain interests such as non-voting stock or debt. The Company cannot predict the outcome of this proceeding or how it will affect the Company's business.

         Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens and representatives of non-citizens, corporations and partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, foreign governments, foreign corporations and representatives of any of the foregoing, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a broadcast licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or the revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation. To the Company's knowledge, the Commission has made such a finding in only one case involving a broadcast licensee. Because of these provisions, Pegasus may be prohibited from having more than one-fourth of its stock owned or voted directly or indirectly by non-citizens, foreign governments, foreign corporations or representatives of any of the foregoing.

         Multiple Ownership Rules. FCC rules limit the number of television stations any one entity can acquire or own. The FCC's television national multiple ownership rule limits the combined audience of television stations in which an entity may hold an attributable interest to 35% of total U.S. audience reach. The FCC's television multiple ownership local contour overlap rule generally prohibits ownership of attributable interests by a single entity in two or more television stations with certain overlapping contours; however, changes in these rules are under consideration, but the Company cannot predict the outcome of the proceeding in which such changes are being considered.

         Cross-Ownership Rules. FCC rules have generally prohibited or restricted the cross-ownership, operation or control of a radio station and a television station serving the same geographic market, of a television station and a cable system serving the same geographic market, and of a television station and a daily newspaper serving the same geographic market. As required by the 1996 Act, the FCC has amended its rules to allow a person or entity to own or control a network of broadcast stations and a cable system. In addition, the 1996 Act eliminates the statutory prohibition against the ownership of television stations and cable systems in the same geographic market, although FCC rules prohibiting such ownership are still in place. The 1996 Act also directs the FCC to presumptively waive, in the top 50 markets, its prohibition on ownership of a television and one AM or one FM station in the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any daily newspaper, radio broadcast station or cable system in a geographic market in which it now owns or controls any TV properties. The FCC is currently considering a rulemaking to change the radio/television cross-ownership restrictions. The Company cannot predict the outcome of that rulemaking.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the formal procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, broadcast station licensees continue to be required to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed at any time and generally may be considered by the FCC at any time. It has been reported that the FCC may initiate a proceeding to clarify the public interest obligations of broadcasters, although the Company cannot predict the outcome of any such proceeding. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, programming directed to children, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. In August 1996, the FCC adopted new children's television rules mandating, among other things, that stations must now identify and provide information concerning children's programming to publishers of program guides and listings and must broadcast three hours each week of educational and informational programming directed to children. The 1996 Act contains a number of provisions relating to television violence, which, among other things, direct the television industry or the FCC to develop a television ratings system and require commercial television stations to report on complaints concerning violent programming in their license renewal applications. In addition, most broadcast licensees, including the Company's licensees, must develop and implement affirmative action programs designed to promote equal employment opportunities and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a license renewal application. The 1996 Act also directs the FCC to adopt rules requiring closed captioning of all broadcast television programming, except where captioning would be "economically burdensome." The FCC has recently adopted such rules. The rules require generally that (i) 95% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within ten years, subject to certain exemptions. In connection with the transition to digital operations, a governmental commission has been appointed to consider whether additional public service obligations should be imposed on television broadcasters. The Company cannot predict the likely outcome of such considerations.

         Must Carry and Retransmission Consent. The 1992 Cable Act requires each television broadcaster to make an election to exercise either certain "must carry" or, alternatively, "retransmission consent" rights in connection with its carriage by cable systems in the station's local market. If a broadcaster chooses to exercise its must carry rights, it may demand carriage on a specified channel on cable systems within its defined market. Must carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline carriage of a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. The FCC's must carry requirements took effect on June 2, 1993; however, stations had until June 17, 1993 to make their must carry/retransmission consent elections. Under the Company's Fox Affiliation Agreements, the Company appointed Fox as its irrevocable agent to negotiate such retransmission consents with the major cable operators in the Company's respective markets. Fox exercised the Company's stations' retransmission consent rights. Television stations must make a new election between must carry and retransmission consent rights every three years. The last required election date was October 1, 1996. Although the Company expects the current retransmission consent agreements to be renewed upon their expiration, there can be no assurance that such renewals will be obtained.

         In April 1993, the U.S. District Court for the District of Columbia upheld the constitutionality of the legislative must carry provision. This decision was vacated by the U.S. Supreme Court in June 1994, and remanded to the District Court for further development of a factual record. The District Court again upheld the must carry rules and in March 1997 the Supreme Court affirmed the District Court's decision and thereby let stand the must-carry rules.

         Digital Television. The FCC has taken a number of steps to implement digital television ("DTV") broadcasting service in the U.S. In December 1996, the FCC adopted a DTV broadcast standard and, in April 1997 and February 1998, adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing DTV. The FCC adopted a DTV Table of Allotments that provides all television stations authorized as of April 1997 with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licenses may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

         The FCC is requiring that affiliates of ABC, CBS, Fox and NBC in the top ten television markets begin digital broadcasting by May 1, 1999, and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999, and that all other stations begin digital broadcasting by May 1, 2002. The FCC's plan calls for the DTV transition period to end in the year 2006 at which time the FCC expects that television broadcasters will have ceased broadcasting on their non-digital channels, allowing that spectrum to be recovered by the government for other uses. Under the Balanced Budget Act signed into law by President Clinton, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case: (a) one or more television stations affiliated with one of the four major networks in a market are not broadcasting digitally, and the FCC determines that the station(s) has(have) "exercised due diligence" in attempting to convert to digital broadcasting; (b) less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or DBS) that carries at least one digital channel from each of the local stations in that market; or (c) less than 85% of the television households in the station's market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set. The Balanced Budget Act also directs the FCC to auction the non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. The Balanced Budget Act also permits broadcasters to bid on the non-digital channels in cities with populations greater than 400,000 provided the channels are used for DTV. Thus it is possible a broadcaster could own two channels in a market. The FCC has opened a separate proceeding to consider the surrender of existing television channels and how those frequencies will be used after they are eventually recovered from television broadcasters. Additionally, the FCC will open a separate proceeding to consider to what extent the cable must-carry requirements will apply to DTV signals.

         In addition, the digital order restricts current stations' abilities to relocate transmitter sites and otherwise change technical facilities in any manner which could impact proposed digital television stations. This may preclude the improvement of the facilities of certain stations owned or programmed by the Company. The order also allotted digital television stations at the current analog transmitter sites. Changes in the location of digital stations are dependant on the lack of interference to other digital and analog stations. Thus, digital operation of Company stations at new transmitter sites constructed between now and the date of digital conversion, such as those planned for WWLF and WILF, may not be possible.

         Implementation of digital television will improve the technical quality of television signals receivable by viewers. Under certain circumstances, however, conversion to digital operation may reduce a station's geographic coverage area or result in some increased interference. The FCC's DTV allotment plan also results in current UHF stations having considerably less signal power within their service areas than present VHF stations that move to DTV channels. While the February 1998 orders of the FCC present current UHF stations with some options to overcome this power disparity, it is unknown at this time whether the Company will be able to benefit from these options. Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. The Company cannot predict what future actions the FCC might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on the Company's business.

         Pending or Proposed Legislation and FCC Rulemakings. The FCC is now conducting a rulemaking proceeding to consider changes to the multiple ownership rules that could, under certain limited circumstances, permit common ownership of television stations with overlapping service areas, while imposing restrictions on television LMAs. Certain of these changes, if adopted, could allow owners of television stations who currently cannot buy a television station or an additional television station in the Company's markets to acquire television properties in such markets. This may increase competition in such markets, but may also work to the Company's advantage by permitting it to acquire additional stations in its present markets and by enhancing the value of the Company's stations by increasing the number of potential buyers. Alternatively, if no changes are made in the multiple ownership rules relating to local ownership, and LMAs are made attributable, certain plans of the Company may be prohibited. Proposed changes in the FCC's "attribution" rules may also limit the ability of certain investors to invest in the Company. The FCC also has adopted more restrictive standards for the exposure of the public and workers to potentially harmful radio frequency radiation emitted by broadcast station transmitting facilities. Other matters which could affect the Company's broadcast properties include technological innovations affecting the mass communications industry and technical allocation matters, including assignment by the FCC of channels for additional broadcast stations, low-power television stations and wireless cable systems and their relationship to and competition with full power television service, as well as possible spectrum fees or other changes imposed on broadcasters for the use of their channels. The ultimate outcome of these pending proceedings cannot be predicted at this time.

         The FCC has initiated a Notice of Inquiry proceeding seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. No prediction can be made at this time as to whether the FCC will impose any commercial limits at the conclusion of its deliberations. The Company is unable to determine what effect, if any, the imposition of limits on the commercial matter broadcast by television stations would have upon the Company's operations. In connection with the conversion to digital, a governmental commission has been appointed to study whether additional public interest obligations should be imposed on television broadcasters. The Company cannot predict the likely outcome of this study.

         The Congress and the FCC have considered in the past and may consider and adopt in the future, (i) other changes to existing laws, regulations and policies or (ii) new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership, and profitability of the Company's broadcast stations, result in the loss of audience share and advertising revenues for these stations or affect the ability of the Company to acquire additional broadcast stations or finance such acquisitions.

         Additionally, irrespective of the FCC rules, the Antitrust Agencies have the authority to determine that a particular transaction presents antitrust concerns. The Antitrust Agencies have recently increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets (including
LMAs) even when the ownership or LMA in question is permitted under the regulations of the FCC. There can be no assurance that future policy and rulemaking activities of the Antitrust Agencies will not impact the Company's operations (including existing stations or markets) or expansion strategy.

         DBS

         Unlike a common carrier, such as a telephone company, or a cable operator, DBS operators such as DIRECTV are free to set prices and serve customers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among customers. However, there are laws and regulations that affect DIRECTV and, therefore, affect the Company. As an operator of a privately owned United States satellite system, DIRECTV is subject to the regulatory jurisdiction of the FCC, primarily with respect to (i) the licensing of individual satellites (i.e., the requirement that DIRECTV meet minimum financial, legal and technical standards), (ii) avoidance of interference with radio stations and (iii) compliance with rules that the FCC has established specifically for DBS satellite licenses. As a distributor of television programming, DIRECTV is also affected by numerous other laws and regulations. The 1996 Act clarifies that the FCC has exclusive jurisdiction over DTH satellite services and that criminal penalties may be imposed for piracy of DTH satellite services. The 1996 Act also offers DTH operators relief from private and local government-imposed restrictions on the placement of receiving antennae. In some instances, DTH operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. The FCC recently promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further notice of proposed rulemaking seeking comment on whether the 1996 Act applies to restrictions on property not within the exclusive use or control of the viewer and in which the viewer has no direct or indirect property interest. The 1996 Act also preempted local (but not state) governments from imposing taxes or fees on DTH services, including DBS. Finally, the 1996 Act required that multichannel video programming distributors such as DTH operators fully scramble or block channels providing indecent or sexually explicit adult programming. If a multi-channel video programming distributor cannot fully scramble or block such programming, it must restrict transmission to those hours of the day when children are unlikely to view the programming (as determined by the FCC). On March 24, 1997, the U.S. Supreme Court let stand a lower court ruling that allows enforcement of this provision pending a constitutional challenge. In response to this ruling, the FCC declared that its rules implementing the scrambling provision would become effective on May 18, 1997.

         In addition to regulating pricing practices and competition within the franchise cable television industry, the Cable Act was intended to establish and support existing and new multi-channel video services, such as wireless cable and DTH, to provide subscription television services. DIRECTV and the Company have benefited from the programming access provisions of the Cable Act and implementing rules in that DIRECTV has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained certain programming services at reduced cost. Any amendment to, or interpretation of, the Cable Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as DIRECTV in making programming available (or to discriminate in the terms and conditions of such programming) could adversely affect DIRECTV's ability to acquire programming on a cost-effective basis, which would have an adverse impact on the Company. Certain of the restrictions on cable-affiliated programmers will expire in 2002 unless the FCC extends such restrictions.

         The Cable Act also requires the FCC to conduct a rulemaking that will impose public interest requirements for providing video programming on DTH licensees, including, at a minimum, reasonable and non-discriminatory access by qualified candidates for office and the obligation to set aside four to seven percent of the licensee's channel capacity for non-commercial programming of an educational or informational nature. Within this set-aside requirement, DTH providers must make capacity available to "national educational programming suppliers" at below-cost rates. The FCC is conducting a rulemaking to implement this statutory provision.

         While DTH operators like DIRECTV currently are not subject to the "must carry" requirements of the Cable Act, the cable industry has argued that DTH operators should be subject to these requirements. In the event the "must carry" requirements of the Cable Act are revised to include DTH operators, or to the extent that new legislation of a similar nature is enacted, DIRECTV's future plans to provide local programming will be adversely affected, and such must-carry requirements could cause the displacement of possibly more attractive programming.

         The Satellite Home Viewer Act (the "SHVA") establishes a "compulsory" copyright license that allows a DTH operator, for a statutorily-established fee, to retransmit network programming to subscribers for private home viewing so long as that retransmission is limited to those persons in unserved households. In general, an "unserved household" is one that cannot receive, through the use of a conventional outdoor rooftop antenna, a sufficient over-the-air network signal, and has not, within 90 days prior to subscribing to the DTH service, subscribed to a cable service that provides that network signal. Although DIRECTV and the Company have implemented guidelines to safeguard against violations of the SHVA, certain subscribers within the Company's service territories receive network programming despite their misrepresentation that they are unserved households. Although not mandated by law, DIRECTV and the Company presently disconnect such subscribers which any local network affiliate maintains are not unserved households. Pending Congressional action or administrative rulemaking, the inability of DIRECTV and the Company to provide network programming to subscribers in DIRECTV service territories could adversely affect the Company's average programming revenue per subscriber and subscriber growth.

         Cable

         1984 Cable Act and 1992 Cable Act. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") created uniform national standards and guidelines for the regulation of cable systems. Among other things, the 1984 Cable Act generally preempted local control over cable rates in most areas. In addition, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions.

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") amended the 1984 Cable Act in many respects and significantly changed the legislative and regulatory environment in which the cable industry operates. The 1992 Cable Act allows for a greater degree of regulation with respect to, among other things, cable system rates for both basic and certain nonbasic services; programming access and exclusivity arrangements; access to cable channels by unaffiliated programming services; leased access terms and conditions; horizontal and vertical ownership of cable systems; customer service requirements; franchise renewals; television broadcast signal carriage and retransmission consent; technical standards; subscriber privacy; consumer protection issues; cable equipment compatibility; obscene or indecent programming; and cable system requirements that subscribers subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable systems by allowing municipalities to own and operate their own cable systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located wireless systems known as MMDS and private SMATV. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements to cable television companies. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted many regulations to implement the provisions of the 1992 Cable Act.

         The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations.

         Cable Rate Regulation. In June 1995, the FCC adopted rules which provide significant rate relief for small cable operators, which include operators the size of the Company. The Company's current rates are below the maximum presumed reasonable under the FCC's rules for small operators, and the Company may use this new rate relief to justify current rates, rates already subject to pending rate proceedings and new rates. The 1996 Act eliminates cable programming service tier ("CPST") rate regulation effective March 31, 1999, for all cable operators. In the interim, CPST rate regulation can be triggered only by a local unit of government (commonly referred to as local franchising authorities or "LFA") complaint to the FCC. Since the Company is a small cable operator within the meaning of the 1996 Act, CPST rate regulation for the Company ended upon the enactment of the 1996 Act. The Company's status as a small cable operator may be affected by future acquisitions. The 1996 Act does not disturb existing rate determinations of the FCC. The Company's basic tier of cable service ("BST") rates remain subject to LFA regulation under the 1996 Act.

         Rate regulation is precluded wherever a cable operator faces "effective competition." The 1996 Act expands the definition of effective competition to include any franchise area where a local exchange carrier ("LEC") (or affiliate) provides video programming services to subscribers by any means other than through DBS. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services in the franchise area. The Company filed a petition requesting the FCC to find that its Puerto Rico system is subject to effective competition, and on December 29, 1997, the FCC granted the Company's petition.

         Under the 1996 Act, the Company is allowed to aggregate, on a franchise, system, regional or company level, its equipment costs into broad categories, such as converter boxes, regardless of the varying levels of functionality of the equipment within each such broad category. The 1996 Act allows the Company to average together costs of different types of converters (including non-addressable, addressable, and digital). The statutory changes will also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These favorable cost-aggregation rules do not apply to the limited equipment used by "BST-only" subscribers.

         Anti-Buy Through Provisions. In March 1993, the FCC adopted regulations pursuant to the 1992 Cable Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002. The Company's systems have the necessary technical capability and have complied with this regulation.

         Indecent Programming on Leased Access Channels. FCC regulations pursuant to the 1992 Cable Act permit cable operators to restrict or refuse the carriage of indecent programming on so-called "leased access" channels, i.e., channels the operator must set aside for commercial use by persons unaffiliated with the operator. Operators were also permitted to prohibit indecent programming on public access channels. In June 1996, the Supreme Court ruled unconstitutional the indecency prohibitions on public access programming as well as the "segregate and block" restriction on indecent leased access programming.

         Scrambling. The 1996 Act requires that upon the request of a cable subscriber, the cable operator must, free of charge, fully scramble or otherwise fully block the audio and video programming of each channel carrying adult programming so that a non-subscriber does not receive it.

         Cable operators must also fully scramble or otherwise fully block the video and audio portion of sexually explicit or other programming that is indecent on any programming channel that is primarily dedicated to sexually oriented programming so that a non-subscriber to such channel may not receive it. Until full scrambling or blocking occurs, cable operators must limit the carriage of such programming to hours when a significant number of children are not likely to view the programming ("safe-harbor period"). The Company's systems do not presently have the necessary technical capability to comply with the scrambling requirement; however, such programming is only carried during the safe-harbor period.

         Cable Entry Into Telecommunications. The 1996 Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The 1996 Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from LFAs for such services. The FCC has held that LFAs may not place telecommunications conditions in their grants of cable construction permits. The 1996 Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a grant of a franchise, franchise renewal, or franchise transfer, except that LFAs can seek "institutional networks" as part of franchise negotiations.

         The 1996 Act clarifies that traditional cable franchise fees may only be based on revenues related to the provision of cable television services. However, when cable operators provide telecommunications services, LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way.

         Interconnection and Other Telecommunications Carrier Obligations. To facilitate the entry of new telecommunications providers including cable operators, the 1996 Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and may not deploy network features and functions that interfere with interoperability. On August 8, 1996, the FCC released its First Report and Order to implement the interconnection provisions of the 1996 Act. Several parties have sought reconsideration of the order by the FCC, and a number of parties petitioned for review of the order in several federal courts of appeal. Those petitions were consolidated before the U.S. Court of Appeals for the Eighth Circuit, which on July 18, 1997 overturned several parts of the interconnection order, as it relates to the ability of the FCC to set interconnection rates. The FCC has appealed the ruling to the Supreme Court.

         Telephone Company Entry Into Cable Television. The 1996 Act allows telephone companies to compete directly with cable operators by repealing the telephone company-cable cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the Bell Operating Companies, to compete with cable both inside and outside their telephone service areas.

         The 1996 Act replaces the FCC's video dialtone rules with an "open video system" ("OVS") plan by which LECs can provide cable service in their telephone service area. LECs complying with FCC OVS regulations will receive relaxed oversight. Only the program access, negative option billing prohibition, subscriber privacy, Equal Employment Opportunity, PEG, must-carry and retransmission consent provisions of the Communications Act will apply to LECs providing OVS. Franchising, rate regulation, consumer service provisions, leased access and equipment compatibility will not apply. Cable copyright provisions will apply to programmers using OVS. LFAs may require OVS operators to pay "franchise fees" only to the extent that the OVS provider or its affiliates provide cable services over the OVS. OVS operators will be subject to LFA general right-of-way management regulations. Such fees may not exceed the franchise fees charged to cable operators in the area, and the OVS provider may pass through the fees as a separate subscriber bill item.

         As required by the 1996 Act, the FCC has adopted regulations prohibiting an OVS operator from discriminating among programmers, and ensuring that OVS rates, terms, and conditions for service are reasonable and nondiscriminatory. Further, the FCC has adopted regulations prohibiting a LEC-OVS operator, or its affiliates, from occupying more than one-third of a system's activated channels when demand for channels exceeds supply, although there are no numeric limits. The FCC also has adopted OVS regulations governing channel sharing; extending the FCC's sports exclusivity, network nonduplication, and syndex regulations; and controlling the positioning of programmers on menus and program guides. The 1996 Act does not require LECs to use separate subsidiaries to provide incidental inter Local Access and Transport Area ("interLATA") video or audio programming services to subscribers or for their own programming ventures.

         Cable and Broadcast Television Cross-Ownership. As required by the 1996 Act, the FCC has amended its rules to allow a person or entity to own or control a network of broadcast stations and a cable system. In addition, the 1996 Act eliminates the statutory prohibition against the ownership of cable systems and television stations in the same geographic market, although FCC rules prohibiting such ownership are still in place.

         Signal Carriage. The 1992 Cable Act imposed obligations and restrictions on cable operator carriage of non-satellite delivered television stations. Under the must-carry provision of the 1992 Cable Act, a cable operator, subject to certain restrictions, must carry, upon request by the station, all commercial television stations with adequate signals which are licensed to the same market as the cable system. Cable operators are also obligated to carry all local non-commercial stations. If a non-satellite delivered commercial broadcast station does not request carriage under the must-carry provisions of the 1992 Cable Act, a cable operator may not carry that station without that station's explicit written consent for the cable operator to retransmit its programming. The Company is carrying all television stations that have made legitimate requests for carriage. All other television stations are carried pursuant to written retransmission consent agreements.

         Closed Captioning. In August 1997, in accordance with the 1996 Act, the FCC adopted rules requiring closed captioning of most programming for persons with hearing disabilities. The FCC's rules establish a schedule of gradual compliance. The Company, like all other video programming distributors, is responsible for ensuring that these goals are met.

         Emergency Alert System. In September 1997, the FCC released its rules establishing the deadlines by which cable operators must comply with the new Emergency Alert System ("EAS"). These deadlines vary depending on how many subscribers are served by the particular cable system. The Company, like all other cable operators, is responsible for compliance with the EAS rules.

         Copyright Licensing. Cable systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a blanket license to retransmit broadcast signals. Bills have been introduced in Congress over the past several years that would eliminate or modify the cable compulsory license. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

         Electric Utility Entry Into Telecommunications. The 1996 Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable) notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. It is anticipated that large utility holding companies will become significant competitors to both cable television and other telecommunications providers.

         State and Local Regulation. Because a cable system uses streets and rights-of-way, cable systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchisee selection, system design and construction, safety, consumer relations, billing practices and community-related programming and services among other matters. Cable systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. The 1992 Cable Act prohibits the award of exclusive franchises and allows franchising authorities to exercise greater control over the operation of franchised cable systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or LFAs to adopt certain restrictions on the ownership of cable systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments. Under certain circumstances, LFAs may become certified to regulate basic cable service rates.

         The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable system. Cable franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided.

         Although federal law has established certain procedural safeguards to protect incumbent cable television franchisees against arbitrary denials of renewal, the renewal of a franchise cannot be assured unless the franchisee has met certain statutory standards. Moreover, even if a franchise is renewed, a franchising authority may impose new and stricter requirements, such as the upgrading of facilities and equipment or higher franchise fees (subject, however, to limits set by federal law). To date, however, no request of the Company for franchise renewals or extensions has been denied. Despite favorable legislation and good relationships with its franchising authorities, there can be no assurance that franchises will be renewed or extended.

         Various proposals have been introduced at the state and local levels with regard to the regulation of cable systems, and several states have adopted legislation subjecting cable systems to the jurisdiction of centralized state governmental agencies, some that impose regulation similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. Such proposals and legislation may be preempted by federal statute and/or FCC regulation. Massachusetts and Connecticut have adopted state level regulation.

         The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor the impact upon the cable industry or the Company's cable systems can be predicted at this time.


Glossary of Defined Terms

Certificate of Designation    Pegasus' Certificate of Designation,  Preferences and Relative,  Participating,
                              Optional and Other Special  Rights  thereof  relating to the Series A Preferred
                              Stock.


Class A Common Stock          Pegasus' Class A Common Stock, par value $.01 per share.

Class B Common Stock          Pegasus' Class B Common Stock, par value $.01 per share.

Common Stock                  The Class A Common Stock and the Class B Common Stock.

Company                       Pegasus and its direct and indirect subsidiaries.

Credit Facility               PM&C's $180.0 million credit facility.

DBS                           Direct broadcast satellite television.

DIRECTV                       The video, audio and data services provided via satellite by DIRECTV Enterprises,
                              Inc., or the entity, as applicable.


DSS                           Digital  satellite  system or DSS(R). DSS(R) is a registered  trademark of DIRECTV,
                              Inc.


DTS                           Digital Television Services, Inc. and its subsidiaries, as applicable.

Exchange Notes                Pegasus' 12 3/4% Senior Subordinated Exchange Notes due 2007, which are issuable at Pegasus' option in exchange for the Series A Preferred Stock.


FCC                           Federal Communications Commission.

Fox                           Fox Broadcasting Company.

Hughes                        Hughes Electronics Corporation or one of its subsidiaries, including DIRECTV,
                              Inc., as applicable.


LMAs                          Local marketing agreements, program service agreements or time brokerage agreements between broadcasters and television station licensees pursuant to which broadcasters provide programming to and retain the advertising revenues of such stations in exchange for fees paid to television station licensees.

Location Cash Flow            Location Cash Flow is defined as new revenues less location operating expenses.
                              Location operating expenses consist of programming, barter programming, general and administrative, technical and operations, marketing and selling expenses.
                              Operating Cash Flow is defined as income (loss) from operations plus, (i)
                              depreciation and amortization and (ii) non-cash incentive compensation. The difference between Location Cash Flow and Operating Cash Flow is that Operating
                              Cash Flow includes cash incentive compensation and corporate expenses. Although
                              Location Cash Flow and

                              Operating Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Location Cash Flow and Operating
                              Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.


NRTC                          The National Rural Telecommunications Cooperative, the only entity authorized to provide DIRECTV services that is independent of DIRECTV, Inc. Approximately 165
                              NRTC members and affiliate members are authorized to provide DIRECTV services in exclusive territories granted to members and affiliate members of the NRTC by
                              DIRECTV, Inc.


Pegasus                       Pegasus Communications Corporation.

Pending DBS
Acquisitions                  The acquisition  of DBS  territories  and related  assets from 14  independent providers of DIRECTV services.


PM&C                          Pegasus Media & Communications, Inc., a wholly-owned subsidiary of Pegasus.


PM&C Notes Indenture          The indenture dated July 7, 1995 by and among PM&C, certain of its subsidiaries and First Union National Bank, as trustee, relating to the PM&C Notes.


PM&C Notes                    PM&C's 12 1/2% Series B Senior Subordinated Notes due 2005 issued in an aggregate principal amount of $85.0 million.


PSH                           Pegasus Satellite Holdings, Inc., a wholly-owned subsidiary of Pegasus, which concurrently with the consummation of the Senior Notes Offering sold all of its assets to PM&C in connection with the Subsidiaries Combination.


Senior Notes                  Pegasus' 9 5/8% Series A Senior Notes due 2005 (the "Series A Senior Notes")
                              issued in an aggregate principal amount of $115.0 million or Pegasus' 9 5/8%
                              Series B Senior Notes due 2005 (the "Series B Senior Notes"), which were issued upon exchange of the Series A Senior Notes and which have terms substantially similar to the Series A Senior Notes, as applicable.


Senior Notes Indenture        The indenture between Pegasus and First Union National Bank, as trustee, governing the Senior Notes.


Senior Notes Offering         Pegasus'  offering  of the 9 5/8%  Series A Senior  Notes due 2005 issued in an aggregate principal amount of $115.0 million.



Series A Preferred Stock      Pegasus' 12 3/4% Series A Cumulative Exchangeable Preferred Stock, which was offered in connection with the Unit Offering.


Subsidiaries Combination      The acquisitions of the assets of PSH by PM&C, which occurred concurrently with the consummation of the Senior Notes Offering.


Unit Offering                 Pegasus' public offering of 100,000 Units consisting of 100,000 shares of Series A
                              Preferred Stock and 100,000 Warrants, which was completed on January 27, 1997.


Units                         The units  consisting of Series A Preferred  Stock and Warrants  offered in the
                              Unit Offering.


UPN                           United Paramount Network.

WB                            The WB Television Network.

Item 2: Properties

                                             Owned or                                       Expiration of Lease
Location and Type of Property                Leased       Approximate Size                  or Renewal Options
Corporate Office
Radnor, PA                                   Leased       6,686 sq. ft.                     3/31/99
TV Stations
Jackson, MS (transmitting equipment)         Leased       1,125 foot tower                  2/28/04
Jackson, MS (television station and          (1) Lease/   5,600 sq. ft. bldg.; 900 sq.      N/A
transmitter building)                        Purchase     ft. bldg.
West Mountain, PA (tower & transmitter)      Leased       9.6 acres                         1/31/00
Scranton, PA (television station)            Leased       9,032 sq. ft.                     4/30/00
Bald Eagle Mtn, PA (transmitting equip.)     Owned        179' tower                        N/A
Nescopec Mountain, PA (transmitting)         Owned        400 foot tower                    N/A
Williamsport, PA (tower)                     Owned        175 foot tower                    N/A
Williamsport, PA (land)                      Owned        40,000 sq. ft.                    N/A
Chattanooga, TN (transmitting)               Owned        577 foot tower                    N/A
Chattanooga, TN (television station)         Owned        16,240 sq. ft. bldg. on 3.17      N/A
                                                          acres
Portland, ME (television station)            Leased       8,000 sq. ft.                     12/31/00
Gray, ME (tower site)                        Owned        18.6 acres                        N/A
Midway, FL (television station)              Owned        16,000 sq. ft. bldg. on 3.55      N/A
                                                          acres
Jasper, FL                                   Owned        118 acres                         N/A
Nickleville, GA (tower)                      Owned        22.5 acres                        N/A
Cairo, GA                                    Owned        18 acres                          N/A
DBS Offices
Marlborough, MA (office)                     Leased       11,450 sq. ft.                    6/30/02
Charlton, MA (warehouse)                     Leased       1,750 sq. ft. area                Monthly
Cable Systems
Winchester, CT (headend)                     Owned        15.22 acres                       N/A
Winsted, CT (office)                         Owned        2,000 sq. ft.                     N/A
North Brookfield, MA (headend)               Leased       60,000 sq. ft. / 100' tower       6/01/04
Charlton, MA (office, headend site)          Leased       38,223 sq. ft.                    5/9/99
Hinsdale, MA (headend site)                  Leased       30,590 sq. ft.                    2/1/04
Lanesboro, MA (headend site)                 Leased       62,500 sq. ft.                    4/13/03
West Stockbridge, MA (headend site)          Leased       1.59 acres                        4/4/05
Mayaguez, Puerto Rico (office)               Leased       2,520 sq. ft. building            8/14/00
Mayaguez, Puerto Rico (headend)              Leased       530 sq. ft. building              8/30/98
Mayaguez, Puerto Rico (warehouse)            Leased       1,750 sq. ft. area                monthly
San German, Puerto Rico (headend site)       Owned        1,200 sq. ft.                     N/A
San German, Puerto Rico (tower &             Owned        60' tower                         N/A
transmitter)
San German, Puerto Rico (land)               Leased       192 sq. meters                    30 yr. term
San German, Puerto Rico (office)             Leased       2,928 sq. ft.                     2/1/01
Anasco, Puerto Rico (office)                 Leased       500 sq. ft                        2/28/99
Anasco, Puerto Rico (headend site)           Leased       1,200 sq. meters                  monthly
Anasco, Puerto Rico (headend)                Owned        59 foot tower                     N/A
Guanica, Puerto Rico (headend site)          Leased       121 sq. meters                    2/28/04
Cabo Rojo, Puerto Rico (headend site)        Leased       121 sq. meters                    11/10/04
Hormigueros, Puerto Rico (warehouse)         Leased       2,000 sq. ft.                     monthly

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

Item 4: Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders of Pegasus Communications Corporation during the fourth quarter of fiscal year 1997.

                                     PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

         The Class A Common Stock is traded on the Nasdaq National Market under the symbol "PGTV." The following table sets forth the high and low bids per share of Class A Common Stock, as reported by Nasdaq for the periods subsequent to Pegasus' initial public offering on October 3, 1996. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                     High            Low
                                                     ----            ---
1996
Fourth Quarter (from October 4, 1996).........     $ 16           $ 11 1/4
1997
First Quarter.................................     $ 14           $ 10 3/4
Second Quarter................................     $ 11 3/8       $  8 1/8
Third Quarter.................................     $ 21 1/2       $ 10 1/2
Fourth Quarter................................     $ 25 1/2       $ 19

     As of March 27, 1998, Pegasus had approximately 128 holders of Class A Common Stock (excluding holders whose securities were held in street or nominee name).

     No established public trading market exists for shares of Pegasus' Class B Common Stock. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. All of the Class B Common Stock is owned beneficially by Marshall W. Pagon, Pegasus' President and Chief Executive Officer. Further information on the Class B Common Stock is provided in Item 12 (Security Ownership of Certain Beneficial Owners and Management) herein.

Calculation of Aggregate Market Value of Nonaffiliate Shares

     For the purposes of calculating the aggregate market value of the shares of Class A Common Stock of Pegasus held by nonaffiliates, as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors, including Marshall W. Pagon, Pegasus' President and Chief Executive Officer. However, this should not be deemed to constitute an admission that all directors of Pegasus are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning shareholdings of officers, directors and principal stockholders is included in
Item 12 (Security Ownership of Certain Beneficial Owners and Management) herein.

Dividend Policy

     Pegasus has not paid any cash dividends and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of cash dividends on the Common Stock is restricted by the terms of the Series A Preferred Stock, and the Exchange Notes, if issued. The terms of the Series A Preferred Stock and the Exchange Notes permit Pegasus to pay dividends and interest thereon by issuance, in lieu of cash, of additional shares of Series A Preferred Stock and additional Exchange Notes, if issued, respectively. The Senior Notes Indenture restricts Pegasus' ability to pay cash dividends on the Series A Preferred Stock or cash interest on the Exchange Notes, if issued, prior to July 1, 2002. Pegasus' ability to obtain cash from its subsidiaries with which to pay cash dividends is also restricted by the Credit Facility and the PM&C Indenture. Under the terms of the PM&C Indenture, PM&C is prohibited from paying dividends prior to July 1, 1998.

Recent Sales of Unregistered Securities

     On October 21, 1997, in reliance upon Rule 144A and Regulation S of the general rules and regulations under the Securities Act of 1933, as amended (the "Securities Act"), Pegasus sold $115.0 million of its 9.625% Series A Senior Notes due 2005 in a private placement for which CIBC Wood Gundy Securities Corp. acted as initial purchaser. After giving effect to the initial purchaser's discount of $3.45 million and other expenses of the private placement, the sale of the notes resulted in approximately $111.0 million in net proceeds to the Company.

     On November 7, 1997, Pegasus issued 397,035 shares of its Class A Common Stock as partial consideration for the acquisition of DIRECTV rights and related assets from ViewStar Entertainment Services, Inc. In issuing these shares, Pegasus relied upon the exemption from registration set forth in Section 4(2) of the Securities Act. See Note 18 to the Consolidated Financial Statements and
Item 13 (Certain Relationships and Related Transactions) included herein for information relating to this acquisition.

Item 6: Selected Financial Data

         The selected historical consolidated financial data for the year ended December 31, 1993 have been derived from the Company's audited Consolidated Financial Statements for such period. The selected historical consolidated financial data for the years ended December 31, 1994, 1995, 1996 and 1997 have been derived from the Company's Consolidated Financial Statements for such periods, which have been audited by Coopers & Lybrand L.L.P., as indicated in their report included elsewhere herein. The information should be read in conjunction with the Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere herein.

INCOME STATEMENT DATA:
                                              1993          1994            1995           1996            1997
                                              ----          ----            ----           ----            ----
Net revenues
   DBS                                      $  -            $   174         $ 1,469       $ 5,829        $38,254
   Cable                                      9,134          10,148          10,606        13,496         16,688
   TV(a)                                     10,353          17,869          20,073        28,604         31,876
                                           -----------    ----------     -----------    ------------    -----------
     Total net revenues                      19,487          28,191          32,148        47,929         86,818
                                           -----------    ----------     -----------    ------------    -----------
Direct operating expenses(b)
   DBS                                         -                210           1,379         4,958         26,042
   Cable                                        4,655         5,545           5,791         7,192          8,693
   TV                                           7,580        12,398          13,971        18,754         21,377
Incentive compensation(c)                         192           432             528           985          1,274
Corporate expenses                              1,265         1,506           1,364         1,429          2,256
Depreciation and amortization                   5,978         6,940           8,751        12,061         27,792
                                           -----------    ----------     -----------    ------------    -----------

Income (loss) from operations                   (183)         1,160             364          2,550        (6,588)
Interest expense                              (4,402)        (5,973)         (8,817)       (12,455)      (16,094)
Interest income                                -              -                 370            232         1,539
Other expense, net                              (220)          (65)             (44)          (171)         (723)
Provision (benefit) for income taxes           -                140              30           (120)          200
Gain on sale of cable system                   -              -              -               -             4,451
Extraordinary gain (loss), net                 -              (633)          10,211           (250)       (1,656)
                                           -----------    ----------     -----------    ------------    -----------
Net income (loss)                             (4,805)       (5,651)           2,054         (9,974)      (19,272)
Dividends on Preferred Stock                   -              -              -               -            12,215
                                           -----------    ----------     -----------    ------------    -----------
Net income (loss) applicable to
 Common shares                               $(4,805)      $(5,651)         $ 2,054        $(9,974)     $(31,487)
                                           ===========    ==========     ===========    ============    ===========
Income (loss) per share:
  Loss before extraordinary item                                            $ (1.59)        $(1.56)       $(3.03)
  Extraordinary item                                                           1.99          (0.04)        (0.17)
                                                                         ===========    ============    ===========
  Net income (loss) per share                                               $  0.40        $ (1.60)      $ (3.19)
                                                                         ===========    ============    ===========
Weighted average shares
  Outstanding                                                                 5,140           6,240          9,858
OTHER DATA:
Pre-SAC Location Cash Flow(d)                 $ 7,252       $10,038         $11,419         $17,671        $30,706
Location Cash Flow(d)                           7,252        10,038          11,007          17,025         24,733
Operating Cash Flow(d)                          5,795         8,100           9,287          15,596         22,477
Capital expenditures                              885         1,264           2,640           6,294          9,929
Net cash provided by (used for):
  Operating activities                          1,694         4,103           6,195           4,332         12,993
  Investing activities                           (106)       (3,571)         (6,459)        (82,451)      (146,624)
  Financing activities                         (1,020)         (658)         10,859          74,727        169,098

BALANCE SHEET DATA:
Net working capital (deficiency)             $ (3,844)     $(23,074)        $17,566         $ 6,747        $32,347
Total assets                                   76,386        75,394          95,770         173,680        379,794
Total debt                                     72,127        61,629          82,896         115,575        208,355
Total liabilities                              78,954        68,452          95,521         133,354        239,234
Total equity (deficiency)(e)                   (2,568)        6,942             249          40,326        140,560

(a) Net revenues are shown net of agency commissions and national representation fees.
(b) Direct operating expenses consist of programming, barter programming, general and administrative, technical and operations, marketing and selling and incentive compensation expense.
(c) Incentive compensation represents compensation expenses pursuant to the Restricted Stock Plan and 401(k) Plans. See Item 11 (Executive Compensation
     - Incentive Program.)

(d) Pre-SAC Location Cash Flow is defined as Location Cash Flow plus subscriber acquisition costs. Location Cash Flow is defined as net revenues less location operating expenses. Location operating expenses consist of programming, barter programming, general and administrative, technical and operations, marketing and selling expenses. Operating Cash Flow is defined as income (loss) from operations plus (i) depreciation and amortization and (ii) non-cash incentive compensation. The difference between Location Cash Flow and Operating Cash Flow is that Operating Cash Flow includes cash incentive compensation and corporate expenses. Although Operating Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Location Cash Flow and Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.
(e) The Company has not paid any cash dividends and does no anticipate paying cash dividends on its Common Stock in the foreseeable future. Payment of cash dividends on the Company's Common Stock are restricted by the terms of the Series A Preferred Stock and the Exchange Notes, if issued. The terms of the Series A Preferred Stock and the Exchange Notes, if issued, permit the Company to pay dividends and interest thereon by issuance, in lieu of cash, of additional shares of Series A Preferred Stock and additional Exchange Notes, respectively.


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related notes thereto which are included elsewhere herein. This Report contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein.


General

         The Company is a diversified company operating in growing segments of the media and communications industries: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. As of December 31, 1997, the Company's DBS operations consisted of providing DIRECTV services to approximately 132,000 subscribers in certain rural areas of 27 states in which the Company holds the exclusive right to provide such services. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems. Pegasus Broadcast Television owns and operates five TV stations affiliated with Fox and operates one affiliated with UPN and another affiliated with WB. It has entered into an agreement to operate an additional TV station, which will be affiliated with WB and will commence operations in 1998.

         On January 8, 1998, the Company entered into an agreement to acquire DTS. Upon completion of the merger of a subsidiary of Pegasus into DTS, DTS will become a wholly owned subsidiary of Pegasus. As of December 31, 1997, DTS' operations, pro forma for its pending acquisition, consisted of providing DIRECTV services to approximately 131,000 subscribers in certain rural areas of 11 states in which DTS holds the exclusive right to provide such services.

         Multichannel revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, (iv) general and administrative expenses, and
(v) expensed subscriber acquisition costs. Multichannel programming expenses consist of amounts paid to program suppliers, DSS authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. Broadcast programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash.

         The Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs ("SAC"), which were being capitalized and amortized over a twelve-month period, are currently being charged to operations in the period incurred. This change became effective October 1, 1997. Subscriber acquisition costs charged to operations are excluded from pre-SAC location operating expenses.

Results of Operations

Year ended December 31, 1997 compared to year ended December 31, 1996

         The Company's net revenues increased by approximately $38.9 million or 81% for the year ended December 31, 1997 as compared to the same period in 1996. Multichannel Television net revenues increased $35.6 million or 184% and Broadcast Television net revenues increased $3.3 million or 11%. The net revenues increased as a result of (i) a $32.4 million or 556% increase in DBS revenues of which $2.6 million or 8% was due to the increased number of DBS subscribers in territories owned at the beginning of 1996 and $29.8 million or 92% resulted from acquisitions made subsequent to the third quarter of 1996,
(ii) a $3.2 million or 24% increase in Cable revenues which was the net result of a $804,000 or 8% increase in same system revenues due primarily to rate increases, a $3.9 million increase due to the system acquired effective September 1, 1996 and a $1.6 million reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $3.2 million or 11% increase in TV revenues of which $1.9 million or 57% was due to ratings growth which the Company was able to convert into higher revenues, $1.1 million or 34% was the result of acquisitions made in the first quarter of 1996 and $289,000 or 9% was due to the two new stations launched on August 1, 1997 and October 17, 1997, and (iv) a $34,000 increase in Tower rental income.

         The Company's total location operating expenses, as described above, before DBS subscriber acquisition costs increased by approximately $25.9 million or 85% for the year ended December 31, 1997 as compared to the same period in 1996. Multichannel Television pre-SAC location operating expenses increased $23.2 million or 202% and Broadcast Television location operating expenses increased $2.6 million or 14%. The pre-SAC location operating expenses increased as a result of (i) a $21.7 million or 504% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $1.5 million (resulting from the increased number of DBS subscribers in territories owned at the beginning of
1996) and a $20.2 million increase attributable to territories acquired subsequent to the third quarter of 1996, (ii) a $1.5 million or 21% increase in Cable operating expenses as the net result of a $157,000 or 3% increase in same system operating expenses due primarily to increases in programming costs, a $2.2 million increase attributable to the system acquired effective September 1, 1996 and a $852,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, and (iii) a $2.6 million or 14% increase in TV operating expenses as the result of a $535,000 or 4% increase in same station operating expenses, a $1.4 million increase attributable to stations acquired in the first quarter of 1996 and a $650,000 increase attributable to the two new stations launched on August 1, 1997 and October 17, 1997.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled $10.2 million or $281 per gross subscriber addition for the year ended December 31, 1997, of which $5.3 million was expensed.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by approximately $289,000 or 29% for the year ended December 31, 1997 as compared to the same period in 1996.

         Corporate expenses increased by $827,000 or 58% for the year ended December 31, 1997 as compared to the same period in 1996 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $15.7 million or 130% for the year ended December 31, 1997 as compared to the same period in 1996 as the Company increased its fixed and intangible asset base as a result of five completed acquisitions during 1996 and twenty-five completed acquisitions during 1997.

         As a result of these factors, the Company reported a loss from operations of $6.6 million for the year ended December 31, 1997 as compared to income from operations of $2.6 million for the same period in 1996.

         Interest expense increased by approximately $3.6 million or 29% for the year ended December 31, 1997 as compared to the same period in 1996 as a result of an increase in debt associated with the Company's acquisitions (see "Liquidity and Capital Resources - Financings").

         The Company's net loss increased by approximately $9.3 million for the year ended December 31, 1997 as compared to the same period in 1996 as a net result of an increase in the loss from operations of approximately $9.1 million, an increase in interest expense of $3.6 million, an increase in the provision for income taxes of $320,000, a decrease in other expenses of approximately $755,000, an increase in the extraordinary loss on extinguishment of debt of $1.4 million and a gain on the sale of the New Hampshire cable system of approximately $4.5 million.

         The Company declared preferred stock dividends amounting to $12.2 million which were paid by issuing shares of Series A Preferred Stock.

Year ended December 31, 1996 compared to year ended December 31, 1995

         The Company's net revenues increased by approximately $15.8 million or 49% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $8.5 million or 43% increase in TV revenues of which $1.5 million or 17% was due to ratings growth which the Company was able to convert into higher revenues and $7.0 million or 83% was the result of acquisitions made in the first quarter of 1996, (ii) a $4.4 million or 297% increase in DBS revenues of which $2.7 million or 63% was due to the increased number of DBS subscribers and $1.7 million or 37% resulting from acquisitions made in the fourth quarter of 1996, (iii) a $2.0 million or 51% increase in Puerto Rico cable revenues due primarily to an acquisition effective September 1, 1996, (iv) a $864,000 or 13% increase in New England cable revenues due primarily to rate increases and new combined service packages, and (v) a $16,000 increase in Tower rental income.

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

         As a result of these factors, incentive compensation which is calculated from increases in pro forma Location Cash Flow increased by approximately $457,000 or 87% for the year ended December 31, 1996 as compared to the same period in 1995.

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

         Interest expense increased by approximately $3.6 million or 42% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of a combination of the Company's issuance of the PM&C Notes on July 7, 1995 and an increase in debt associated with the Company's 1996 acquisitions. A portion of the proceeds from the issuance of the PM&C Notes was used to retire floating debt on which the effective interest rate was lower than the 12.5% interest rate under the PM&C Notes. The PM&C Notes, however, have more favorable terms such as no requirement for principal repayment, subject to certain conditions, until the end of the term.

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

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been the net cash provided by its TV and cable operations, credit available under its credit facilities and proceeds from public and private offerings. The Company's principal use of its cash has been to fund acquisitions, to meet debt service obligations, to fund investment in its TV and cable technical facilities and to fund subscriber acquisition costs.

         Pre-SAC Location Cash Flow increased by $13.0 million or 74% for the year ended December 31, 1997 as compared to the same period in 1996. Multichannel Television Pre-SAC Location Cash Flow increased $12.4 million or 158% and Broadcast Television Location Cash Flow increased $649,000 or 7%. Pre-SAC Location Cash Flow increased as a result of (i) a $10.7 million or 705% increase in DBS Pre-SAC Location Cash Flow of which $1.0 million or 10% was due to an increase in same territory Pre-SAC Location Cash Flow and $9.7 million or 90% was attributable to territories acquired subsequent to the third quarter of 1996, (ii) a $1.7 million or 27% increase in Cable Location Cash Flow which was the net result of a $646,000 or 14% increase in same system Location Cash Flow, a $1.7 million increase due to the system acquired effective September 1, 1996 and a $703,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $615,000 or 6% increase in TV Location Cash Flow as the net result of a $1.3 million or 17% increase in same station Location Cash Flow, a $343,000 decrease attributable to stations acquired in the first quarter of 1996 and a $361,000 decrease attributable to the two new stations launched on August 1, 1997 and October 17, 1997, and (iv) a $34,000 increase in Tower Location Cash Flow.

         The Company is required to maintain a letter of credit in favor of the NRTC to collateralize payment of the NRTC billings. As of December 31, 1997, this letter of credit amounted to approximately $8.5 million. The Company is required to increase this amount with any DBS acquisition by an amount equal to the acquired DBS entity's highest month of billings times three.

         During the year ended December 31, 1997, net cash provided by operating activities was approximately $13.0 million, which together with $8.6 million of cash on hand, $6.9 million of net proceeds from the sale of the New Hampshire cable system and $169.1 million of net cash provided by the Company's financing activities was used to fund other investing activities totaling $153.6 million. Financing activities consisted of raising $95.8 million in net proceeds from the Unit Offering and $111.0 million in net proceeds from the Senior Notes Offering, borrowing $94.2 million under PSH's credit facility (the "PSH Credit Facility"), repayment of $94.2 million of indebtedness under the PSH Credit Facility and $29.6 million of indebtedness under PM&C's credit facility (the "PM&C Credit Facility"), net repayment of approximately $657,000 of other long-term debt, placing $1.2 million in restricted cash to collateralize a letter of credit and the incurrence of approximately $6.2 million in debt issuance costs associated with the PSH Credit Facility and the Credit Facility. Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of (i) the acquisition of DBS assets from four independent DIRECTV providers during the first quarter of 1997 for approximately $34.0 million, (ii) the acquisition of DBS assets from five independent DIRECTV providers during the second quarter of 1997 for approximately $22.5 million, (iii) the acquisition of DBS assets from ten independent DIRECTV providers during the third quarter of 1997 for approximately $42.7 million, (iv) the acquisition of DBS assets from six independent DIRECTV providers during the fourth quarter of 1997 for approximately $34.4 million, (v) broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $5.8 million, (vi) the interconnection and expansion of the Puerto Rico cable systems amounting to approximately $1.8 million, (vii) DBS subscriber acquisition costs, which were being capitalized through September 30, 1997 and amortized over a twelve-month period, of approximately $4.9 million, (viii) payments of programming rights amounting to $2.6 million, and (ix) maintenance and other capital expenditures and intangibles totaling approximately $5.0 million. As of December 31, 1997, the Company's cash on hand approximated $44.0 million.

         Location Cash Flow increased by $6.0 million or 55% for the year ended December 31, 1996 as compared to the same period in 1995 as a result of (i) a $3.7 million or 62% increase in TV Location Cash Flow of which $1.6 million or 42% was due to an increase in same station Location Cash Flow and $2.1 million or 58% was due to an increase attributable to stations acquired in the first quarter of 1996, (ii) a $781,000 or 868% increase in DBS Location Cash Flow of which $312,000 or 40% was due to an increase in same territory Location Cash Flow and $469,000 or 60% was due to an increase attributable to the territories acquired in the fourth quarter of 1996, (iii) a $1.1 million or 72% increase in Puerto Rico cable Location Cash Flow of which $126,000 or 11% was due to an increase in same system Location Cash Flow and $998,000 or 89% was due to the system acquired effective September 1, 1996, (iv) a $375,000 or 11% increase in New England cable Location Cash Flow, and (v) a $26,000 increase in Tower Location Cash Flow.

         During the year ended December 31, 1996, net cash provided by operating activities was approximately $4.3 million, which together with $12.0 million of cash on hand, $9.9 million of restricted cash and $74.7 million of net cash provided by the Company's financing activities was used to fund investing activities totaling $82.5 million. Investment activities consisted of (i) the Portland, Maine and Tallahassee, Florida TV acquisitions for approximately $16.6 million, (ii) the San German, Puerto Rico cable acquisition for approximately $26.0 million, (iii) the acquisition of DBS assets from two independent DIRECTV providers during the third quarter of 1996 for approximately $29.9 million, (iv) the purchase of the Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") office facility and headend facility for $201,000, (v) the fiber upgrade in the PCT-CT cable system amounting to $323,000, (vi) the purchase of DSS units used as rental and lease units amounting to $832,000, (vii) payments of programming rights amounting to $1.8 million, and (viii) maintenance and other capital expenditures and intangibles totaling approximately $6.7 million. As of December 31, 1996, the Company's cash on hand approximated $8.6 million.

         During the year ended December 31, 1995, net cash provided by operations was approximately $6.2 million, which together with $1.4 million of cash on hand and $10.9 million of net cash provided by the Company's financing activities was used to fund a $12.5 million distribution to Pegasus' parent and to fund investing activities totaling $6.5 million. Investment activities consisted of (i) the final payment of the deferred purchase price for the Company's New England DBS rights of approximately $1.9 million, (ii) the purchase of a new WDSI studio and office facility for $520,000, (iii) the purchase of a LIBOR cap for $300,000, (iv) the purchase of DSS units used as rental and lease units for $157,000, (v) payments of programming rights amounting to $1.2 million, and (vi) maintenance and other capital expenditures and intangibles totaling approximately $2.3 million.

Financings

         On January 27, 1997, the Company completed the Unit Offering ("Unit Offering") in which it sold 100,000 units, consisting of 100,000 shares of 12.75% Series A Cumulative Exchangeable Preferred Stock and 100,000 Warrants to purchase 193,600 shares of Class A Common Stock ("Warrants"). The Unit Offering resulted in net proceeds to the Company of $95.8 million. The Company applied the net proceeds from the Unit Offering as follows: (i) $30.1 million to the repayment of all outstanding indebtedness under the PM&C Credit Facility and expenses related thereto, and (ii) $56.5 million for the payment of the cash portion of the purchase price in the acquisition of DBS assets from nine independent DIRECTV providers. The remaining net proceeds were used for working capital, general corporate purposes and to finance other acquisitions.


         On July 9, 1997, PSH entered into a $130.0 million credit facility (the "PSH Credit Facility"), which was collateralized by substantially all of the assets of PSH and its subsidiaries. The facility consisted of a $40.0 million seven-year senior term loan and a $90.0 million six-year senior revolving credit facility. As of October 21, 1997, the Company had drawn $94.2 million under the PSH Credit Facility in connection with various DBS acquisitions. On October 21, 1997, outstanding balances under the PSH Credit Facility were repaid from the proceeds of the Senior Notes Offering, and commitments under the PSH Credit Facility were terminated. Deferred financing fees relating to the $130.0 million revolving credit facility were written off, resulting in an extraordinary loss of $1.2 million on the refinancing transaction.

         On October 21, 1997, the Company completed the Senior Notes Offering in which it sold $115.0 million of 9.625% Series A Senior Notes, resulting in net proceeds to the Company of approximately $111.0 million. The Company applied the net proceeds from the Senior Notes Offering as follows: (i) $94.2 million to the repayment of all outstanding indebtedness under the PSH Credit Facility, and
(ii) $16.8 million for the payment of the cash portion of the purchase price for the acquisition of DBS assets from various independent DIRECTV providers.

         On December 10, 1997, PM&C entered into the Credit Facility. The Credit Facility is a $180.0 million six-year, collateralized, reducing revolving credit facility. Borrowings under the Credit Facility are available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. Concurrently with the closing of the Credit Facility, the PM&C Credit Facility was terminated. A portion of the deferred fees relating to the PM&C Credit Facility were written off, resulting in an extraordinary loss of $460,000 on the refinancing transaction.

         The Company is highly leveraged. As of December 31, 1997, the Company has indebtedness of $208.4 million, total common stockholders' equity of $27.4 million, preferred stock of $111.3 million and, assuming certain conditions are met, $171.5 million available under the Credit Facility. For the year ended December 31, 1997, the Company's earnings were inadequate to cover its combined fixed charges and dividends on Series A Preferred Stock by approximately $31.3 million.

         The Company is restricted by the Senior Notes Indenture from paying dividends on the Series A Preferred Stock in cash prior to July 1, 2002. Additionally, the PM&C Indenture and Credit Facility contains certain financial and operating covenants, including restrictions on PM&C to incur additional indebtedness, create liens and to pay dividends.

         Pre-SAC Location Cash Flow is defined as net revenues less location operating expenses before subscriber acquisition costs. Location Cash Flow is defined as net revenues less location operating expenses. Although Pre-SAC Location Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Pre-SAC Location Cash Flow and Location Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measures for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

         The Company closely monitors conditions in the capital markets to identify opportunities for the effective and prudent use of financial leverage. In financing its future expansion and acquisition requirements, the Company would expect to avail itself of such opportunities and thereby increase its indebtedness, which could result in increased debt service requirements. There can be no assurance that such debt financing can be completed on terms satisfactory to the Company or at all. The Company may also issue additional equity to fund its future expansion and acquisition requirements.

Capital Expenditures

         The Company's capital expenditures aggregated $9.9 million in 1997 as compared to $6.3 million in 1996. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1998 capital projects include (i) DBS facility upgrades of approximately $500,000, and (ii) approximately $2.6 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. Effective October 1, 1997, the Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which were being capitalized through September 30, 1997 and amortized over a twelve-month period, will be charged to operations in the period incurred. The Company commenced the programming of two new TV stations, WPME on August 1, 1997 and WGFL on October 17, 1997 and its plans are to commence programming of an additional station in 1998. There can be no assurance that the Company's capital expenditure plans will not change in the future.

Other
         The Company has reviewed all of its system as to the Year 2000 issue. The Company has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of its TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems will be in place by the third quarter of 1998. The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that its vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. Costs to be incurred beyond 1997, relating to the Year 2000 issue are not expected to be significant.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company believes that cash on hand, together with available borrowings under the Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. The Company engages in discussions with respect to acquisition opportunities in media and communications businesses on a regular basis. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

         On January 8, 1998, the Company entered into the Agreement and Plan of Merger to acquire DTS for approximately 5.5 million shares of Pegasus' Class A Common Stock. As of December 31, 1997, DTS' operations, pro forma for its pending acquisition, consisted of providing DIRECTV services to approximately 131,000 subscribers in certain rural areas of eleven states in which DTS holds the exclusive right to provide such services. Upon completion of the DTS Acquisition, DTS will become a wholly owned subsidiary of Pegasus.

         On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems to Avalon Cable of New England, LLC for a purchase price of at least $28 million and not more than $31 million.

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Under the terms of the PM&C Notes Indenture, PM&C is prohibited from paying dividends prior to July 1, 1998. Under the terms of the Credit Facility, PM&C is restricted from paying dividends. In addition, Pegasus' ability to pay dividends and Pegasus' and its subsidiaries' ability to incur indebtedness are subject to certain restrictions contained in the Senior Notes Indenture and Certificate of Designation governing the Series A Preferred Stock.

         PM&C's ability to incur additional indebtedness is limited under the terms of the PM&C Notes Indenture and the Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the Credit Facility, capital expenditures and business acquisitions in excess of certain agreed upon levels will require lender consent.

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

         The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. Substantially all of the Company's indebtedness bears interest at a fixed rate.

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company has reviewed the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and the implementation of the above standards is not expected to have any significant impact on its consolidated financial statements.


Item 7A: Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Item 8: Financial Statements and Supplementary Data

         The information required by this item is set forth on pages F-1 through F-27.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

         Set forth below is certain information concerning the executive officers and directors of Pegasus.

Name                       Age      Position
----                       ---      --------
Marshall W. Pagon          42       Chairman of the Board, President and Chief Executive Officer
Robert N. Verdecchio       41       Senior Vice President, Chief Financial Officer, Treasurer, Assistant Secretary
                                    and Director
Ted S. Lodge               41       Senior Vice President, Chief Administrative Officer, General Counsel and
                                    Secretary
Howard E. Verlin           36       Vice President and Assistant Secretary
James J. McEntee, III      40       Director
Mary C. Metzger            52       Director
Donald W. Weber            61       Director

         Marshall W. Pagon has served as President, Chief Executive Officer and Chairman of the Board of Pegasus since its incorporation, and served as Treasurer of Pegasus from its incorporation to June 1997. Mr. Pagon also serves as Chief Executive Officer and Director of each of Pegasus' subsidiaries. From 1991 to October 1994, when the assets of various affiliates of PM&C, principally limited partnerships that owned and operated the Company's TV and cable operations, were transferred to PM&C's subsidiaries, entities controlled by Mr. Pagon served as the general partner of these partnerships and conducted the business of the Company. Mr. Pagon's background includes over 17 years of experience in the media and communications industry.

     Robert N. Verdecchio has served as Pegasus' Senior Vice President, Chief Financial Officer and Assistant Secretary since its inception and as Pegasus' Treasurer since June 1997. He has also served similar functions for PM&C's affiliates and predecessors in interest since 1990. Mr. Verdecchio has been a Director of Pegasus and PM&C since December 18, 1997. Mr. Verdecchio is a certified public accountant and has over 12 year of experience in the media and communications industry.

     Ted S. Lodge has served as Senior Vice President, Chief Administrative Officer, General Counsel and Assistant Secretary of Pegasus since July 1, 1996. In June 1997, Mr. Lodge became Pegasus' Secretary. From June 1992 through June 1996, Mr. Lodge practiced law with the law firm of Lodge & Company. During such period, Mr. Lodge was engaged by the Company as its outside legal counsel in connection with various matters.

     Howard E. Verlin is a Vice President and Assistant Secretary of Pegasus (and was until June 1997 its Secretary) and is responsible for operating activities of the Company's DBS and cable subsidiaries, including supervision of their general managers. Mr. Verlin has served similar functions with respect to the Company's predecessors in interest and affiliates since 1987 and has over 14 years of experience in the media and communications industry.

     James J. McEntee, III has been a Director of Pegasus since October 8, 1996. Mr. McEntee has been a member of the law firm of Lamb, Windle & McErlane, P.C. for the past five years and a principal of that law firm for the past four years.

     Mary C. Metzger has been a Director of Pegasus since November 14, 1996. Ms. Metzger has been Chairman of Personalized Media Communications L.L.C. and its predecessor company, Personalized Media Communications Corp. since February 1989. Ms. Metzger has also been Managing Director of Video Technologies International, Inc. since June 1986.

     Donald W. Weber has been a Director of Pegasus since its incorporation and a director of PM&C since November 1995. Until its acquisition by Pegasus in

November 1997, Mr. Weber had been the President and Chief Executive Officer of ViewStar Entertainment Services, Inc., an NRTC associate that distributes DIRECTV services in North Georgia, since August 1993. From November 1991 through August 1993, Mr. Weber was a private investor and consultant to various communication companies. Prior to that time, Mr. Weber was President and Chief Executive Officer of Contel Corporation until its merger with GTE Corporation in 1991. Mr. Weber is currently a member of the boards of directors of Powertel, Inc. and Healthdyne Information Enterprises, Inc., which are publicly-traded companies.

         In connection with the acquisition of DIRECTV rights and related assets from Harron Communications Corp., Pegasus Communications Holdings, Inc., Pegasus' parent corporation, agreed to nominate a designee of Harron as a member of Pegasus' Board of Directors. Effective October 8, 1996, James J. McEntee, III, was appointed to Pegasus' Board of Directors as Harron's designee.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Pegasus' executive officers and directors and persons who own more than ten percent of a registered class of Pegasus' equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Pegasus with copies of these reports. Based on Pegasus' review of the copies of these reports received by it, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, Pegasus believes that all filings required to be made by the reporting persons for 1997 were made on a timely basis, other than a Form 4 filed for Howard Verlin, an executive officer of Pegasus, for December 1997 which reported only one of the two sales made by Mr. Verlin during the month. Mr. Verlin's December 1997 Form 4 was amended 11 days after it was due to reflect the previously unreported sale.

Item 11: Executive Compensation

         The following table sets forth certain information for the Company's last three fiscal years concerning the compensation paid to the Chief Executive Officer and to each of the Company's most highly compensated officers, whose total annual salary and bonus for the fiscal year ended December 31, 1997 exceeded $100,000.

                                                                                    Long Term
                                                                               Compensation Awards
                                                  Annual Compensation (1)    Restricted   Securities
                                                  -----------------------      Stock      Underlying     All Other
      Name             Principal Position           Year         Salary       Award(2)      Options    Compensation(3)
      ----             ------------------           ----         ------       --------      -------    ---------------


Marshall W.            President and Chief          1997        $200,000       $100,558      85,000      $63,228(4)
Pagon                   Executive Officer
                                                    1996        $150,000         --           --         $62,253(4)
                                                    1995        $150,000         --           --            --

Robert N.           Senior Vice President and       1997        $150,000       $ 50,279      40,000      $  9,500
Verdecchio           Chief Financial Officer
                                                    1996        $125,000       $555,940       --         $  6,875
                                                    1995        $122,083       $133,450       --            --

Ted S. Lodge(5)   Senior Vice President, Chief      1997        $150,000       $ 40,223      40,000      $  1,800
                   Adminisrtative Officer and
                        Gerneral Counsel
                                                    1996        $75,000          --           --              --


Howard E. Verlin    Vice President, Satellite       1997        $135,000       $100,558      40,000      $  1,685
                      and Cable Television
                                                    1996        $100,000       $ --           --         $  1,100
                                                    1995        $100,000       $ 95,321       --              --

----------------------
(1) Prior to the consummation of the Initial Public Offering, the Company's executive officers never received any salary or bonus compensation from the Company. The salary amounts presented above for 1995 and for January 1, 1996 through October 8, 1996 were paid by an affiliate of the Company. After October 8, 1996, the Company's executive officers' salaries were paid by the Company. There are no employment agreements between the Company and its executive officers.
(2) Awards presented for 1995 represent grants of the non-voting common stock of Pegasus Communications Holdings, Inc., the parent of the Company (the "Parent"). In 1995, 875 shares and 625 shares of the Parent's non-voting common stock were granted to Mr. Verdecchio and Mr. Verlin, respectively. The amounts shown in the table for 1995 are based on a valuation prepared for the Parent at the time of the grants. Upon the completion of the Initial Public Offering, all shares of the Parent's non-voting common stock were exchanged for shares of Class A Common Stock pursuant to the Management Share Exchange Agreement. As a result, Messrs. Verdecchio and Verlin received an aggregate of 131,193 and 39,321 shares of Class A Common Stock, respectively. In addition, upon the Initial Public Offering, certain shares of Class B Common Stock were exchanged for shares of Class A Common Stock and distributed to certain members of management, including 38,807 shares of Class A Common Stock that were distributed to Mr. Verdecchio. One-fourth of the aggregate shares granted in 1995 and 1996 vested or will vest on December 31 of each of 1995, 1996, 1997 and 1998. In 1996, Mr. Verdecchio also received a grant of 903 shares pursuant to the Company's Restricted Stock Plan, which shares were immediately vested. On December 31, 1997, Messrs. Verdecchio and Verlin had an aggregate of 42,500 and 9,830 shares of Class A Common Stock, respectively, which were unvested and had a value as of December 31, 1997 of $881,875 and $203,973, respectively, based on the closing price of the Class A Common Stock on such date of $20.75.
(3) Unless otherwise indicated, the amounts listed represent the Company's contributions under its 401(k) Plans. The amounts listed for 1997 do not include discretionary contributions that may be made by the Company since such contributions, if any, have not been determined to date.
(4) Of the amounts listed for Mr. Pagon for 1997 and 1996, $9,500 and $8,525, respectively, represent the Company's contributions under its 401(k) Plans and $53,727 and $53,728, respectively, represent the actuarial benefit to Mr. Pagon of premiums paid by the Company in connection with the split dollar agreement entered into by the Company with the trustees of an insurance trust established by Mr. Pagon. See Item 13 (Certain Relationships and Related Transactions -- Split Dollar Agreement).
(5)  Mr. Lodge became an employee of the Company on July 1, 1996.


                              Option Grants in 1997
                           Potential Realizable Value


                                          % of Total
                                        Options Granted    Exercise
                           Options      to Employees in      Price       Expiration
       Name                Granted      Fiscal Year(1)     Per Share        Date           5%(2)         10%(2)
---------------------- --------------- ---------------- -------------- -------------- -------------- ---------------

Marshall W. Pagon          85,000            38.6%          $11.00         3-21-07       $588,016      $1,490,149

Robert N. Verdecchio       40,000            18.2%          $11.00         3-21-07       $276,714        $701,247

Howard E. Verlin           40,000            18.2%          $11.00         3-21-07       $276,714        $701,247

Ted S. Lodge               40,000            18.2%          $11.00         3-21-07       $276,714        $701,247

------------------
(1) The Company granted options to employees to purchase a total of 220,000 shares during 1997.
(2) These amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

      Aggregated Option Exercises in 1997 and 1997 Year-End Option Values


                                                          Number of Unexercised             Value of Unexercised
                                                            Options at Fiscal               In-the-Money Options
                                                                Year-End                    at Fiscal Year-End(1)
                                                       ---------------------------      -----------------------------
                           Shares
                         Acquired on      Value
       Name               Exercise       Realized      Exercisable   Unexercisable       Exercisable    Unexercisable
       ----               --------       --------      -----------   -------------       -----------    -------------
Marshall W. Pagon            --            --            --            85,000               --           $828,750

Robert N. Verdecchio         --            --            --            40,000               --           $390,000

Howard E. Verlin             --            --            --            40,000               --           $390,000

Ted S. Lodge                 --            --            --            40,000               --           $390,000


------------------
(1) In-the-money options are those where the fair market value of the underlying securities exceeds the exercise price of the option. The closing price of Pegasus' Class A Common Stock on December 31, 1997 was $20.75 per share.


Compensation of Directors

         Under Pegasus' By-Laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the Board of Directors, Pegasus currently pays its directors who are not employees or officers of Pegasus an annual retainer of $5,000 plus $500 for each Board meeting attended in person and $250 for each Board meeting held by telephone. Pegasus also reimburses each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the Board or committee of the Board.

         On March 21, 1997 and February 17, 1998, James J. McEntee, III, Mary
C. Metzger, and Donald W. Weber, representing all of Pegasus' nonemployee directors, each received options under the Stock Option Plan (as defined) to purchase 5,000 shares of Class A Common Stock under the Pegasus Communications 1996 Stock Option Plan. Each option vests in annual installments of 2,500 shares, was issued at an exercise price of $11.00 and $21.375, respectively per share (the price equal to the closing price of the Class A Common Stock at the time of the grant), and is exercisable until the tenth anniversary from the date of grant.

Compensation Committee Interlocks and Insider Participation

         During 1997, decisions concerning executive compensation of executive officers were generally made by the Board of Directors, which included Marshall
W. Pagon, the President and Chief Executive Officer of Pegasus, and since December 18, 1997, Robert N. Verdecchio, Pegasus' Senior Vice President and Chief Financial Officer. The Compensation Committee, however, made decisions regarding option grants under the Stock Option Plan (as defined) and discretionary awards and special recognition awards to officers under the Restricted Stock Plan (as defined).

Incentive Program

General

         The Incentive Program, which includes the Restricted Stock Plan (as defined), the 401(k) Plans (as defined) and the Stock Option Plan (as defined), is designed to promote growth in stockholder value by providing employees with restricted stock awards in the form of Class A Common Stock and grants of options to purchase Class A Common Stock. Awards under the Restricted Stock Plan (other than excess and discretionary awards) and the 401(k) Plans (other than matching contributions) are in proportion to annual increases in Location Cash Flow. For this purpose Location Cash Flow is automatically adjusted for acquisitions such that, for the purpose of calculating the annual increase in Location Cash Flow, the Location Cash Flow of the acquired properties is included as if it had been a part of the Company's financial results for the comparable period of the prior year.

         The Company believes that the Restricted Stock Plan and 401(k) Plans result in greater increases in stockholder value than result from a conventional stock option program, because these plans create a clear cause and effect relationship between initiatives taken to increase Location Cash Flow and the amount of incentive compensation that results therefrom.

         Although the Restricted Stock Plan and 401(k) Plans like conventional stock option programs provide compensation to employees as a function of growth in stockholder value, the tax and accounting treatments of these programs are different. For tax purposes, incentive compensation awarded under the Restricted Stock Plan (upon vesting) and the 401(k) Plans is fully tax deductible as compared to conventional stock option grants which generally are only partially tax deductible upon exercise. For accounting purposes, conventional stock option programs generally do not result in a charge to earnings while compensation under the Restricted Stock Plan and the 401(k) Plans do result in a charge to earnings. The Company believes that these differences result in a lack of comparability between the EBITDA of companies that utilize conventional stock option programs and the EBITDA of the Company. The table below lists the specific maximum components of the Restricted Stock Plan (other than excess and discretionary awards) and the 401(k) Plans (other than matching contributions) in terms of a $1 increase in annual Location Cash Flow.

Component                                                                                                  Amount
---------                                                                                                  ------
Restricted Stock grants to general managers based on the increase in annual Location Cash Flow of
         individual business units  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6 (cent)
Restricted Stock grants to department managers based on the increase in annual Location Cash Flow
         of individual business units . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6 (cent)
Restricted Stock grants to corporate managers (other than executive officers) based on the
         Company-wide increase in annual Location Cash Flow . . . . . . . . . . . . . . . . . . . . .      3 (cent)
Restricted Stock grants to employees selected for special recognition . . . . . . . . . . . . . . . .      5 (cent)
Restricted Stock grants under the 401(k) Plans for the benefit of all eligible employees and
         allocated pro-rata based on wages  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10 (cent)
                                                                                                          --
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30 (cent)

         As of February 28, 1998, the Company has seven general managers, 35 department managers and four corporate managers.

         Executive officers and non-employee directors are not eligible to receive profit sharing awards under the Restricted Stock Plan. Executive officers are eligible to receive awards under the Restricted Stock Plan consisting of (i) special recognition awards, (ii) excess awards made to the extent that an employee does not receive a matching contribution under the 401(k) Plans because of restrictions of the Internal Revenue Code of 1986, as amended (the "Code") and (iii) discretionary restricted stock awards determined by a Board committee, or the full Board. Executive officers and non-employee directors are eligible to receive options under the Stock Option Plan.

Restricted Stock Plan

         In September 1996, Pegasus adopted the Pegasus Restricted Stock Plan (the "Restricted Stock Plan" and, together with the 401(k) Plans and the Stock Option Plan, the "Incentive Program"), which was also approved by Pegasus' stockholders in September 1996. The Restricted Stock Plan will terminate in September 2006. Under the Restricted Stock Plan, 270,000 shares of Class A Common Stock (to be increased to 350,000 shares upon shareholder approval) are available for granting restricted stock awards to eligible employees of the Company. The Restricted Stock Plan provides for four types of restricted stock awards that are made in the form of Class A Common Stock as shown in the table above: (i) profit sharing awards to general managers, department managers and corporate managers (other than executive officers); (ii) special recognition awards for consistency (team award), initiative (a team or individual award), problem solving (a team or individual award) and individual excellence; and
(iii) excess awards that are made to the extent that an employee does not receive a matching contribution under the U.S. 401(k) Plan or Puerto Rico 401(k) Plan because of restrictions of the Internal Revenue Code of 1986, as amended or the Puerto Rico Internal Revenue Code, respectively; and (iv) discretionary restricted stock awards. Restricted Stock Awards other than special recognition awards vest 34% after two years of service with the Company (including years before the Restricted Stock Plan was established), 67% after three years of service and 100% after four years of service. Effective April 30, 1998, special recognition awards (including outstanding awards) will become fully vested on the later of April 30, 1998, or the date the special recognition award is granted.

Stock Option Plan

         In September 1996, Pegasus adopted the Pegasus Communications 1996 Stock Option Plan (the "Stock Option Plan"), which was also approved by Pegasus' stockholders in September 1996. The Stock Option Plan terminates in September 2006. Under the Stock Option Plan, up to 450,000 shares of Class A Common Stock (to be increased to 970,000 shares upon shareholder approval) are available for the granting of nonqualified stock options ("NQSOs") and options qualifying as incentive stock options ("ISOs") under Section 422 of the Code. Executive officers, who are not eligible to receive profit sharing awards under the Restricted Stock Plan, are eligible to receive NQSOs or ISOs under the Stock Option Plan, but no executive officer may be granted options covering more than 275,000 shares (to be increased to 550,000 shares upon shareholder approval) of

Class A Common Stock under the Stock Option Plan. Directors of Pegasus who are not employees of the Company are eligible to receive NQSOs under the Stock Option Plan. Currently, four executive officers and three non-employee directors are eligible to receive options under the Stock Option Plan.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information, as of February 28, 1998, with respect to the beneficial holdings of each director, each of the executive officers named in the Summary Compensation Table, and all executive officers and directors as a group, as well as the holdings of each stockholder who was known to Pegasus to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of more than 5% of the Class A Common Stock and Class B Common Stock, based upon Company records or records of the Commission. The information does not give effect to the shares of Class A Common Stock issuable upon exercise of the Warrants or certain stock options. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders generally, and holders of Class B Common Stock are entitled to ten votes per share. Shares of Class B Common Stock are convertible immediately into shares of Class A Common Stock on a one-for-one basis, and accordingly, holders of Class B Common Stock are deemed to own the same number of shares of Class A Common Stock. Pegasus Communications Holdings, Inc. (the "Parent"), two subsidiaries of the Parent and Pegasus Capital, L.P. hold in the aggregate all shares of Class B Common Stock, representing 44.4% of the Common Stock (and 88.9% of the combined voting power of all voting stock) of Pegasus on a fully diluted basis. Marshall W. Pagon is deemed to be the beneficial owner of all of the Class B Common Stock. The outstanding capital stock of the Parent consists of 64,119 shares of Class A Voting Common Stock and 5,000 shares of Non-Voting Stock, all of which are beneficially owned by Marshall W. Pagon.


                                               Pegasus Class A Common Stock        Pegasus Class B Common Stock
                                                    Beneficially Owned                  Beneficially Owned
                                            ----------------------------------- ------------------------------------
                                                 Shares              %               Shares               %
Marshall W. Pagon(1)(2)                      4,611,599(3)          44.6%           4,581,900             100.0%
Robert N. Verdecchio                           165,242(4)(5)        2.8%               --                 --
Howard E. Verlin                                52,153(4)(5)         (6)               --                 --
Ted S. Lodge                                    15,669(5)(7)         (6)               --                 --
James J. McEntee, III                            3,000(8)            (6)               --                 --
Mary C. Metzger                                  3,000(8)            (6)               --                 --
Donald W. Weber                                390,920(9)           6.8%               --                 --
Harron Communications Corp.(10)(11)            852,110             14.8%               --                 --
T. Rowe Price Associates, Inc. and
  related entities(12)                         480,400              8.4%               --                 --
Wellington Management Company, LLP(13)         494,500              8.6%               --                 --
PAR Investment Partners, L.P. and
  related entities(14)                         355,200              6.2%               --                 --
Directors and Executive Officers as a
  group(15)(7 persons)                       5,241,583             50.4%           4,581,900             100.0%

----------------------
(1) The address of this person is c/o Pegasus Communications Management Company, 5 Radnor Corporate Center, Suite 454, 100 Matsonford Road, Radnor, PA 19087.
(2) Pegasus Capital, L.P. holds 1,217,348 shares of Class B Common Stock. Mr. Pagon is the sole shareholder of the general partner of Pegasus Capital, L.P. and is deemed to be the beneficial owner of these shares. All of the 3,364,552 remaining shares of Class B Common Stock are owned by the Parent and two subsidiaries of the Parent. All shares of Class A Voting Common Stock of the Parent are held by Pegasus Communications Limited Partnership. Mr. Pagon controls Pegasus Communications Limited Partnership by reason of his ownership of all the outstanding voting stock of the sole general partner of a limited partnership that is, in turn, the sole general partner in Pegasus Communications Limited Partnership. As such, Mr. Pagon is the beneficial owner of 100% of Class B Common Stock with sole voting and investment power over all such shares.
(3) Includes 4,581,900 shares of Class B Common Stock, which are convertible into shares of Class A Common Stock on a one-for-one basis and 17,000 shares of Class A Common Stock which are issuable upon the exercise of the vested portion of outstanding stock options.
(4) On March 26, 1997, the Commission declared effective a registration statement filed by Pegasus which would permit Messrs. Verdecchio and Verlin to sell shares of Class A Common Stock subject to certain vesting and other restrictions. As of February 28, 1998, Messrs. Verdecchio and Verlin are permitted to sell 150,000 and 29,321 shares of Class A Common Stock, respectively, pursuant to the registration statement. Messrs. Verdecchio and Verlin have sole voting and investment power over their shares, subject to certain vesting restrictions.
(5) Includes 9,090 shares of Class A Common Stock which are issuable upon the exercise of the vested portion of outstanding stock options.
(6)  Represents less than 1% of the outstanding shares of Class A Common
     Stock.
(7) Also includes 1,500 shares of Class A Common Stock owned by Ted S. Lodge's wife, for which Mr. Lodge disclaims beneficial ownership, and 5,079 shares of Class A Common Stock issued to Mr. Lodge and his wife, subject to certain vesting restrictions.
(8) Includes 2,500 shares of Class A Common Stock which are issuable upon the exercise of the vested portion of outstanding stock options.
(9) Includes 5,885 shares of Class A Common Stock issuable upon the exercise of the vested portion of outstanding stock options.

(10) Under the terms of a stockholder's agreement entered into by the Company in connection with the acquisition of direct broadcast satellite television rights in Michigan and Texas, the Company has until October 8, 1998 a right of first offer to purchase any shares sold by Harron Communications Corp. in a private transaction exempt from registration under the Securities Act.
(11) The address of Harron Communications Corp. is 70 East Lancaster Avenue, Frazer, PA 19355.
(12) T. Rowe Price Associates ("T. Rowe Price") is deemed to be the beneficial owner of 480,400 shares, over which it has sole investment power and with respect to 13,000 shares sole voting power. The address of T.Rowe Price is 10 East Pratt St., Baltimore, MD 21202.
(13) Consists of 207,400 shares over which Wellington Management Company, LLP ("WMC") has shared voting power and 494,500 shares over which WMC has shared investment power. The address of WMC is 75 State Street, Boston, MA 02109.
(14) PAR Investment Partners, L.P. ("PIP") has sole voting and investment power with respect to 355,200 shares. The sole general partner of PIP is PAR Group, L.P. ("PAR Group"), whose sole general partner is PAR Capital Management, Inc. ("PAR Capital"). As a consequence, each of PAR Group and PAR Capital may be deemed to be the beneficial owner of the 355,200 shares held by PIP with sole voting and investment power with respect to such shares. The address of PIP is Suite 1600, One Financial Center, Boston, MA 02111.
(15) See footnotes (2), and (3) with respect to Mr. Pagon, (4), (6) and (7) with respect to Messrs. Verdecchio, Verlin and Lodge, (8) with respect to Mr. McEntee and Ms. Metzger, and (9) with respect to Mr. Weber.

Item 13: Certain Relationships And Related Transactions

Split Dollar Agreement

         In December 1996, the Company entered into a split dollar agreement with the trustees of an insurance trust established by Marshall W. Pagon. Under the split dollar agreement, the Company agreed to pay a portion of the premiums for certain life insurance policies covering Mr. Pagon owned by the insurance trust. The agreement provides that the Company will be repaid for all amounts it expends for such premiums, either from the cash surrender value or the proceeds of the insurance policies. For 1996 and 1997, the actuarial benefit to Mr. Pagon of premiums paid by the Company amounted to $53,728 and $53,727, respectively.

Loan Program

         In February 1997, the Company adopted a program to assist its employees in obtaining loans for various purposes, including to enable employees to pay income taxes as a result of grants of Class A Common Stock by the Company. Assistance may take the form of direct loans by the Company, guarantees by the Company of loans made by third parties, or other forms of credit support or credit enhancement, including without limitation, agreements by the Company to purchase such loans, purchase any collateral securing such loans (including Class A Common Stock), lend money or otherwise provide funds for the repayment of such loans. Any direct loan by the Company may not exceed 75 percent of the market value of the Class A Common Stock at the time that the loan is made.

         In April 1997, Robert N. Verdecchio, Howard E. Verlin and Guyon W. Turner, a former executive officer of Pegasus, obtained loans of $432,000, $68,000 and $414,000, respectively, from a bank and pledged their shares of Class A Common Stock as security. Proceeds from the loans were used to pay tax liabilities arising from grants of Pegasus' Class A Common Stock. Pursuant to the loan program, the Company agreed, upon any default by these officers under the loans, to purchase from the bank the Class A Common Stock securing the loans for prices (ranging from $3.71 to $5.66 per share) sufficient to repay the loans.

Harron Designee

     In connection with the acquisition of DBS rights and related assets from Harron Communications Corp. ("Harron") in October 1996, the Parent agreed to nominate a designee of Harron as a member of the Company's Board of Directors. James J. McEntee, III was appointed to the Company's Board of Directors as Harron's designee. Harron's right to name a designee terminates on October 8, 1998.

ViewStar DBS Acquisition

         Effective October 31, 1997, the Company acquired DIRECTV distribution rights for certain rural areas of Georgia and related assets (the "ViewStar DBS Acquisition") from ViewStar Entertainment Services, Inc. ("ViewStar"). Prior to the acquisition, Donald W. Weber, a director of Pegasus, was the President and Chief Executive Officer of ViewStar and together with his son owned approximately 73% of the outstanding stock of ViewStar. The ViewStar DBS Acquisition was effected through a merger of ViewStar into a subsidiary of Pegasus. The purchase price of the ViewStar DBS Acquisition consisted of approximately $6.4 million in cash and 397,035 shares of Class A Common Stock. The acquisition involved the execution of noncompetition agreements by Mr. Weber and his son and the execution of a shareholders agreement (which included the granting of certain registration rights on the shares of Class A Common Stock issued in connection with the acquisition).

Relationship with KB Prime Media and Affiliated Entities

         The Company intends to enter into an agreement to sell to KB Prime Media, L.L.C. ("KB Prime Media") the license for TV station WOLF, one of the Company's TV stations serving the Northeastern Pennsylvania DMA, and certain related assets, including leases and subleases for studio, office, tower and transmitter space and equipment, for a cash payment of $500,000 and ongoing rental payments of approximately $25,000 per year. The closing of this transaction will be subject to FCC consent. KB Prime Media is a corporation owned 80% by W.W. Keen Butcher, the stepfather of Marshall W. Pagon. The Company will have an option to repurchase WOLF's license, subject to applicable FCC rules and regulations, and related assets for a cash payment of $500,000 plus interest accruing at the rate of 12% per annum until the option is exercised. Concurrently with the closing under the agreement described above, the Company and KB Prime Media will enter into an LMA, pursuant to which the Company will provide programming to WOLF and retain all revenues generated from advertising in exchange for certain payments to KB Prime Media. The financial terms of the LMA have not been finalized; however, the term of the LMA will be seven years, with two automatic renewals.

         The Company also intends to enter into an agreement to sell to KB Prime Media the option to acquire the construction permit for unbuilt television station WFXU and certain related assets, including leases and subleases for studio, office, tower and transmitter space and equipment. WFXU will rebroadcast WTLH pursuant to the terms of an LMA agreement between the Company and KB Prime Media. The terms of this transaction have not been finalized, and the closing of the transaction is subject to FCC consent.

         In addition to these two transactions, the Company expects to enter into other transactions with companies controlled by Mr. Butcher relating to FCC licenses, LMAs and similar arrangements that the Company determines to be of benefit to it. In connection with such transactions, the Company anticipates that it will provide guarantees or other forms of credit support for bank loans to Mr. Butcher or companies controlled by him. To date the Company has pledged approximately $1.1 million of bank deposits to collateralize loans to Mr. Butcher the proceeds of which were contributed into another entity controlled by Mr. Butcher and used as deposits for auctions of television licenses and other operating expenses. The Company's board of directors has authorized the Company to provide similar credit support for up to $3.0 million of credit to Mr. Butcher for transactions that the Company determines to be to its advantage.

         The Company believes that all of these transactions, including those with respect to WOLF and WFXU, will be done at fair value.

         The proposed LMAs with WOLF and WFXU are currently subject to no adverse regulatory rulings or requirements. Because of the pendency of certain rulemaking proceedings at the FCC, this situation cannot be guaranteed to continue.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      The following documents are filed as part of this Report:

         (1)      Financial Statements

         The financial statements filed as part of this Report are listed on the Index to Financial Statements on page F-1.

         (2)      Financial Statement Schedules

                                                                           Page
                                                                           ----
         Report of Coopers & Lybrand L.L.P..................................S-1
         Schedule II - Valuation and Qualifying Accounts....................S-2

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits

Exhibit
Number   Description of Document
-------  -----------------------

2.1 Contribution and Exchange Agreement by and between the Parent and Harron dated as of May 30, 1996 (including form of Joinder Agreement, Stockholder's Agreement and Noncompetition Agreement) (which is incorporated by reference to Exhibit 2.2 to Pegasus' Registration Statement on Form S-1 (File No.
         333-05057)).
2.2 Amendment No. 1 to Exhibit 2.1 (which is incorporated by reference to Pegasus' Form 8-K, dated October 8, 1996).
2.3 Amendment No. 2 to Exhibit 2.1 (which is incorporated by reference to Exhibit 2.5 to Pegasus' Registration Statement on
         Form S-1 (File No. 333-057057)).
2.4 Amendment No. 3 to Exhibit 2.1 (which is incorporated by reference to Exhibit 4 to Pegasus' Form 8-K dated October 8, 1996).
2.5 Joinder Agreement by and among Pegasus Communications Holdings, Inc., Pegasus Communications Corporation and Harron Communications Corp. dated as of October 8, 1996 (which is incorporated by reference to Exhibit 5 to Pegasus' Form 8-K dated October 8, 1996).
2.6 Stockholders' Agreement by and among Pegasus Communications Holdings, Inc., Pegasus Communications Corporation and Harron Communications Corporation dated as of October 8, 1996 (which is incorporated by reference to Exhibit 6 to Pegasus' Form 8-K dated as of October 8,
         1996).
2.7 Non-Competition Agreement by and among Pegasus Communications Holdings, Inc., Pegasus Communications Corporation and Harron Communications Corp. dated October 8, 1996 (which is incorporated by reference to Exhibit 7 to Pegasus Form 8-K dated as of October 8, 1996).
2.8 Agreement and Plan of Merger dated January 8, 1998 among Pegasus Communications Corporation and certain of its shareholders, Pegasus DTS Merger Sub, Inc., and Digital Television Services, Inc. and certain of its shareholders, including forms of Registration Rights Agreement and Voting Agreement as exhibits (which is incorporated by reference herein to Exhibit 2.1 to Pegasus's Form 8-K dated December 10, 1997).

2.9 Asset Purchase Agreement dated as of January 16, 1998 between Avalon Cable of New England, LLC and Pegasus Cable Television, Inc. and Pegasus Cable Television of Connecticut, Inc. (which is incorporated by reference herein to Pegasus' Form 8-K dated January 16, 1998).
3.1 Certificate of Incorporation of Pegasus, as amended (which is incorporated by reference to Exhibit 3.1 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).
3.2 By-Laws of Pegasus (which is incorporated by reference to Exhibit 3.2 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).
3.3 Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof which is incorporated by reference to Exhibit 3.3 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595).
4.1 Indenture, dated as of July 7, 1995, by and among Pegasus Media & Communications, Inc., the Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National Association, as Trustee, relating to the 12 1/2 % Series B Senior Subordinated Notes due 2005 (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to Exhibit 4.1 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
4.2 Form of 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).
4.3 Form of Subsidiary Guarantee with respect to the 12 1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).
4.4 Indenture by and between Pegasus and First Union National Bank, as trustee, relating to the Exchange Notes (included in Exhibit 3.3 above).
4.5 Indenture, dated as of October 21, 1997, by and between Pegasus Communications Corporation and First Union National Bank, as trustee, relating to the Senior Notes (which is incorporated by reference herein to Exhibit 4.1 to Amendment No. 1 to Pegasus' Form 8-K dated September 8, 1997).
10.1 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and D. & K. Broadcast Properties L.P. relating to television station WDBD (which is incorporated herein by reference to
         Exhibit 10.5 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.2 Agreement and Amendment to Station Affiliation Agreement, dated as of June 11, 1993, between Fox Broadcasting Company and Donatelli & Klein Broadcast relating to television station WDBD (which is incorporated herein by reference to Exhibit 10.6 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.3 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcast Company and Scranton TV Partners Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.8 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.4 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Scranton TV Partners, Ltd. relating to television station WOLF (which is incorporated herein by reference to Exhibit 10.9 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.5 Amendment to Fox Broadcasting Company Station Affiliation Agreement Regarding Network Nonduplication Protection, dated December 2, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television stations WOLF, WWLF, and WILF (which is incorporated herein by reference to Exhibit 10.10 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.6 Consent to Assignment, dated May 1, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WOLF (which is incorporated herein by reference to Exhibit
         10.11 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.7 Station Affiliation Agreement, dated March 30, 1992, between Fox Broadcasting Company and WDSI Ltd. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.12 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.8 Agreement and Amendment to Station Affiliation Agreement, dated June 11, 1993, between Fox Broadcasting Company and Pegasus Broadcast Television, L.P. relating to television station WDSI (which is incorporated herein by reference to Exhibit 10.13 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.9 Franchise Agreement for Mayaguez, Puerto Rico (which is incorporated herein by reference to Exhibit 10.14 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.10 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality)).
10.11 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.12 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).
10.13 Franchise Agreement granted to Dom's Tele-Cable, Inc., to build and operate cable television systems for the municipalities of Cabo Rojo, San German, Lajas, Hormigueros, Guanica, Sabana Grande and Maricao (which is incorporated herein by reference to Exhibit 2 to Pegasus Media & Communications, Inc.'s Form 8-K dated March 21, 1996).
10.14 Franchise Agreement granted to Dom's Tele-Cable, Inc. to build and operate cable television systems for the municipalities of Anasco, Rincon and Las Marias (which is incorporated herein by reference to
         Exhibit 3 to Pegasus Media & Communications, Inc.'s Form 8-K dated March 21, 1996).
10.15 Credit Agreement dated as of December 9, 1997 by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference herein to Exhibit 10.1 to Pegasus' Form 8-K dated December 10, 1997).
10.16+ Pegasus Restricted Stock Plan (which is incorporated by reference to Exhibit 10.28 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).
10.17+ Option Agreement for Donald W. Weber (which is incorporated by reference to Exhibit 10.29 Pegasus' Registration Statement on
         Form S-1 (File No. 333-05057)).
10.18+ Pegasus 1996 Stock Option Plan (which is incorporated by reference to Exhibit 10.30 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).
10.19+ Amendment to Option Agreement for Donald W. Weber, dated December 19, 1996 (which is incorporated by reference to Exhibit 10.31 to Pegasus' Registration Statement on Form S-1 (File No. 333-18739)).
10.20 Warrant Agreement between Pegasus and First Union National Bank, as Warrant Agent relating to the Warrants (which is incorporated by reference to Exhibit 10.32 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595)).
10.21 Amendment to Credit Agreement executed as of March 10, 1998, by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference to Exhibit 10.21 to Pegasus's Registration Statement on Form S-4 (File No. 333044929)).
21.1 Subsidiaries of Pegasus (which is incorporated by reference to 21.1 to Pegasus's Registration Statement on Form S-4 (File No. 333-44929)).
23.1*    Consent of Coopers & Lybrand L.L.P.
24.1*    Powers of Attorney (included in Signatures and Powers of Attorney).
27.1*    Financial Data Schedule.
---------------
*        Filed herewith.
+        Indicates a management contract or compensatory plan.

         (b)      Reports on Form 8-K.

         On October 8, 1997, Pegasus filed a Current Report on Form 8-K dated September 8, 1997 reporting under Item 5 the following events: (i) the completion of certain DBS acquisitions that had been made from January 1, 1997 to an effective date of September 8, 1997, (ii) Pegasus' intention to offer senior notes in a private offering, (iii) information relating to certain pending DBS acquisitions, (iv) the acquisition by PM&C of the assets of Pegasus Satellite Holdings, Inc. upon completion of the senior notes offering (the "Subsidiaries Combination"), and (v) Pegasus' intention to enter into a new credit facility. The Form 8-K included under Item 7 certain financial statements relating to completed and pending DBS acquisitions and pro forma consolidated financial information giving effect, among other things, to the completed and pending DBS acquisitions and to the offering of the senior notes. On October 31, 1997, Pegasus filed Amendment No. 1 to its Current Report on Form 8-K to report updated information relating to events (i) through (v) above, including the consummation on October 21, 1997 of a private offering of $115.0 million aggregate principal amount of 9.625% Series A Senior Notes and the completion of the Subsidiaries Combination, and to provide certain updated pro forma consolidated financial information.

         On November 13, 1997, Pegasus filed a Current Report on Form 8-K dated November 5, 1997 reporting under Item 5 (i) Pegasus entering into an agreement in principle to acquire Digital Television Services, Inc., the second largest independent provider of DIRECTV programming, and (ii) Pegasus' entering into a letter of intent to sell its New England cable systems, consisting of five headends serving 13 towns in Connecticut and Massachusetts. The Form 8-K contained no pro forma or other financial information.

                        SIGNATURES AND POWERS OF ATTORNEY


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PEGASUS COMMUNICATIONS CORPORATION



                       By: /s/  Marshall W. Pagon
                           ------------------------------------------
                                Marshall W. Pagon
                                Chief Executive Officer and President

                              Date: March 30, 1998
                              --------------------

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

Signature                                              Title                                    Date
                                                       -----                                    ----

         /s/ Marshall W. Pagon                         President, Chief Executive Officer       March 30, 1998
---------------------------------------------          And Chairman of the Board
             Marshall W. Pagon
       (Principal Executive Officer)


        /s/ Robert N. Verdecchio                       Senior Vice President, Chief             March 30, 1998
---------------------------------------------          Financial Officer, Assistant
            Robert N. Verdecchio                       Secretary, and Director
(Principal Financial and Accounting Officer)

       /s/ James J. McEntee, III                       Director                                 March 30, 1998
---------------------------------------------
           James J. McEntee, III

          /s/ Mary C. Metzger                          Director                                 March 30, 1998
---------------------------------------------
              Mary C. Metzger

          /s/ Donald W. Weber                          Director                                 March 30, 1998
---------------------------------------------
              Donald W. Weber


                       PEGASUS COMMUNICATIONS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                 ----


Report of Coopers & Lybrand L.L.P.                                                               F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997                                     F-3

Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997       F-4

Consolidated Statements of Changes in Total Equity for the years ended December 31, 1995,
  1996 and 1997                                                                                  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997       F-6

Notes to Consolidated Financial Statements                                                       F-7


REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Pegasus Communications Corporation


We have audited the accompanying consolidated balance sheets of Pegasus Communications Corporation as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pegasus Communications Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1998

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets

                                                                                        December 31,
                                                                    --------------------------------------------------
                                                                           1996                           1997
                                                                    -------------------            -------------------
                              ASSETS

Current  assets:
     Cash and cash equivalents                                              $8,582,369                    $44,049,097
     Restricted cash                                                        -                               1,220,056
     Accounts receivable, less allowance for doubtful
      accounts of $243,000 and $319,000, respectively                        9,155,545                     13,819,571
     Program rights                                                          1,289,437                      2,059,346
     Inventory                                                                 697,957                        974,920
     Deferred taxes                                                          1,290,397                      2,602,453
     Prepaid expenses and other                                                851,592                        788,669
                                                                    -------------------            -------------------
       Total current assets                                                 21,867,297                     65,514,112

Property and equipment, net                                                 24,115,138                     27,686,646
Intangible assets, net                                                     126,236,128                    284,774,027
Program rights                                                               1,294,985                      2,262,299
Deposits and other                                                             166,498                        624,629
                                                                    -------------------            -------------------

     Total assets                                                         $173,680,046                   $380,861,713
                                                                    ===================            ===================


                  LIABILITIES AND TOTAL EQUITY

Current liabilities:
     Current portion of long-term debt                                       $363,833                     $6,357,320
     Accounts payable                                                       5,075,981                     10,240,615
     Accrued interest                                                       5,592,083                      8,177,261
     Accrued expenses                                                       3,803,993                      6,973,297
     Current portion of program rights payable                                601,205                      1,418,581
                                                                   -------------------            -------------------
       Total current liabilities                                           15,437,095                     33,167,074

Long-term debt, net                                                       115,211,610                    201,997,811
Program rights payable                                                      1,365,284                      1,416,446
Deferred taxes                                                              1,339,859                      2,652,454
                                                                   -------------------            -------------------
      Total liabilities                                                   133,353,848                    239,233,785

Commitments and contingent liabilities                                     -                              -

Minority interest                                                          -                               3,000,000

Series A preferred stock                                                   -                             111,264,424

Common stockholders' equity:
     Class A common stock                                                      46,632                         57,399
     Class B common stock                                                      45,819                         45,819
     Additional paid-in capital                                            57,736,011                     64,034,687
     Deficit                                                              (17,502,264)                   (36,774,401)
                                                                   -------------------            -------------------
      Total common stockholders' equity                                    40,326,198                     27,363,504
                                                                   -------------------            -------------------
     Total liabilities and stockholders' equity                          $173,680,046                   $380,861,713
                                                                   ===================            ===================

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations






                                                                             Years Ended December 31,
                                                            ----------------------------------------------------------------
                                                                 1995                  1996                     1997
                                                            ----------------      ----------------        ------------------
Revenues:

     Basic and satellite service                                $10,002,579           $16,645,428               $49,305,330
     Premium services                                             1,652,419             2,197,188                 4,665,823
     Broadcasting revenue,
       net of agency commissions                                 14,862,734            21,813,409                23,927,876
     Barter programming revenue                                   5,110,662             6,337,220                 7,520,000
     Other                                                          519,682               935,387                 1,399,397
                                                            ----------------      ----------------        ------------------
       Total revenues                                            32,148,076            47,928,632                86,818,426
                                                            ----------------      ----------------        ------------------

Operating expenses:
     Programming                                                  5,475,623             9,889,895                24,340,556
     Barter programming expense                                   5,110,662             6,337,220                 7,520,000
     Technical and operations                                     2,740,670             3,271,564                 3,741,708
     Marketing and selling                                        3,928,073             5,481,315                14,352,775
     General and administrative                                   3,885,473             5,923,247                12,129,765
     Incentive compensation                                         527,663               985,365                 1,273,872
     Corporate expenses                                           1,364,323             1,429,252                 2,256,233
     Depreciation and amortization                                8,751,489            12,060,498                27,791,903
                                                            ----------------      ----------------        ------------------
       Income (loss) from operations                                364,100             2,550,276                (6,588,386)

Interest expense                                                 (8,793,823)          (12,454,891)              (16,094,037)
Interest expense - related party                                    (22,759)             -                        -
Interest income                                                     370,300               232,361                 1,538,569
Other expenses, net                                                 (44,488)             (171,289)                 (723,439)
Gain on sale of cable system                                       -                     -                        4,451,320
                                                            ----------------      ----------------        ------------------

     Loss before income taxes and
       extraordinary items                                       (8,126,670)           (9,843,543)              (17,415,973)
Provision (benefit) for income taxes                                 30,000              (120,000)                  200,000
                                                            ----------------      ----------------        ------------------
     Loss before extraordinary items                             (8,156,670)           (9,723,543)              (17,615,973)
Extraordinary gain (loss) from
  extinguishment of debt, net                                    10,210,580              (250,603)               (1,656,164)
                                                            ----------------      ----------------        ------------------

     Net income (loss)                                            2,053,910            (9,974,146)              (19,272,137)
     Preferred stock dividends                                     -                     -                       12,215,000
                                                            ----------------      ----------------        ------------------

     Net income (loss) applicable to common shares               $2,053,910           ($9,974,146)             ($31,487,137)
                                                            ================      ================        ==================


Basic and diluted earnings per common share:
     Loss before extraordinary items                                 ($1.59)               ($1.56)                   ($3.02)
     Extraordinary gain (loss)                                         1.99                 (0.04)                    (0.17)
                                                            ----------------      ----------------        ------------------
     Net income (loss)                                                $0.40                ($1.60)                   ($3.19)
                                                            ================      ================        ==================

     Weighted average shares outstanding                          5,139,929             6,239,646                 9,858,244
                                                            ================      ================        ==================



           See accompanying notes to consolidated financial statements
                                       F-4

                       Pegasus Communications Corporation
               Consolidated Statements of Changes in Total Equity



                                                                     Common Stock
                                                    Series A         ------------              Additional
                                                    Preferred       Number          Par          Paid-In
                                                      Stock        of Shares       Value         Capital
                                                    -------------------------------------------------------

Balances at January 1, 1995                                           494        $494       $16,382,054
Net income (loss)
Distributions to Partners
Distributions to Parent                                                                     (12,500,000)
Exchange of common stock                                          161,006       1,121            (1,121)
Issuance of Class B common stock                                    8,500          85         3,999,915

                                                    -------------------------------------------------------
Balances at December 31, 1995                                     170,000       1,700         7,880,848
Net loss
Contributions by Parent                                                                         579,152
Distributions to Parent                                                                      (2,946,379)
Issuance of Class A common stock due to:
  Initial Public Offering                                       3,000,000      30,000        38,153,000
  WPXT Acquisition                                                 82,143         821         1,149,179
  MI/TX DBS Acquisition                                           852,110       8,521        11,921,025
  Awards                                                            3,614          36            50,559
Issuance of Class B common stock due to:
  WPXT Acquisition                                                 71,429         714           999,286
Conversions of partnerships
Exchange of PM&C Class B                                          183,275       1,833            (1,833)
Exchange of PM&C Class A                                        4,882,541      48,826           (48,826)
                                                    -------------------------------------------------------
Balances at December 31, 1996                                   9,245,112      92,451        57,736,011
Net loss
Issuance of Class A common stock due to:
  Acquisitions of DBS properties                                  923,860       9,239        14,827,014
  Liveoak Transaction                                              34,000         340           360,910
  Incentive compensation and awards                               118,770       1,188         1,307,453
Issuance of Class A preferred stock due to:
  Unit Offering                               $100,000,000
  Paid and accrued dividends                    12,215,000                                  (12,215,000)
Issuance of warrants due to:
  Acquisition of DBS properties                                                               1,067,723
  Unit Offering                                   (950,576)                                     950,576
                                              =============================================================
Balances at December 31, 1997                 $111,264,424     10,321,742    $103,218       $64,034,687
                                             ==============================================================


                                                                                        Total
                                                     Retained         Partners'         Common
                                                     Earnings          Capital       Stockholders'
                                                     (Deficit)        (Deficit)          Equity
                                              -----------------------------------------------------

Balances at January 1, 1995                      ($3,905,909)     ($5,535,017)      $6,941,622
Net income (loss)                                  5,731,192       (3,677,282)       2,053,910
Distributions to Partners                                            (246,515)        (246,515)
Distributions to Parent                                                            (12,500,000)
Exchange of common stock
Issuance of Class B common stock                                                     4,000,000

                                              -----------------------------------------------------
Balances at December 31, 1995                      1,825,283       (9,458,814)         249,017
Net loss                                          (5,934,261)      (4,039,885)      (9,974,146)
Contributions by Parent                                               105,413          684,565
Distributions to Parent                                                             (2,946,379)
Issuance of Class A common stock due to:
  Initial Public Offering                                                           38,183,000
  WPXT Acquisition                                                                   1,150,000
  MI/TX DBS Acquisition                                                             11,929,546
  Awards                                                                                50,595
Issuance of Class B common stock due to:
  WPXT Acquisition                                                                   1,000,000
Conversions of partnerships                      (13,393,286)      13,393,286
Exchange of PM&C Class B
Exchange of PM&C Class A
                                              -----------------------------------------------------
Balances at December 31, 1996                    (17,502,264)       -               40,326,198
Net loss                                         (19,272,137)                      (19,272,137)
Issuance of Class A common stock due to:
  Acquisitions of DBS properties                                                    14,836,253
  Liveoak Transaction                                                                  361,250
  Incentive compensation and awards                                                  1,308,641
Issuance of Class A preferred stock due to:
  Unit Offering
  Paid and accrued dividends                                                       (12,215,000)
Issuance of warrants due to:
  Acquisition of DBS properties                                                      1,067,723
  Unit Offering                                                                        950,576
                                              ==================================================
Balances at December 31, 1997                   ($36,774,401)       -              $27,363,504
                                             ==================================================




           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                     Consolidated Statements of Cash Flows


                                                                             Years Ended December 31,
                                                                ---------------------------------------------------------
                                                                        1995                1996                   1997
                                                                        ----                ----                   ----
Cash flows from operating activities                                 $2,053,910           ($9,974,146)         ($19,272,137)
  Net income (loss)
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities;
     Extraordinary (gain) loss on
     extinguishment of debt, net                                    (10,210,580)              250,603             1,656,164
     Depreciation and amortization                                    8,751,489            12,060,498            27,791,903
     Program rights amortization                                      1,263,190             1,514,122             1,715,556
     Accretion on discount of bonds                                     195,454               392,324               394,219
     Stock incentive compensation                                         -                    50,595                 -
     Gain on sale of cable system                                         -                     -                (4,451,320)
     Bad debt expense                                                   146,147               335,956             1,141,913
     Change in assets and liabilities:
         Accounts receivable                                           (815,241)           (4,607,356)           (5,608,113)
         Inventory                                                     (389,318)              402,942              (115,800)
         Prepaid expenses and other                                     490,636              (521,697)              305,066
         Accounts payable and accrued expenses                         (796,453)            4,552,633             7,308,021
         Advances payable - related party                               326,279              (468,327)                -
         Accrued interest                                             5,173,745               418,338             2,585,178
         Deposits and other                                               5,843               (74,173)             (458,131)
                                                                    -----------            ----------          ------------
     Net cash provided by operating activities                        6,195,101             4,332,212            12,992,519
                                                                    -----------            ----------          ------------
  Cash flows from investing activities:
         Acquisitions, net of cash acquired                               -               (72,567,216)         (133,886,247)
         Cash acquired from acquisitions                                  -                     -                   379,044
         Capital expenditures                                        (2,640,475)           (6,294,352)           (9,929,181)
         Purchase of intangible assets                               (2,334,656)           (1,758,727)           (7,548,345)
         Payments of programming rights                              (1,233,777)           (1,830,903)           (2,584,241)
         Proceeds from sale of cable system                                                     -                 6,945,270
         Other                                                         (250,000)                -                     -
                                                                    -----------            ----------          ------------
     Net cash used for investing activities                          (6,458,908)          (82,451,198)         (146,623,700)
                                                                    -----------            ----------          ------------
   Cash flows from financing activities:
         Proceeds from long-term debt                                81,455,919                 -               115,000,000
         Repayments of long-term debt                               (48,095,692)             (103,639)             (320,612)
         Borrowings on revolving credit facilities                    2,591,335            41,400,000            94,726,250
         Repayments of revolving credit facilities                   (2,591,335)          (11,800,000)         (124,326,250)
         Proceeds from borrowings from related parties                   20,000                 -                     -
         Restricted cash                                             (9,881,198)            9,881,198            (1,220,056)
         Debt issuance costs                                         (3,974,454)             (304,237)          (10,236,923)
         Capital lease repayments                                      (166,050)             (267,900)             (336,680)
         Contributions by Parent                                          -                   684,565
         Distributions to Parent                                    (12,500,000)           (2,946,379)                -
         Proceeds from issuance or common stock                       4,000,000            42,000,000                 -
         Underwriting and IPO costs                                                        (3,817,000)                -
         Proceeds from issuance of Series A preferred stock                -                   -                100,000,000
         Underwriting and preferred offering costs                         -                   -                 (4,187,920)
                                                                    -----------            ----------          ------------
     Net cash provided by financing activities                       10,858,525            74,726,608           169,097,909
                                                                    -----------            ----------          ------------
     Net increase (decrease) in cash and cash equivalents            10,594,718            (3,392,378)           35,466,728
     Cash and cash equivalents, beginning of year                     1,380,029            11,974,747             8,582,369
                                                                    -----------            ----------          ------------
     Cash and cash equivalents end of year                          $11,974,747            $8,592,369           $44,049,097
                                                                    ===========            ==========          ============


          See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company, incorporated under the laws of the State of Delaware in May 1996, and is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent"). Pegasus' direct subsidiaries are Pegasus Media & Communications, Inc. ("PM&C"), Pegasus Development Corporation ("PDC"), Pegasus Towers, Inc. ("Towers") and Pegasus Communications Management Company ("PCMC").

         PM&C is a diversified media and communications company whose subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas which encompass portions of twenty-seven states, own and operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico, own and operate broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox") and operate, pursuant to local marketing agreements, stations affiliated with United Paramount Network ("UPN") and The WB Television Network ("WB").

         PDC provides capital for various satellite initiatives such as subscriber acquisitions costs. Towers owns and operates transmitting towers located in Pennsylvania and Tennessee. PCMC provides certain management and accounting services for the Company.

         In October 1996, Pegasus completed an initial public offering (the "Initial Public Offering") in which it sold 3,000,000 shares of its Class A Common Stock to the public at a price of $14 per share, resulting in net proceeds to the Company of $38.1 million.

         In January 1997, Pegasus completed a unit offering (the "Unit Offering") in which it sold 100,000 shares of 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 193,600 shares of Class A Common Stock at an exercise price of $15 per share, to the public at a price of $1,000 per unit, resulting in net proceeds to the Company of $95.8 million. The Company applied the net proceeds from the Unit Offering as follows: (i) $30.1 million to the repayment of all outstanding indebtedness under the PM&C Credit Facility (as defined) and expenses related thereto, and (ii) $56.5 million for the payment of the cash portion of the purchase price for the acquisition of DBS assets from nine independent DIRECTV providers. The remaining net proceeds were used for working capital, general corporate purposes and to finance other acquisitions.

         In October 1997, the Company completed a senior notes offering (the "Senior Notes Offering") in which it sold $115.0 million of 9.625% Series A Senior Notes (the "Senior Notes"), resulting in net proceeds to the Company of approximately $111.0 million. The Company applied the net proceeds from the Senior Notes Offering as follows: (i) $94.2 million to the repayment of all outstanding indebtedness under the PSH Credit Facility (as defined), and (ii) $16.8 million for the payment of the cash portion of the purchase price for the acquisition of DBS assets from various independent DIRECTV providers.


2.   Summary of Significant Accounting Policies:

Basis of Presentation:

         The accompanying consolidated financial statements include the accounts of Pegasus and all of its subsidiaries or affiliates. All intercompany transactions and balances have been eliminated.

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Restricted Cash:

         The Company has restricted cash held in escrow of approximately $1.2 million at December 31, 1997 to collateralize loans made by banks to employees enabling them to pay income taxes as a result of grants of Class A Common Stock by the Company.

Inventories:

         Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Long-Lived Assets:

         The Company's assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amounts may not be recoverable. The Company assesses the recoverability of its assets by determining whether the depreciation or amortization of the respective asset balance can be recovered through projected undiscounted future cash flows.

Property and Equipment:

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the statement of operations. For cable television systems, initial subscriber installation costs, including material, labor and overhead costs of the hookup are capitalized as part of the distribution facilities. The costs of disconnection and reconnection are charged to expense. Satellite equipment that is leased to customers is stated at cost.
         Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:

     Reception and distribution facilities.........     7 to 11 years
     Transmitter equipment.........................     5 to 10 years
     Equipment, furniture and fixtures.............     5 to 10 years
     Building and improvements.....................    12 to 39 years
     Vehicles......................................      3 to 5 years

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

         The Company's policy is to capitalize subscriber acquisition costs directly related to new subscribers who sign a programming contract. These costs are amortized over the life of the contract. The Company expenses its subscriber acquisition costs when no new contract is obtained.

         Amortization of intangible assets is computed using the straight-line method based upon the following lives:
          Broadcast licenses........................          40 years
          Network affiliation agreements............          40 years
          Goodwill..................................          40 years
          DBS rights................................          10 years
          Other intangibles.........................     2 to 14 years
          Subscriber acquisition costs..............            1 year

Financial Instruments:

         The Company uses interest rate cap contracts for the purpose of hedging interest rate exposures, which involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amounts. The amounts to be paid or received are accrued as interest rates change and recognized over the life of the contracts as an adjustment to interest expense. Gains and losses are realized from the termination of interest rate hedges are recognized over the remaining life of the hedge contract. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. The Company had no such instruments at December 31, 1997.

Revenue:

         The Company operates in growing segments of the media and communications industries: multichannel television (DBS and Cable) and broadcast television (TV). The Company recognizes revenue in its multichannel operations when video and audio services are provided. The Company recognizes revenue in its broadcast operations when advertising spots are broadcast.

Barter Programming:

         The Company obtains a portion of its TV programming, including pre-sold advertisements, through its network affiliation agreements with Fox, UPN and WB, and also through independent producers. The Company does not make any direct payments for this programming. For running network programming, the Company received payments from Fox, which totaled approximately $215,000, and $73,000 in 1995 and 1996, respectively. The Company received no such payments in 1997. For running independent producers' programming, the Company received no direct payments. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the pre-sold advertisements are broadcast. These amounts are presented gross as barter programming revenue and expense in the accompanying consolidated statements of operations.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies (continued):

Advertising Costs:

         Advertising costs are charged to operations in the period incurred and totaled approximately $613,000, $1.1 million and $3.6 million for the years ended December 31, 1995, 1996 and 1997, respectively.

Program Rights:

         The Company enters into agreements to show motion pictures and syndicated programs on television. The Company records the right and associated liabilities for those films and programs when they are currently available for showing. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period which approximates amortization based on the estimated number of showings during the contract period. Amortization of $1.3 million, $1.5 million and $1.7 million is included in programming expense for the years ended December 31, 1995, 1996 and 1997, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods which are generally shorter than the license periods.

         The Company has entered into agreements totaling $6.6 million as of December 31, 1997, for film rights and programs that are not yet available for showing at December 31, 1997, and accordingly, are not recorded by the Company. At December 31, 1997, the Company has commitments for future program rights of approximately $1.7 million, $1.0 million, $417,000, $123,000 and $15,000 in
1998, 1999, 2000, 2001 and 2002, respectively.

Income Taxes:

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach, whereby deferred tax assets and liabilities are recorded to the extent of the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset. MCT Cablevision, L.P. is treated as a partnership for federal and state income tax purposes, but taxed as a corporation for Puerto Rico income tax purposes.

Stock Based Compensation:

         The Company applies Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure - only provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation ("SFAS 123").

Earnings Per Share:

         The Company has adopted SFAS No. 128 "Earnings per share" issued in February 1997. This statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts. The adoption of this standard did not significantly impact previously reported earnings per share amounts.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.   Summary of Significant Accounting Policies (continued):

Concentration of Credit Risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents.

         Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic regions. As of December 31, 1995, 1996 and 1997 the Company had no significant concentrations of credit risk.

New Accounting Pronouncements:

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement table that is displayed with the same prominence as other financial statements. SFAS 131 requires that all public business enterprises report information about operating segments, as well as specific revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. These new standards, which are efective for the fiscal year ending December 31, 1998, will not have a significant impact on the Company.


3.   Property and Equipment:

         Property and equipment consist of the following:

                                              December 31,       December 31,
                                                 1996               1997
                                           ----------------    ---------------

Land.....................................       $862,298           $947,712
Reception and distribution facilities....     29,140,040         27,012,297
Transmitter equipment....................     11,643,812         15,306,589
Building and improvements................      1,553,548          2,293,755
Equipment, furniture and fixtures........      1,509,588          3,091,363
Vehicles.................................        766,192            983,256
 Other equipment.........................      2,295,446          2,612,332
                                          ----------------    ---------------
                                              47,770,924         52,247,304
 Accumulated depreciation................    (23,655,786)       (24,560,658)
                                          ----------------    ---------------
 Net property and equipment..............    $24,115,138        $27,686,646
                                          ================    ===============

     Depreciation expense amounted to $4.1 million, $5.2 million and $5.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.   Intangibles:

         Intangible assets consist of the following:

                                               December 31,        December 31,
                                                   1996                1997
                                             ----------------    ---------------

Goodwill....................................     $28,490,035      $28,490,035
Franchise costs.............................      35,972,374       35,332,755
Broadcast licenses & affiliation agreements.      18,930,324       19,094,212
Deferred financing costs....................       4,020,665       16,654,186
Subscriber acquistion costs.................       1,272,282        5,787,156
DBS rights..................................      45,829,174      203,379,952
Consultancy & non-compete agreements........       2,700,000        6,010,838
Organization & other deferred costs.........       6,368,426        8,571,281
                                                ------------     ------------
                                                 143,583,280      323,320,415
Accumulated amortization....................     (17,347,152)     (38,546,388)
                                                ------------     ------------
Net intangible assets.......................    $126,236,128     $284,774,027
                                                ============     ============

         Amortization expense amounted to $4.6 million, $6.9 million and $22.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.

         The Company's intangible assets increased primarily due to the $166 million increase in DBS rights and other intangibles relating to the 25 acquisitions completed by the Company during 1997 (see footnote 12 Acquisitions and Disposition), as well as the net $12.6 million increase in deferred financing costs related to the three completed financings (see footnote 6 - Redeemable Preferred Stock and footnote 7 -Long-Term Debt).

5.   Common Stock:

At December 31, common stock consists of the following:


                                                                                     1996            1997
                                                                                     ----            ----
  Pegasus Class A common stock, $0.01 par value; 30.0 million shares authorized; 4,663,229 and 5,739,842 issued and outstanding,
      respectively............................................................      $46,632         $57,399
  Pegasus Class B common  stock,  $0.01 par value;  15.0 million  shares
      authorized;   4,581,900  and  4,581,900  issued  and  outstanding,
      respectively............................................................       45,819          45,819
                                                                                    =======        ========
      Total common stock......................................................      $92,451        $103,218
                                                                                    =======        ========

     The Company's ability to pay dividends on its Common Stock is subject to certain restrictions (see footnote 6 - Redeemable Preferred Stock and footnote 7 -Long-Term Debt).

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



6.   Redeemable Preferred Stock:

         As a result of the Unit Offering and dividends subsequently declared on the Series A Preferred Stock, the Company has outstanding approximately 112,215 shares of Series A Preferred Stock with a liquidation preference of $1,000 per share (the "Liquidation Preference"). Cumulative dividends, at a rate of 12.75% are payable semi-annually on January 1 and July 1. Dividends may be paid, occurring on or prior to January 1, 2002, at the option of the Company, either in cash or by the issuance of additional shares of Series A Preferred Stock. Subject to certain conditions, the Series A Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, for Pegasus' 12.75% Senior Subordinated Exchange Notes due 2007 (the "Exchange Notes"). The Exchange Notes would contain substantially the same redemption provisions, restrictions and other terms as the Series A Preferred Stock. Pegasus is required to redeem all of the Series A Preferred Stock outstanding on January 1, 2007 at a redemption price equal to the Liquidation Preference thereof, plus accrued dividends.

         The carrying amount of the Series A Preferred Stock is periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the mandatory redemption features. The increase in carrying amount is effected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital.

         Under the terms of the Series A Preferred Stock, Pegasus' ability to pay dividends on its Common Stock is subject to certain restrictions.

         At December 31, 1997, 5,000,000 shares of Series A Preferred Stock are authorized and 112,215 shares are issued and outstanding.

         Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements divided by the weighted average number of Class A and Class B Common shares outstanding during the year.

         For the year ended December 31, 1997, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $12,215,000, by applicable shares outstanding.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   Long-Term Debt:

           Long-term debt consists of the following :                                December 31,           December 31,
                                                                                        1996                   1997
                                                                                   ----------------       ----------------
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1,
    net of unamortized discount of $3,412,222 and $3,018,003
    as of December 31, 1996 and December 31, 1997, respectively.................       $81,587,778            $81,981,997
Series A Senior Notes payable by Pegasus,  due 2005, interest at 9.625%,  payable  semi-annually in arrears on April 15
    and October 15, commencing on April 15, 1998................................             -                115,000,000
Senior  seven-year  $50.0 million  revolving credit facility, payable  by PM&C,  interest  at the  Company's  option at
    either the bank's  prime rate plus an  applicable  margin
    or LIBOR plus an applicable margin..........................................        29,600,000                  -
Senior six-year  $180.0 million  revolving  credit  facility, payable  by PM&C,  interest  at the  Company's  option at
    either the bank's base rate plus an applicable  margin or
    LIBOR plus an applicable margin.............................................             -                     -
Mortgage payable, due 2000, interest at 8.75%...................................           498,468                477,664
Note payable, due 1998, interest at 10%.........................................         3,050,000              3,050,000
Sellers' notes, various maturities and interest rates...........................           277,130              7,171,621
Capital leases and other........................................................           562,067                673,849
                                                                                      ------------           ------------
                                                                                       115,575,443            208,355,131
Less current maturities.........................................................           363,833              6,357,320
                                                                                      ------------           ------------
Long-term debt..................................................................      $115,211,610           $201,997,811
                                                                                      ============           ============

         In July 1995, PM&C sold 85,000 units consisting of $85.0 million in aggregate of 12.5% Series A Senior Subordinated Notes due 2005 (the "PM&C Series A Notes" and, together with the PM&C Series B Notes, the "PM&C Notes") and 8,500 shares of Class B Common Stock of PM&C (the "PM&C Note Offering"). The PM&C Class B Shares were subsequently exchanged for an aggregate of 191,775 shares of Pegasus' Class A Common Stock.

         In November 1995, PM&C exchanged its PM&C Series B Notes for the PM&C Series A Notes. The PM&C Series B Notes have substantially the same terms and provisions as the PM&C Series A Notes. The PM&C Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by a majority of the wholly owned direct and indirect subsidiaries of PM&C. PM&C's indebtedness contain certain financial and operating covenants, including restrictions on PM&C to incur additional indebtedness, create liens and to pay dividends

         In August 1996, in conjunction with the acquisition of the WTLH Tallahassee, Florida FCC license and Fox affiliation agreement, the Company incurred indebtedness of $3.1 million.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.     Long-Term Debt (continued):

         In August 1996, PM&C entered into a $50.0 million seven-year senior revolving credit facility (the "PM&C Credit Facility"), which was collateralized by substantially all of the assets of PM&C and its subsidiaries. Deferred financing fees relating to the retired $10.0 million revolving credit facility were written off, resulting in an extraordinary loss of $251,000 on the refinancing transaction. Outstanding balances under the PM&C Credit Facility were repaid from the proceeds of the Unit Offering. Concurrently with the closing of the New Credit Facility, the PM&C Credit Facility was repaid in full and commitments thereunder were terminated. Deferred financing fees relating to the $50.0 million revolving credit facility were written off, resulting in an extraordinary loss of $460,000 on the refinancing transaction.

         In October 1997, Pegasus completed the Senior Notes Offering in which it sold $115.0 million of its 9.625% Series A Senior Notes due 2005 (the "9.625% Series A Senior Notes"), resulting in net proceeds to the Company of approximately $111.0 million. A portion of the proceeds from the Senior notes Offering were used to retire an existing $130.0 million credit facility (the "PSH Credit Facility"). The PSH Credit Facility was financed with the New Credit Facility. Deferred financing fees relating to the PSH Credit Facility were written off, resulting in an extraordinary loss of approximately $1.2 million on the refinancing transaction.

         In December 1997, PM&C entered into a $180.0 million six-year senior revolving credit facility (the "New Credit Facility"), which is collateralized by substantially all of the assets of PM&C and its subsidiaries. Interest on the New Credit Facility is, at the Company's option, at either the bank's base rate plus an applicable margin or LIBOR plus an applicable margin. The New Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions and for working capital, capital expenditures and general corporate purposes. There were no borrowings outstanding at December 31, 1997.

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

         At December 31, 1997, maturities of long-term debt and capital leases are as follows:

    1998                                               $6,357,320
    1999                                                1,905,265
    2000                                                1,930,290
    2001                                                1,125,561
    2002                                                   54,698
    Thereafter                                        196,981,997
                                                     ------------
                                                     $208,355,131
                                                     ============

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.   Net Income Per Common Share:

Calculation of Basic and Diluted net income per common share:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted net income per common share (in thousands):

                                                                1995               1996                1997
                                                              ----------         ---------           ----------
       Net income (less) applicable to common shares          $2,053,910         ($9,974,146)         ($31,487,137)
                                                              ==========          ==========           ===========
       Weighted average common shares outstanding              5,139,910           6,239,646             9,858,244
                                                              ==========          ==========           ===========
       Total shares used for  calculation of basic net
       income per common share                                 5,139,929           6,239,646             9,858,244
       Stock options                                               -                    -                     -
                                                              ----------         -----------             ---------
       Total  shares used for  calculation  of diluted
       net income per common share                             5,139,929           6,239,646             9,858,244
                                                              ==========         ===========            ==========

     For the year ended December 31, 1997, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $12,215,000, by applicable shares outstanding.

         Securities that have not been issued and are antidilutive amounted to 2,539 shares in 1996 and 582,493 shares in 1997.

9.   Leases:

         The Company leases certain studios, towers, utility pole attachments, and occupancy of underground conduits and headend sites under operating leases. The Company also leases office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2005. Rent expense for the years ended December 31, 1995, 1996 and 1997 was $503,000, $712,000 and $1.1 million, respectively. The Company leases equipment under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the leases. The related obligations are included in long-term debt. Property and equipment at December 31 include the following amounts for leases that have been capitalized:

                                                  1996               1997
                                                  ----               ----
 Equipment, furniture and fixtures......        $215,112           $700,807
 Vehicles...............................         446,372            516,642
                                               ---------          ---------
                                                 661,484          1,217,449
 Accumulated depreciation...............        (250,288)          (512,307)
                                               =========          =========
                                                $411,196           $705,142
 Total..................................       =========          =========

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


9.   Leases (continued):

         Future minimum lease payments on noncancellable operating and capital leases at December 31, 1997 are as follows:

                                                      Operating       Capital
                                                       Leases         Leases
                                                    --------------   ---------

    1998.......................................       $649,802       $259,574
    1999.......................................        427,794        184,631
    2000.......................................        331,283        164,726
    2001.......................................        248,206        140,681
    2002.......................................        143,958         53,612
    Thereafter.................................         59,154          -
                                                    ----------       --------
    Total minimum payments.....................     $1,860,197        803,224
                                                    ==========
    Less: amount representing interest.........                       153,375
                                                                     ========
    Present value of net minimum lease
        payments including current maturities
        of $199,273 ...........................                      $649,849
                                                                     ========

10.      Income Taxes:

         The following is a summary of the components of income taxes from operations:

                                                             1995           1996           1997
                                                             ----           ----           ----
        Federal - deferred............................      $23,000       ($169,000)
        State and local - current.....................        7,000          49,000       $200,000
                                                           --------       ---------       --------
           Provision (benefit) for income taxes.......      $30,000       ($120,000)      $200,000
                                                           ========       =========       ========

         The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 1996 and 1997 are as follows:

                                                                               1996           1997
                                                                               ----           ----
         Assets:
             Receivables..............................................         $47,887         $73,547
             Excess of tax basis over book basis from tax gain
                 recognized upon incorporation of subsidiaries........       1,890,025       1,890,025
             Loss carryforwards.......................................      14,197,578      18,046,889
             Other....................................................         870,305         870,305
                                                                           ------------    ------------
                  Total deferred tax assets...........................      17,005,795      20,880,766
         Liabilities:
             Excess of book basis over tax basis of property, plant
                 and equipment........................................      (1,754,621)     (1,938,899)
             Excess of book basis over tax basis of amortizable
                 intangible assets....................................      (4,616,997)     (5,695,313)
                                                                           ------------    ------------
                 Total deferred tax liabilities.......................      (6,371,618)     (7,634,212)
                                                                           ------------    ------------
             Net deferred tax assets..................................      10,634,177      13,246,554
                  Valuation allowance.................................     (10,683,639)    (13,296,554)
                                                                           ------------    ------------
             Net deferred tax liabilities.............................        ($49,462)       ($50,000)
                                                                           ============    ============

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.      Income Taxes (continued):

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the Company's net operating loss carryforwards and portions of other deferred tax assets related to prior acquisitions. The valuation allowance increased primarily as the result of net operating loss carryforwards generated during 1997, which may not be utilized.

         At December 31, 1997, the Company has net operating loss carryforwards of approximately $53.1 million which are available to offset future taxable income and expire through 2017.


A reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                                                   1995         1996          1997
                                                                   ----         ----          ----
          U.S. statutory federal income tax rate.............     34.00%       34.00%        34.00%
          Foreign net operating loss.........................     27.09         1.73            -
          Valuation allowance................................    (61.46)      (36.92)        (34.38)
          Other..............................................       -            -             1.43
                                                                 -------       -----          -----
          Effective tax rate.................................    (0.37%)       (1.19%)          1.05%
                                                                 =======       =====          =====

11.   Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                     Years ended December 31,

                                                          1995                 1996                 1997
                                                       -----------          -----------          -----------
Barter revenue and related expense ..........          $ 5,110,662          $ 6,337,220          $ 7,520,000
Acquisition of program rights and
  assumption of related program payables ....            1,335,275            1,140,072            3,452,779
Acquisition of plant under capital leases ...              121,373              312,578              529,072
Redemption of minority interests and
  related receivable ........................              246,515                 --                   --
Capital contribution and related
  acquisition of intangibles.................                 --             14,079,546           15,197,503
Execution of license agreement option .......                 --              3,050,000                 --
Stock incentive compensation and related
  expense/ accrued expense ..................                 --                   --              1,273,872
Minority interest and related acquisition
  of intangibles ............................                 --                   --              3,000,000
Notes payable and related acquisition of
  intangibles ...............................                 --                   --              7,113,689
Series A Preferred Stock dividend and
  reduction of paid-in capital ..............                 --                   --             12,215,000

     For the years ended December 31, 1995, 1996 and 1997 the Company paid cash for interest in the amount of $3.6 million, $12.0 million and $13.5 million, respectively. The Company paid no federal income taxes for the years ended December 31, 1995, 1996 and 1997.

                    PEGASUS COMMUNICATIONS CORPORATION NOTES
               TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.   Acquisitions and Disposition:

         In January 1996, PCH, the parent of the Company, acquired all of the outstanding stock of Portland Broadcasting, Inc. ("PBI"), which owns the tangible assets of WPXT, Portland, Maine. PCH immediately transferred ownership of PBI to the Company. The aggregate purchase price of PBI was approximately $11.7 million of which $1.5 million was allocated to fixed and tangible assets and $10.2 million to intangible assets. In June 1996, PCH acquired the FCC license of WPXT for aggregate consideration of $3.0 million. PCH immediately transferred the ownership of the license to the Company.

         Effective March 1, 1996, the Company acquired the principal tangible assets of WTLH, Inc., Tallahassee, Florida and certain of its affiliates for approximately $5.0 million, except for the FCC license and Fox affiliation agreement. Additionally, the Company entered into a put/call agreement regarding the FCC license and Fox affiliation agreement with the licensee of WTLH. In August 1996, the Company exercised its rights and recorded $3.1 million in intangible assets and long term debt. The aggregate purchase price of WTLH, Inc. and the related FCC licenses and Fox affiliation agreement is approximately $8.1 million of which $2.2 million was allocated to fixed and tangible assets and $5.9 million to various intangible assets. In addition, PCH granted the sellers of WTLH a warrant to purchase $1.0 million of stock of one of its subsidiaries at $14.00 per share. The warrant expired in February 1997.

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

         On October 8, 1996, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Texas and Michigan and the related assets in exchange for approximately $17.9 million in cash and $11.9 million of the Company's Class A Common Stock.

         On November 8, 1996, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Ohio and the related assets, including receivables, in exchange for approximately $12.0 million in cash.

     Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system to State Cable TV Corporation for approximately $6.9 million in cash, net of certain selling costs. The Company recognized a gain on the transaction of approximately $4.5 million.

         On January 31, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Indiana and the related assets and liabilities in exchange for approximately $8.8 million in cash and 466,667 shares of the Company's Class A Common Stock.

         On February 14, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Mississippi and the related assets in exchange for approximately $14.8 million in cash.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


12.   Acquisitions and Disposition (continued):

         As of March 10, 1997, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Arkansas, Virginia and West Virginia and the related assets in exchange for approximately $10.4 million in cash, $200,000 in assumed liabilities, $3.0 million in preferred stock of a subsidiary of Pegasus and warrants to purchase a total of 283,969 shares of the Company's Class A Common Stock. The $3.0 million in preferred stock of a subsidiary of Pegasus has been accounted for as a minority interest.

         As of April 9, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets in exchange for approximately $3.3 million in cash, $143,000 in assumed liabilities, 42,187 shares of the Company's Class A Common Stock, and a $600,000 obligation, payable over four years, for consultancy and non-compete agreements.

         As of May 9, 1997, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Florida, Maryland, Minnesota, Nevada, New Hampshire, Oklahoma, Texas, Virginia, Washington, Wisconsin and Wyoming and the related assets in exchange for approximately $18.6 million in cash, $502,000 in assumed liabilities, a $350,000 note due January 1998, 17,971 shares of the Company's Class A Common Stock, and $600,000 in cash for consultancy and non-compete agreements.

         As of July 9, 1997, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Ohio and Texas and the related assets in exchange for approximately $17.4 million in cash and $503,000 in assumed liabilities.

         As of August 8, 1997, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Indiana, Minnesota and South Dakota and the related assets in exchange for approximately $15.5 million in cash, $464,000 in assumed liabilities and a $988,000 note due January 1998; and $750,000 in cash for endorsement and non-compete agreements.

         As of September 8, 1997, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Illinois, Minnesota and Utah and the related assets in exchange for approximately $9.1 million in cash and $165,000 in assumed liabilities.

         As of October 8, 1997, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama and Texas and the related assets in exchange for approximately $24.2 million in cash, $219,000 in assumed liabilities, a $2.2 million note, payable over four years, and $589,000 in cash and a $772,000 obligation, payable over four years, for consultancy and non-compete agreements.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.     Acquisitions and Disposition (continued):

         Effective October 31, 1997 the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets and liabilities in exchange for approximately $6.4 million in cash and 397,035 shares of the Company's Class A Common Stock.

         As of November 7, 1997 the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska, Minnesota, Utah and Wyoming and the related assets in exchange for approximately $3.1 million in cash, $147,000 in assumed liabilities, a $1.7 million note, payable over two years, and a $446,000 note due November 2000.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above TV stations, DBS territories and cable system had been acquired or sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's payments to related parties, amortization of intangibles, interest expense, preferred stock dividends and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to December 31, 1997.

                                                                      Years Ended December 31,
                     (in thousands, except earnings per share)                (unaudited)
                                                                         1996             1997
                                                                         ----             ----
                    Net  revenues .............................        $  83,916         $ 104,357
                                                                       ---------         ---------
                    Operating  loss ...........................        ($ 11,564)        ($ 16,250)
                                                                       ---------         ---------
                    Net loss ..................................        ($ 34,820)        ($ 39,002)

                    Less: Preferred stock dividends ...........          (13,156)          (13,156)
                                                                       ---------         ---------
                    Net loss available to common stockholders..        ($ 47,976)        ($ 52,158)
                                                                       =========         =========
                    Net loss per  common  share ...............        ($   6.70)        ($   5.09)
                                                                       =========         =========

13.    Financial Instruments:


         The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                                 1996                               1997
                                                                 ----                               ----
        (in thousands)                                Carrying           Fair            Carrying            Fair
                                                       Value             Value            Value              Value
                                                    -------------    --------------    -------------     -------------
        Long-term debt, including current
          portion .............................         $115,575          $125,788          $208,355          $240,086
        Series A Preferred Stock                              --                --           111,264           114,750

Long-term debt: The fair value of long-term debt is estimated based on the quoted market price for the same or similar instruments.

Series A Preferred Stock: The fair value of Series A Preferred Stock is estimated based on the quoted market price for the same or similar instruments. All other financial instruments are stated at cost which approximates fair market value.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.   Warrants:

         In January 1997, in connection with the Unit Offering, the Company issued warrants to purchase 193,600 shares of Class A Common Stock at an exercise price of $15 per share. These warrants are exercisable through January 1, 2007. At December 31, 1997, none of these warrants have been exercised.

         In March 1997, in connection with the acquisition of DBS properties, the Company issued warrants to purchase 283,969 shares of Class A Common Stock at an exercise price of $11.81 per share. These warrants are exercisable through March 10, 2006. At December 31, 1997, none of these warrants have been exercised.

15.  Employee Benefit Plans:

         The Company has two active stock plans available to grant stock options (the "Stock Option Plan") and restricted stock awards (the "Restricted Stock Plan") to eligible employees, executive officers and non-employee directors of the Company.

Stock Option Plan

         The Stock Option Plan provides for the granting of nonqualified and qualified options to purchase a maximum of 450,000 shares (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus) of Class A Common Stock of the Company. Executive officers, who are not eligible to receive profit sharing awards under the Restricted Stock Plan, are eligible to receive stock options under the Stock Option Plan, but no executive officer may be granted options to purchase more than 275,000 shares of Class A Common Stock under the Stock Option Plan. Directors of Pegasus who are not employees of the Company are eligible to receive nonqualified options. The Stock Option Plan terminates in September 2006. As of December 31, 1997, options to purchase an aggregate of 223,385 shares of Class A Common Stock were outstanding, including 220,000 options outstanding under the Stock Option Plan. All options granted under the Stock Option Plan have been granted at fair market value at the time of grant.

         The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in October 1995. Under SFAS 123, companies can either continue to account for stock compensation plans pursuant to existing accounting standards or elect to expense the value derived from using an option pricing model. The Company is continuing to apply existing accounting standards. However, SFAS 123 requires disclosures of pro forma net income and earnings per share as if the Company had adopted the expensing provisions of SFAS 123.

         The fair value of options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997:

                                           1996                     1997
                                           ----                     ----
Risk-free interest rate                   5.56%                     6.35%
Dividend Yield                            0.00%                     0.00%
Volatility Factor                          0.00                     0.403
Weighted average expected life          5 years                   5 years

         Pro forma net losses for 1996 and 1997 would have been $9,976,114 and $19,480,852, respectively; pro forma net losses per common share for 1996 and 1997 would have been $1.60 and $3.22, respectively. The weighted average fair value of options granted were $3.40 and $4.99 for 1996 and 1997, respectively.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15.  Employee Benefit Plans (continued):

         The following table summarizes stock option activity over the past two years under the Company's plan:

                                                                   Weighted
                                                   Number of        Average
                                                    Shares       Exercise Price
                                                  ----------     --------------
Outstanding at January 1, 1996 ............           --              --
Granted ...................................          3,385          $14.00
Exercised .................................           --              --
Canceled or expired .......................           --              --
                                                   -------          ------
Outstanding at December 31, 1996 ..........          3,385           14.00
Granted ...................................        220,000           11.00
Exercised .................................           --              --
Canceled or expired .......................           --              --
                                                   =======          ======
Outstanding at December 31, 1997 ..........        223,385          $11.05
                                                   =======          ======

Options exercisable at December 31, 1996...          3,385           14.00
Options exercisable at December 31, 1997...          3,385           14.00

Restricted Stock Plan

         The Restricted Stock Plan provides for the granting of restricted stock awards representing a maximum of 270,000 shares (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus) of Class A Common Stock of the Company to eligible employees who have completed at least one year of service. Restricted stock received under the Restricted Stock Plan vests over four years. The Plan terminates in September 2006. As of December 31, 1997, 94,159 shares of Class A Common Stock had been granted under the Restricted Stock Plan. The expense for this plan amounted to $501,139 and $800,768 in 1996 and 1997, respectively.

401(k) Plans

         Effective January 1, 1996, PM&C adopted the Pegasus Communications Savings Plan (the "US 401(k) Plan") for eligible employees of PM&C and its domestic subsidiaries. In 1996, the Company's Puerto Rico subsidiary adopted the Pegasus Communications Puerto Rico Savings Plan (the "Puerto Rico 401(k) Plan" and, together with the US 401(k) Plan, the "401(k) Plans") for eligible employees of the Company's Puerto Rico subsidiaries. Substantially all Company employees who, as of the enrollment date under the 401(k) Plans, have completed at least one year of service with the Company are eligible to participate in one of the 401(k) Plans. Participants may make salary deferral contributions of 2% to 6% of their salary to the 401(k) Plans. The expense for this plan amounted to $484,226 and $473,104 in 1996 and 1997, respectively.

         The Company may make three types of contributions to the 401(k) Plans, each allocable to a participant's account if the participant completes at least 1,000 hours of service in the applicable plan year, and is employed on the last day of the applicable plan year: (i) the Company matches 100% of a participant's salary deferral contributions to the extent the participant invested his or her salary deferral contributions in Class A Common.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15.  Employee Benefit Plans (continued):

         Stock at the time of his or her initial contribution to the 401(k) Plans, (ii) the Company, in its discretion, may contribute an amount that equals up to 10% of the annual increase in Company-wide Location Cash Flow (these Company discretionary contributions, if any, are allocated to eligible participants' accounts based on each participant's salary for the plan year), and (iii) the Company also matches a participant's rollover contribution, if any, to the 401(k) Plans, to the extent the participant invested his or her rollover contribution in Class A Common Stock at the time of his or her initial contribution to the 401(k) Plans. Discretionary Company contributions and Company matches of employee salary deferral contributions and rollover contributions are made in the form of Class A Common Stock, or in cash used to purchase Class A Common Stock. The Company has authorized and reserved for issuance up to 205,000 shares of Class A Common Stock in connection with the 401(k) Plans. Company contributions to the 401(k) Plans are subject to limitations under applicable laws and regulations.

         All employee contributions to the 401(k) Plans are fully vested at all times and all Company contributions, if any, vest 34% after two years of service with the Company (including years before the 401(k) Plans were established), 67% after three years of service and 100% after four years of service. A participant also becomes fully vested in Company contributions to the 401(k) Plans upon attaining age 65 or upon his or her death or disability.


16.    Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.


17. Other Events:

         In August 1997, Pegasus commenced operations of TV station WPME, which is affiliated with UPN. WPME is in the Portland, Maine Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA"). WPME's offices, studio and transmission facilities are co-located with WPXT, a TV station in the Portland market the Company has owned and operated since January 1996.

         In October 1997, Pegasus commenced operations of TV station WGFL, which is affiliated with WB. WGFL is in the Gainesville, Florida DMA and is being operated under a LMA.

18. Related Party Transaction:

         Effective October 31, 1997, the Company acquired DIRECTV distribution rights for certain rural areas of Georgia and related assets (the "ViewStar DBS Acquisition") from ViewStar Entertainment Services, Inc. ("ViewStar"). Prior to the acquisition, Donald W. Weber, a director of Pegasus, was the President and Chief Executive Officer of ViewStar and together with his son owned approximately 73% of the outstanding stock of ViewStar. The ViewStar DBS Acquisition was effected through a merger of ViewStar into a subsidiary of Pegasus. The purchase price of the ViewStar DBS Acquisition consisted of approximately $6.4 million in cash and 397,035 shares of Class A Common Stock. The acquisition involved the execution of noncompetition agreements by Mr. Weber and his son and the execution of a shareholders agreement (which included the granting of certain registration rights on the shares of Class A Common Stock issued in connection with the acquisition).

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Related Party Transaction (continued):

         The Company has advanced to KB Prime Media, L.L.C. ("KB Prime Media") approximately $212,000 to be used as deposits for auctions of television licenses and other operating expenses. KB Prime Media is a corporation owned 80% by W.W. Keen Butcher, the stepfather of Marshall W. Pagon, the Company's President and Chief Executive Officer.

19. Industry Segments:

         The Company operates in growing segments of the media and communications industries: multichannel television (DBS and Cable) and broadcast television (TV). TV consists of five Fox-affiliated television stations, one of which also simulcasts its signal in Hazelton and Williamsport, Pennsylvania, one UPN-affiliated television station and two WB-affiliated television stations, one of which is pending launch. Cable and DBS consist of providing cable television services and direct broadcast satellite services, respectively, in twenty-seven states and Puerto Rico, as of December 31, 1997. Information regarding the Company's business segments in 1995, 1996, and 1997 is as follows (in thousands):


                                         TV             DBS            Cable           Other           Consolidated
                                         --             ---            -----           -----           ------------
1995
   Revenues                           $  19,973      $   1,469       $   10,606       $    100         $    32,148
   Operating income (loss)                2,252           (752)          (1,103)           (33)                364
   Identifiable assets                   36,906          5,577           34,395         18,892              95,770
   Incentive compensation                   415              9              104          -                     528
   Corporate expenses                       782            114              450             18               1,364
   Depreciation & amortization            2,591            719            5,364             77               8,751
   Capital expenditures                   1,403            216              953             69               2,641

1996
   Revenues                           $  28,488      $   5,829       $   13,496       $    116         $    47,929
   Operating income (loss)                3,925         (1,239)             190           (326)              2,550
   Identifiable assets                   61,817         53,090           54,346          4,427             173,680
   Incentive compensation                   691             95              148             51                 985
   Corporate expenses                       756            158              497             18               1,429
   Depreciation & amortization            4,000          1,786            5,245          1,029              12,060
   Capital expenditures                   2,289            855            3,070             80               6,294

1997
   Revenues                           $  31,726      $  38,254       $   16,688       $    150         $    86,818
   Operating income (loss)                5,357        (11,990)           1,622         (1,577)             (6,588)
   Identifiable assets                   63,016        209,507           51,714         56,625             380,862
   Incentive compensation                   298            525              181            270               1,274
   Corporate expenses                       840            744              617             55               2,256
   Depreciation & amortization            3,927         17,042            5,643          1,180              27,792
   Capital expenditures                   6,425            506            2,914             84               9,929

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.      Subsequent Events:

         As of January 7, 1998 the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for approximately $1.9 million in cash and $32,000 in assumed liabilities.

         In January 1998, the Company entered into an agreement and plan of merger (the "Agreement and Plan of Merger") to acquire Digital Television Services, Inc. ("DTS"), for approximately 5.5 million shares of Pegasus' Class A Common Stock. As of December 31, 1997, DTS' operations consisted of providing DIRECTV services to approximately 126,000 subscribers in certain rural areas of eleven states in which DTS holds the exclusive right to provide such services. Upon completion of the acquisition of DTS (the "DTS Acquisition"), DTS will become a wholly owned subsidiary of Pegasus.

         In January 1998, the Company entered into an agreement to sell its remaining New England cable systems for a purchase price of at least $28 million and not more than $31 million, based on the systems' location cash flow for the trailing 12 months prior to closing, multiplied by nine. The Company anticipates this transaction to close in the third quarter of 1998. The Company expects to report a nonrecurring gain relating to this transaction.

         The Company has entered into 14 letters of intent to acquire, from various independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho, Nebraska, New Mexico, Oregon, South Dakota and Texas and the related assets in exchange for approximately $52.9 million in cash, $10.3 million in promissory notes and $854,000 of the Company's Class A Common Stock.

         In February 1998, pursuant to a registered exchange offer, Pegasus exchanged all $115.0 million of its 9.625% Series A Senior Notes for $115.0 million of its 9.625% Series B Senior Notes due 2005 (the "9.625% Series B Senior Notes"). The 9.625% Series B Notes have substantially the same terms and provisions as the 9.625% Series A Senior Notes. No gain or loss was recorded in connection with the exchange of the notes.

21.  Quarterly Information (Unaudited):

                                                                 Quarter Ended
                                                                 -------------
(in thousands)                            March 31,        June 30,       September 30,       December 31,
                                           1997             1997              1997                 1997
                                           ----             ----              ----                 ----
1997
  Net revenues                         $  15,897        $   19,778       $     21,927       $    29,216
  Operating income before
    Depreciation and amortization          4,532             5,843              5,998             4,831
  Income (loss) before
    Extraordinary items                    1,433            (3,083)            (9,015)          (19,166)
  Net income (loss)                    $   1,433         $  (3,083)       $    (9,015)      $   (20,822)

Basic and diluted earnings per share:
  Operating income before
    Depreciation and amortization      $    0.47        $     0.60        $      0.61       $      0.48
  Income (loss) before
    Extraordinary items                     0.07             (0.64)             (0.91)            (1.88)
  Net income                           $    0.07         $   (0.64)       $     (0.91)      $     (2.05)

                      PEGASUS COMMUNICATIONS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


22.  Other Information (unaudited):

         As defined in the Certificate of Designation governing the Series A Preferred Stock, and the indenture governing the Senior Notes, the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries, on a consolidated basis, where Adjusted Operating Cash Flow is defined as, "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow (Satellite Segment Operating Cash
Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash corporate expenses and incentive compensation. Although Operating Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Location Cash Flow and Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Pro forma for the twenty-five completed DBS acquisitions occurring in 1997 and the disposition of the New Hampshire cable system, as if such acquisitions/disposition occurred on January 1, 1997, Adjusted Operating Cash Flow would have been approximately $35.0 million.

                                                                Four Quarters
                                                                    Ended
                           (in thousands)                     December 31, 1997
                                                             -------------------

     Revenues                                                     $108,543

    Direct operating expenses, excluding depreciation,
          amortization and other non-cash charges                   71,264
                                                                  --------

    Income from operations before incentive compensation,
        corporate expenses and depreciation and amortization        37,279

    Corporate expenses                                               2,256
                                                                  --------

    Adjusted operating cash flow                                  $ 35,023
                                                                  ========

Coopers                                     | Coopers & Lybrand LLP
& Lybrand                                   |
                                            |
                                            | A professional services firm


                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Pegasus Communications Corporation is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page S-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements take as a whole, presents fairly, in all material respects, the information required to be represented therein.

/s/ Coopers & Lybrand LLP
-------------------------

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1998

PEGASUS COMMUNICATIONS CORPORATION SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

Description                       Balance at         Additions           Additions                                Balance at
                                  Beginning of       Charged To          Charged To                               End of
                                  Period             Expenses            Other Accounts        Deductions         Period

Allowance for Uncollectible
   Accounts Receivable
     Year 1995                 $             348  $             151   $                  -  $        261 (a)   $           238
     Year 1996                 $             238  $             336   $                  -  $        331 (a)   $           243
     Year 1997                 $             243  $             371   $                  -  $        295 (a)   $           319


Valuation Allowance for
   Deferred Tax Assets
     Year 1995                 $           1,756  $           8,675   $                  -  $          3,477   $         6,954
     Year 1996                 $           6,954  $           7,032   $                  -  $          3,302   $        10,684
     Year 1997                 $          10,684  $           7,584   $                  -  $          4,971   $        13,297


(a) Amounts written off, net of recoveries.