Form 10-K/A
period 1997-12-31
PEGASUS COMMUNICATIONS CORP
filed 1998-04-20
CIK 1015629

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -------------------------

                                  FORM 10-K/A


             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 31, 1997
                                      OR

            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from           to
                                                ----------  ----------
                        Commission File Number 0-21389


                      PEGASUS COMMUNICATIONS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    51-0374669
-------------------------------                    ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

c/o Pegasus Communications Management Company;             19087
------------------------------------------------         ----------
5 Radnor Corporate Center; Suite 454, Radnor, PA         (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (888) 438-7488
                           -------------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                    Common Stock, Class A; $0.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
                                                     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock (Common Stock, Class A) held by non-affiliates of the Registrant as of the close of business on February 27, 1998 was approximately $108,928,365 based on the average bid and asked prices of the Class A Common Stock on such date on the Nasdaq National Market. (Reference is made to the paragraph captioned "Calculation of Aggregate Market Value of Nonaffiliate Shares" of "Part II, Item 5 herein for a statement of assumptions upon which this calculation is based.)

   Number of shares of each class of the registrant's common stock outstanding as of March 8, 1998:

              Class A, Common Stock, $0.01 par value    5,751,850
              Class B, Common Stock, $0.01 par value    4,581,900

===============================================================================

                                                                                                          Page
                                                                                                         ------
                                                    PART I
Item 1.     Business ..................................................................................     3
Item 2.     Properties ................................................................................    34
Item 3.     Legal Proceedings .........................................................................    35
Item 4.     Submission of Matters to a Vote of Security Holders .......................................    35
                                                    PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters .................    35
Item 6.     Selected Financial Data ...................................................................    36
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .....    38
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ................................    45
Item 8.     Financial Statements and Supplementary Data ...............................................    45
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......    45
                                                   PART III
Item 10.    Directors and Executive Officers of the Registrant ........................................    46
Item 11.    Executive Compensation ....................................................................    47
Item 12.    Security Ownership of Certain Beneficial Owners and Management ............................    51
Item 13.    Certain relationships and Related Transactions ............................................    53
                                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................    55

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

                                                                                                                      Monthly
                                                                                                                      Average
       DIRECTV             Total       Homes not      Homes         Total                                             Revenue
                         Homes in      passed by    passed by    subscribers               Monthly Penetration          per
      Territory        Territory(1)      cable       cable(2)        (3)         Total      Cabled     Uncabled    Subscriber(4)
--------------------  --------------  -----------  -----------  -------------  ---------  ----------  ----------  --------------
Owned:
 Central                   347,556       121,216      226,340       25,793        7.4%       16.3%       2.7%
 Midwest                   566,847       143,180      423,667       35,940        6.3        18.6        2.2
 Northeast                 732,882       143,210      589,672       36,142        4.9        18.9        1.5
 Southeast                 418,368       126,472      291,896       33,937        8.1        22.5        1.9
 West                      117,141        36,002       81,139        8,988        7.7        16.9        3.6
   Total Owned           2,182,794       570,080    1,612,714      140,800        5.2%       18.9%       2.0%        $ 40.68
To be Acquired:
 Central                   456,267       109,312      346,955       36,867        8.1%       28.2%       1.7%
 Midwest                   135,774        27,096      108,678       13,645       10.0        30.9        4.8
 Northeast                 310,820       105,860      204,960       35,275       11.3        30.1        1.7
 Southeast                 855,291       278,863      576,428       60,162        7.0        17.3        2.1
 West                      369,378        73,224      296,154       31,147        8.7        29.3        3.3
   Total                 2,127,530       594,355    1,533,175      177,096        8.3        23.7%       2.4         $ 42.24
   Pending
   DBS Acquisitions
   Total                 4,310,324     1,164,435    3,145,889      317,896        7.4%       21.4%       2.2%        $ 41.55

------------
(1) Total homes in territory extracted from demographic data obtained from Claritas, Inc. Does not include business locations. Includes approximately 277,000 seasonal residences.

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

                                                                                                            Average Monthly
                        Channel         Homes in        Homes Passed         Basic         Basic Service      Revenue per
    Cable Systems      Capacity    Franchise Area(1)     by Cable(2)    Subscribers(3)    Penetration(4)     Subscriber(5)
--------------------  ----------  -------------------  --------------  ----------------  ----------------  ----------------
Puerto Rico ........   62               110,700             81,700         28,100              34%             $ 33.56
New England ........   (6)               22,900             22,500         15,100              67%             $ 35.38
                                        -------             ------         ------              --              -------
Total ..............                    133,600            104,200         43,200              41%             $ 34.20
                                        =======            =======         ======              ==              =======

------------
(1) Based on information obtained from municipal offices.

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

The Stations

     The following table sets forth general information for each of the Company's stations.


                  Acquisition        Station         Market
   Station            Date         Affiliation        Area        DMA
-------------  -----------------  -------------  --------------  -----
WWLF-56/
WILF-53 (6)    May 1993           Fox            Northeastern      47
                                                 PA
WOLF-38 (6)    (6)                WB             Northeastern      47
                                                 PA
WPXT-51        January 1996       Fox            Portland, ME      79
WPME-35 (7)    (7)                UPN            Portland, ME      79
WDSI-61        May 1993           Fox            Chattanooga,      82
                                                 TN
WDBD-40        May 1993           Fox            Jackson, MS       91
WTLH-49/
WFXU (8)       March 1996         Fox            Tallahassee,     116
                                                 FL
WGFL-53 (9)    (9)                WB             Gainesville,     167
                                                 FL
                    Number
                    of TV                                                          Oversell
   Station      Households(1)    Competitors(2)      Prime(3)        Access(4)     Ratio(5)
-------------  ---------------  ----------------  --------------  --------------  ---------
WWLF-56/
WILF-53 (6)       566,000              3          4                 2(tie)          170%
WOLF-38 (6)       566,000              3          N/A             N/A                N/A
WPXT-51           353,000              3            3(tie)        4                 119%
WPME-35 (7)       353,000              3          N/A             N/A                N/A
WDSI-61           332,000              4          3                 3(tie)          164%
WDBD-40           298,000              3            2(tie)        2                 124%
WTLH-49/
WFXU (8)          221,000              3          2                 2(tie)          118%
WGFL-53 (9)       101,000              2          N/A             N/A                N/A

------------
(1) Represents total homes in a DMA for each television station as estimated by Broadcast Investment Analysts ("BIA").

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

                                     Number of            Number of         Percent of
      Year of Franchise          Basic Franchises     Basic Subscribers     Subscribers
-----------------------------   ------------------   -------------------   ------------
1997-1998 ...................            1                   2,900                7%
1999-2002 ...................            3                   9,500               22%
2003 and thereafter .........            7                  30,800               71%
Total .......................           11                  43,200              100%

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

Units                        The units consisting of Series A Preferred Stock and Warrants offered in the Unit
                             Offering.

UPN                          United Paramount Network.

WB                           The WB Television Network.

Item 2: Properties

                                                    Owned or                                                Expiration of Lease
Location and Type of Property                       Leased        Approximate Size                          or Renewal Options
-----------------------------                       --------      ----------------                          -------------------
Corporate Office Radnor, PA                         Leased        6,686 sq. ft.                             3/31/99
TV Stations Jackson, MS (transmitting equipment)    Leased        1,125 foot tower                          2/28/04
Jackson, MS (television station and transmitter     (1) Lease/    5,600 sq. ft. bldg.; 900 sq. ft. bldg.    N/A
building)                                           Purchase
West Mountain, PA (tower & transmitter)             Leased        9.6 acres                                 1/31/00
Scranton, PA (television station)                   Leased        9,032 sq. ft.                             4/30/00
Bald Eagle Mtn, PA (transmitting equip.)            Owned         179' tower                                N/A
Nescopec Mountain, PA (transmitting)                Owned         400 foot tower                            N/A
Williamsport, PA (tower)                            Owned         175 foot tower                            N/A
Williamsport, PA (land)                             Owned         40,000 sq. ft.                            N/A
Chattanooga, TN (transmitting)                      Owned         577 foot tower                            N/A
Chattanooga, TN (television station)                Owned         16,240 sq. ft. bldg. on 3.17 acres        N/A
Portland, ME (television station)                   Leased        8,000 sq. ft.                             12/31/00
Gray, ME (tower site)                               Owned         18.6 acres                                N/A
Midway, FL (television station)                     Owned         16,000 sq. ft. bldg. on 3.55 acres        N/A
Jasper, FL                                          Owned         118 acres                                 N/A
Nickleville, GA (tower)                             Owned         22.5 acres                                N/A
Cairo, GA DBS Offices                               Owned         18 acres                                  N/A
Marlborough, MA (office)                            Leased        11,450 sq. ft.                            6/30/02
Charlton, MA (warehouse) Cable Systems              Leased        1,750 sq. ft. area                        Monthly
Winchester, CT (headend)                            Owned         15.22 acres                               N/A
Winsted, CT (office)                                Owned         2,000 sq. ft.                             N/A
North Brookfield, MA (headend)                      Leased        60,000 sq. ft. / 100' tower               6/01/04
Charlton, MA (office, headend site)                 Leased        38,223 sq. ft.                            5/9/99
Hinsdale, MA (headend site)                         Leased        30,590 sq. ft.                            2/1/04
Lanesboro, MA (headend site)                        Leased        62,500 sq. ft.                            4/13/03
West Stockbridge, MA (headend site)                 Leased        1.59 acres                                4/4/05
Mayaguez, Puerto Rico (office)                      Leased        2,520 sq. ft. building                    8/14/00
Mayaguez, Puerto Rico (headend)                     Leased        530 sq. ft. building                      8/30/98
Mayaguez, Puerto Rico (warehouse)                   Leased        1,750 sq. ft. area                        monthly
San German, Puerto Rico (headend site)              Owned         1,200 sq. ft.                             N/A
San German, Puerto Rico (tower & transmitter)       Owned         60' tower                                 N/A
San German, Puerto Rico (land)                      Leased        192 sq. meters                            30 yr. term
San German, Puerto Rico (office)                    Leased        2,928 sq. ft.                             2/1/01
Anasco, Puerto Rico (office)                        Leased        500 sq. ft                                2/28/99
Anasco, Puerto Rico (headend site)                  Leased        1,200 sq. meters                          monthly
Anasco, Puerto Rico (headend)                       Owned         59 foot tower                             N/A
Guanica, Puerto Rico (headend site)                 Leased        121 sq. meters                            2/28/04
Cabo Rojo, Puerto Rico (headend site)               Leased        121 sq. meters                            11/10/04
Hormigueros, Puerto Rico (warehouse)                Leased        2,000 sq. ft.                             monthly

------------
(1) The Company entered into a Lease/Purchase agreement in July 1993 which calls for 60 monthly payments of $4,500 at the end of which the property is conveyed to the Company.

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

                                                     High         Low
                                                  ---------   ----------
1996
Fourth Quarter (from October 4, 1996) .........   $16         $11 1/4
1997
First Quarter .................................   $14         $10 3/4
Second Quarter ................................   $11 3/8     $ 8 1/8
Third Quarter .................................   $21 1/2     $10 1/2
Fourth Quarter ................................   $25 1/2     $19

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


                                                     1993           1994         1995          1996           1997
                                                 ------------   -----------   ----------   ------------   ------------
INCOME STATEMENT DATA:
Net revenues
 DBS .........................................     $     --      $    174      $  1,469     $   5,829      $  38,254
 Cable .......................................        9,134        10,148        10,606        13,496         16,688
 TV(a) .......................................       10,353        17,869        20,073        28,604         31,876
                                                   --------      --------      --------     ---------      ---------
   Total net revenues ........................       19,487        28,191        32,148        47,929         86,818
                                                   --------      --------      --------     ---------      ---------
Direct operating expenses(b)
 DBS .........................................           --           210         1,379         4,958         32,014
 Cable .......................................        4,655         5,545         5,791         7,192          8,693
 TV ..........................................        7,580        12,398        13,971        18,754         21,377
Incentive compensation(c) ....................          192           432           528           985          1,274
Corporate expenses ...........................        1,265         1,506         1,364         1,429          2,256
Depreciation and amortization ................        5,978         6,940         8,751        12,061         27,792
                                                   --------      --------      --------     ---------      ---------
Income (loss) from operations ................         (183)        1,160           364         2,550         (6,588)
Interest expense .............................       (4,402)       (5,973)       (8,817)      (12,455)       (16,094)
Interest income ..............................           --            --           370           232          1,539
Other expense, net ...........................         (220)          (65)          (44)         (171)          (723)
Provision (benefit) for income taxes .........           --           140            30          (120)           200
Gain on sale of cable system .................           --            --            --            --          4,451
Extraordinary gain (loss), net ...............           --          (633)       10,211          (250)        (1,656)
                                                   --------      --------      --------     ---------      ---------
Net income (loss) ............................       (4,805)       (5,651)        2,054        (9,974)       (19,272)
Dividends on Preferred Stock .................           --            --            --            --         12,215
Net income (loss) applicable to Common
 shares ......................................     $ (4,805)     $ (5,651)     $  2,054     $  (9,974)     $ (31,487)
                                                   ========      ========      ========     =========      =========

                                                    1993            1994           1995           1996           1997
                                                ------------   -------------   ------------   -----------   -------------
Income (loss) per share:
 Loss before extraordinary item .............                                   $   (1.59)     $   (1.56)    $    (3.02)
 Extraordinary item .........................                                        1.99        (  0.04)       (  0.17)
                                                                                =========      =========     ==========
 Net income (loss) per share ................                                   $    0.40      $   (1.60)    $    (3.19)
                                                                                =========      =========     ==========
Weighted average shares Outstanding .........                                       5,140          6,240          9,858
OTHER DATA:
Pre-SAC Location Cash Flow(d) ...............     $  7,252       $  10,038      $  11,007      $  17,671     $   30,706
Location Cash Flow(d) .......................        7,252          10,038         11,007         17,025         24,733
Operating Cash Flow(d) ......................        5,795           8,100          9,287         15,596         22,478
Capital expenditures ........................          885           1,264          2,640          6,294          9,929
Net cash provided by (used for):
 Operating activities .......................        1,694           4,103          6,195          4,332          8,478
 Investing activities .......................         (106)         (3,571)        (6,459)       (82,451)      (142,109)
 Financing activities .......................       (1,020)           (658)        10,859         74,727        169,098
BALANCE SHEET DATA:
Net working capital (deficiency) ............     $ (3,844)      $ (23,074)     $  17,566      $   6,747     $   32,347
Total assets ................................       76,386          75,394         95,770        173,680        380,862
Total debt ..................................       72,127          61,629         82,896        115,575        208,355
Total liabilities ...........................       78,954          68,452         95,521        133,354        239,234
Total equity (deficiency)(e) ................       (2,568)          6,942            249         40,326        141,628


------------
(a) Net revenues are shown net of agency commissions and national representation fees.

(b) Direct operating expenses consist of programming, barter programming, general and administrative, technical and operations, marketing and selling and incentive compensation expense.

(c) Incentive compensation represents compensation expenses pursuant to the Restricted Stock Plan and 401(k) Plans. See Item 11 (Executive Compensation -- Incentive Program.)

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

     DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled $10.5 million or $281 per gross subscriber addition for the year ended December 31, 1997, of which $6.0 million was expensed.

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

     As of March 12, 1998, the Company had entered into 14 letters or definitive agreements to acquire, from various independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho, Nebraska, New Mexico, Oregon, South Dakota and Texas and related assets in exchange for approximately $52.9 million of cash, $10.3 million in promissory notes and $854,000 in shares of Class A Common Stock. The cash portion of the Pending Pegasus DBS Acquisitions will be funded with cash on hand and proceeds from the New England Cable Sale. If the New England Cable Sale is not completed, the Company will use borrowings from the Credit Facility to fund the cash portion of these acquisitions in excess of its cash on hand.

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

     During the year ended December 31, 1997, net cash provided by operating activities was approximately $8.5 million, which together with $8.6 million of cash on hand, $6.9 million of net proceeds from the sale of the New Hampshire cable system and $169.1 million of net cash provided by the Company's financing activities was used to fund other investing activities totaling $149.1 million. Financing activities consisted of raising $95.8 million in net proceeds from the Unit Offering and $111.0 million in net proceeds from the Senior Notes Offering, borrowing $94.2 million under PSH's credit facility (the "PSH Credit Facility"), repayment of $94.2 million of indebtedness under the PSH Credit Facility and $29.6 million of indebtedness under PM&C's credit facility (the "PM&C Credit Facility"), net repayment of approximately $657,000 of other long-term debt, placing $1.2 million in restricted cash to collateralize a letter of credit and the incurrence of approximately $6.2 million in debt issuance costs associated with the PSH Credit Facility and the Credit Facility. Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of (i) the acquisition of DBS assets from four independent DIRECTV providers during the first quarter of 1997 for approximately $34.0 million, (ii) the acquisition of DBS assets from five independent DIRECTV providers during the second quarter of 1997 for approximately $22.5 million, (iii) the acquisition of DBS assets from ten independent DIRECTV providers during the third quarter of 1997 for approximately $42.7 million, (iv) the acquisition of DBS assets from six independent DIRECTV providers during the fourth quarter of 1997 for approximately $34.4 million, (v) broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $5.8 million, (vi) the interconnection and expansion of the Puerto Rico cable systems amounting to approximately $1.8 million, (vii) payments of programming rights amounting to $2.6 million, and (viii) maintenance and other capital expenditures and intangibles totaling approximately $5.4 million. As of December 31, 1997, the Company's cash on hand approximated $44.0 million.

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

     During the year ended December 31, 1996, net cash provided by operating activities was approximately $3.1 million, which together with $12.0 million of cash on hand, $9.9 million of restricted cash and $74.7 million of net cash provided by the Company's financing activities was used to fund investing activities totaling $81.2 million. Investment activities consisted of (i) the Portland, Maine and Tallahassee, Florida TV acquisitions for approximately $16.6 million, (ii) the San German, Puerto Rico cable acquisition for approximately $26.0 million, (iii) the acquisition of DBS assets from two independent DIRECTV providers during the third quarter of 1996 for approximately $29.9 million, (iv) the purchase of the Pegasus Cable Television of Connecticut, Inc. ("PCT-CT") office facility and headend facility for $201,000, (v) the fiber upgrade in the PCT-CT cable system amounting to $323,000, (vi) the purchase of DSS units used as rental and lease units amounting to $832,000, (vii) payments of programming rights amounting to $1.8 million, and (viii) maintenance and other capital expenditures and intangibles totaling approximately $6.7 million. As of December 31, 1996, the Company's cash on hand approximated $8.6 million.

     During the year ended December 31, 1995, net cash provided by operations was approximately $5.8 million, which together with $1.4 million of cash on hand and $10.9 million of net cash provided by the Company's financing activities was used to fund a $12.5 million distribution to Pegasus' parent and to fund investing activities totaling $6.1 million. Investment activities consisted of (i) the final payment of the deferred purchase price for the Company's New England DBS rights of approximately $1.9 million, (ii) the purchase of a new WDSI studio and office facility for $520,000, (iii) the purchase of a LIBOR cap for $300,000, (iv) the purchase of DSS units used as rental and lease units for $157,000, (v) payments of programming rights amounting to $1.2 million, and (vi) maintenance and other capital expenditures and intangibles totaling approximately $1.9 million.

     As defined in the Certificate of Designation governing the Series A Preferred Stock and the indenture governing the Senior Notes, the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries on a consolidated basis where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available. Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow (Satellite Segment Operating Cash
Flow) for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period multiplied by four". Operating Cash Flow is income from operations before income taxes depreciation and amortization interest expense extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation Pro forma for the twenty-five completed DBS acquisitions occurring in 1997 and the disposition of the New Hampshire cable system, as if such acquisitions/disposition occurred on January 1, 1997. Adjusted Operating Cash Flow woudl have been approximately $35.2 million as follows:



                                                                                          Four Quarters
                                                                                              Ended
                                     (in thousands)                                       December 31,
                                                                                              1997
                                                                                          --------------
  Revenues ............................................................................     $108,543
  Direct operating expenses, excluding depreciation, amortization and other non-cash
    charges ...........................................................................       71,264
                                                                                            --------
  Income from operations before incentive compensation corporate expenses, depreciation
    and amortization and other non-cash charges .......................................       37,279
  Corporate expenses ..................................................................        2,256
                                                                                            --------
  Adjusted operating cash flow ........................................................     $ 35,023
                                                                                            ========

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

Capital Expenditures

     The Company's capital expenditures aggregated $9.9 million in 1997 as compared to $6.3 million in 1996. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1998 capital projects include (i) DBS facility upgrades of approximately $500,000, and (ii) approximately $2.6 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. Effective October 1, 1997, the Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which were being capitalized through September 30, 1997 and amortized over a twelve-month period, will be charged to operations in the period incurred. The Company commenced the programming of two new TV stations, WPME on August 1, 1997 and WGFL on October 17, 1997 and its plans are to commence programming of an additional station in 1998. There can be no assurance that the Company's capital expenditure plans will not change in the future. The Company's policy is to capitalize subscriber acquisition costs directly related to new subscribers, such as commissions and equipment subsidies, who sign a programming contract. These costs are amortized over the life of the contract. The Company expenses it subscriber acquisition costs when no new contract is obtained. The Company currently does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period occurred.

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

     The information required by this item is set forth on pages F-1 through F-25.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10: Directors and Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers and directors of Pegasus.

Name                                Age                                   Position
----                                ---                                   --------
Marshall W. Pagon ..............    42     Chairman of the Board, President and Chief Executive Officer
Robert N. Verdecchio ...........    41     Senior Vice President, Chief Financial Officer, Treasurer, Assistant
                                            Secretary and Director
Ted S. Lodge ...................    41     Senior Vice President, Chief Administrative Officer, General Counsel
                                            and Secretary
Howard E. Verlin ...............    36     Vice President and Assistant Secretary
James J. McEntee, III ..........    40     Director
Mary C. Metzger ................    52     Director
Donald W. Weber ................    61     Director

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


                                                                                            Long Term
                                                                                       Compensation Awards
                                                                      Annual        --------------------------
                                                                 Compensation (1)    Restricted    Securities
                                                                -------------------     Stock      Underlying       All Other
Name                                  Principal Position         Year      Salary     Award(2)       Options     Compensation(3)
------------------------------  ------------------------------  ------  ----------- ------------  ------------  ----------------
Marshall W. Pagon ............  President and Chief             1997     $200,000     $100,558       85,000        $  63,228(4)
                                 Executive Officer              1996     $150,000           --           --        $  62,253(4)
                                                                1995     $150,000           --           --               --

Robert N. Verdecchio .........  Senior Vice President and       1997     $150,000     $ 50,279       40,000        $   9,500
                                 Chief Financial  Officer       1996     $125,000     $555,940           --        $   6,875
                                                                1995     $122,083     $133,450           --               --

Ted S. Lodge(5) ..............  Senior Vice President, Chief    1997     $150,000     $ 40,223       40,000        $   1,800
                                 Adminisrtative Officer and     1996     $ 75,000           --           --               --
                                 General Counsel

Howard E. Verlin .............  Vice President, Satellite       1997     $135,000     $100,558       40,000        $   1,685
                                 and Cable Television           1996     $100,000     $     --           --        $   1,100
                                                                1995     $100,000     $ 95,321           --               --

------------
(1) Prior to the consummation of the Initial Public Offering, the Company's executive officers never received any salary or bonus compensation from the Company. The salary amounts presented above for 1995 and for January 1, 1996 through October 8, 1996 were paid by an affiliate of the Company. After October 8, 1996, the Company's executive officers' salaries were paid by the Company. There are no employment agreements between the Company and its executive officers.

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

(5) Mr. Lodge became an employee of the Company on July 1, 1996.

                             Option Grants in 1997
                          Potential Realizable Value

                                                 % of Total
                                              Options Granted      Exercise
                                  Options     to Employees in       Price       Expiration
Name                              Granted      Fiscal Year(1)     Per Share        Date         5%(2)          10%(2)
------------------------------   ---------   -----------------   -----------   -----------   -----------   -------------
Marshall W. Pagon ............    85,000           38.6%           $ 11.00        3-21-07      $588,016      $1,490,149
Robert N. Verdecchio .........    40,000           18.2%           $ 11.00        3-21-07      $276,714      $  701,247
Howard E. Verlin .............    40,000           18.2%           $ 11.00        3-21-07      $276,714      $  701,247
Ted S. Lodge .................    40,000           18.2%           $ 11.00        3-21-07      $276,714      $  701,247

------------
(1) The Company granted options to employees to purchase a total of 220,000 shares during 1997.

(2) These amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

      Aggregated Option Exercises in 1997 and 1997 Year-End Option Values

                                                                   Number of Unexercised             Value of Unexercised
                                                                    Options at Fiscal               In-the-Money Options
                                     Shares                            Year-End                   at Fiscal Year-End(1)
                                  Acquired on       Value     -------------------------------   ------------------------------
Name                                Exercise      Realized     Exercisable     Unexercisable     Exercisable     Unexercisable
------------------------------   -------------   ----------   -------------   ---------------   -------------   --------------
Marshall W. Pagon ............        --            --             --             85,000             --            $828,750
Robert N. Verdecchio .........        --            --             --             40,000             --            $390,000
Howard E. Verlin .............        --            --             --             40,000             --            $390,000
Ted S. Lodge .................        --            --             --             40,000             --            $390,000

------------
(1) In-the-money options are those where the fair market value of the underlying securities exceeds the exercise price of the option. The closing price of Pegasus' Class A Common Stock on December 31, 1997 was $20.75 per share.

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

Component                                                                               Amount
---------                                                                               ------
Restricted Stock grants to general managers based on the increase in annual
 Location Cash Flow of individual business units ..................................    6 Cents
Restricted Stock grants to department managers based on the increase in annual
 Location Cash Flow of individual business units ..................................    6 Cents
Restricted Stock grants to corporate managers (other than executive officers) based
 on the Company-wide increase in annual Location Cash Flow ........................    3 Cents
Restricted Stock grants to employees selected for special recognition .............    5 Cents
Restricted Stock grants under the 401(k) Plans for the benefit of all eligible
 employees and allocated pro-rata based on wages ..................................   10 Cents
                                                                                      ---------
   Total ..........................................................................   30 Cents
                                                                                      =========


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

                                                                                         Pegasus Class B Common
                                                    Pegasus Class A Common Stock                  Stock
                                                         Beneficially Owned                Beneficially Owned
                                                    ----------------------------         -----------------------
                                                        Shares                 %           Shares          %
Marshall W. Pagon(1)(2) .....................         4,611,599(3)         44.6%         4,581,900    100.0%
Robert N. Verdecchio ........................           165,242(4)(5)       2.8%                --       --
Howard E. Verlin ............................            52,153(4)(5)        (6)                --       --
Ted S. Lodge ................................            15,669(5)(7)        (6)                --       --
James J. McEntee, III .......................             3,000(8)           (6)                --       --
Mary C. Metzger .............................             3,000(8)           (6)                --       --
Donald W. Weber .............................           390,920(9)          6.8%                --       --
Harron Communications Corp.(10)(11) .........           852,110            14.8%                --       --
T. Rowe Price Associates, Inc. and related
  entities(12) ..............................           480,400             8.4%                --       --
Wellington Management Company,
  LLP(13) ...................................           494,500             8.6%                --       --
PAR Investment Partners, L.P. and related
  entities(14) ..............................           355,200             6.2%                --       --
Directors and Executive Officers as a
  group(15)(7 persons) ......................         5,241,583            50.4%         4,581,900    100.0%

------------
 (1) The address of this person is c/o Pegasus Communications Management Company, 5 Radnor Corporate Center, Suite 454, 100 Matsonford Road, Radnor, PA 19087.


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


     (2) Financial Statement Schedules

                                                                Page
                                                               -----
   Report of Coopers & Lybrand L.L.P. .......................   S-1
   Schedule II - Valuation and Qualifying Accounts ..........   S-2


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     (3) Exhibits



Exhibit
Number     Description of Document
--------   -----------------------------------------------------------------------------------------------------
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

------------
* Filed herewith.
+ Indicates a management contract or compensatory plan.

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


                                        PEGASUS COMMUNICATIONS CORPORATION


                                        By: /s/ Marshall W. Pagon
                                          -------------------------------------

                                            Marshall W. Pagon
                                          Chief Executive Officer and President


                                        Date: April 17, 1998


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





                    Signature                                     Title                        Date
------------------------------------------------   -----------------------------------   ---------------
/s/ Marshall W. Pagon
-------------------------------
Marshall W. Pagon                                  President, Chief Executive Officer    April 17, 1998
(Principal Executive Officer)                      And Chairman of the Board

/s/ Robert N. Verdecchio                           Senior Vice President, Chief          April 17, 1998
-------------------------------                    Financial Officer, Assistant
Robert N. Verdecchio                               Secretary, and Director
(Principal Financial and Accounting Officer)

/s/ James J. McEntee, III
-------------------------------
James J. McEntee, III                              Director                              April 17, 1998

/s/ Mary C. Metzger
-------------------------------
Mary C. Metzger                                    Director                              April 17, 1998

/s/ Donald W. Weber
-------------------------------
Donald W. Weber                                    Director                              April 17, 1998


                      PEGASUS COMMUNICATIONS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS




                                                                                              Page
                                                                                             -----
Report of Coopers & Lybrand L.L.P. .......................................................    F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997 .............................    F-3
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and
  1997 ...................................................................................    F-4
Consolidated Statements of Changes in Total Equity for the years ended December 31, 1995,
  1996 and 1997 ..........................................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and
  1997 ...................................................................................    F-6
Notes to Consolidated Financial Statements ...............................................    F-7

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



COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1998

                      Pegasus Communications Corporation
                          Consolidated Balance Sheets




                                                                                      December 31,
                                                                           ----------------------------------
                                                                                 1996              1997
                                                                           ---------------   ----------------
                                   ASSETS
Current assets:
   Cash and cash equivalents ...........................................    $   8,582,369     $  44,049,097
   Restricted cash .....................................................               --         1,220,056
   Accounts receivable, less allowance for doubtful accounts of $243,000
    and $319,000, respectively .........................................        9,155,545        13,819,571
   Program rights ......................................................        1,289,437         2,059,346
   Inventory ...........................................................          697,957           974,920
   Deferred taxes ......................................................        1,290,397         2,602,453
   Prepaid expenses and other ..........................................          851,592           788,669
                                                                            -------------     -------------
      Total current assets .............................................       21,867,297        65,514,112
Property and equipment, net ............................................       24,115,138        27,686,646
Intangible assets, net .................................................      126,236,128       284,774,027
Program rights .........................................................        1,294,985         2,262,299
Deposits and other .....................................................          166,498           624,629
                                                                            -------------     -------------
   Total assets ........................................................    $ 173,680,046     $ 380,861,713
                                                                            =============     =============
                            LIABILITIES AND TOTAL EQUITY
Current liabilities:
   Current portion of long-term debt ...................................    $     363,833     $   6,357,320
   Accounts payable ....................................................        5,075,981        10,240,615
   Accrued interest ....................................................        5,592,083         8,177,261
   Accrued expenses ....................................................        3,803,993         6,973,297
   Current portion of program rights payable ...........................          601,205         1,418,581
                                                                            -------------     -------------
      Total current liabilities ........................................       15,437,095        33,167,074
Long-term debt, net ....................................................      115,211,610       201,997,811
Program rights payable .................................................        1,365,284         1,416,446
Deferred taxes .........................................................        1,339,859         2,652,454
                                                                            -------------     -------------
      Total liabilities ................................................      133,353,848       239,233,785
Commitments and contingent liabilities .................................               --                --
Minority interest ......................................................               --         3,000,000
Series A preferred stock ...............................................               --       111,264,424
Common stockholders' equity:
   Class A common stock ................................................           46,632            57,399
   Class B common stock ................................................           45,819            45,819
   Additional paid-in capital ..........................................       57,736,011        64,034,687
   Deficit .............................................................      (17,502,264)      (36,774,401)
                                                                            -------------     -------------
      Total common stockholders' equity ................................       40,326,198        27,363,504
                                                                            -------------     -------------
   Total liabilities and stockholders' equity ..........................    $ 173,680,046     $ 380,861,713
                                                                            =============     =============


          See accompanying notes to consolidated financial statements

                      Pegasus Communications Corporation
                     Consolidated Statements of Operations




                                                                              Years Ended December 31,
                                                                -----------------------------------------------------
                                                                      1995              1996               1997
                                                                ---------------   ----------------   ----------------
Revenues:
   Basic and satellite service ..............................     $10,002,579       $ 16,645,428       $ 49,305,330
   Premium services .........................................       1,652,419          2,197,188          4,665,823
   Broadcasting revenue, net of agency commissions ..........      14,862,734         21,813,409         23,927,876
   Barter programming revenue ...............................       5,110,662          6,337,220          7,520,000
   Other ....................................................         519,682            935,387          1,399,397
                                                                  -----------       ------------       ------------
      Total revenues ........................................      32,148,076         47,928,632         86,818,426
                                                                  -----------       ------------       ------------
Operating expenses:
   Programming ..............................................       5,475,623          9,889,895         24,340,556
   Barter programming expense ...............................       5,110,662          6,337,220          7,520,000
   Technical and operations .................................       2,740,670          3,271,564          3,741,708
   Marketing and selling ....................................       3,928,073          5,481,315         14,352,775
   General and administrative ...............................       3,885,473          5,923,247         12,129,765
   Incentive compensation ...................................         527,663            985,365          1,273,872
   Corporate expenses .......................................       1,364,323          1,429,252          2,256,233
   Depreciation and amortization ............................       8,751,489         12,060,498         27,791,903
                                                                  -----------       ------------       ------------
      Income (loss) from operations .........................         364,100          2,550,276         (6,588,386)
Interest expense ............................................      (8,793,823)       (12,454,891)       (16,094,037)
Interest expense - related party ............................         (22,759)                --                 --
Interest income .............................................         370,300            232,361          1,538,569
Other expenses, net .........................................         (44,488)          (171,289)          (723,439)
Gain on sale of cable system ................................              --                 --          4,451,320
                                                                  -----------       ------------       ------------
   Loss before income taxes and extraordinary items .........      (8,126,670)        (9,843,543)       (17,415,973)
Provision (benefit) for income taxes ........................          30,000           (120,000)           200,000
                                                                  -----------       ------------       ------------
   Loss before extraordinary items ..........................      (8,156,670)        (9,723,543)       (17,615,973)
Extraordinary gain (loss) from extinguishment of debt, net         10,210,580           (250,603)        (1,656,164)
                                                                  -----------       ------------       ------------
   Net income (loss) ........................................       2,053,910         (9,974,146)       (19,272,137)
   Preferred stock dividends ................................              --                 --         12,215,000
                                                                  -----------       ------------       ------------
   Net income (loss) applicable to common shares ............     $ 2,053,910      ($  9,974,146)     ($ 31,487,137)
                                                                  ===========       ============       ============
Basic and diluted earnings per common share:
   Loss before extraordinary items ..........................    ($      1.59)     ($       1.56)     ($       3.02)
   Extraordinary gain (loss) ................................            1.99             ( 0.04)            ( 0.17)
                                                                  -----------       ------------       ------------
   Net income (loss) ........................................     $      0.40      ($       1.60)     ($       3.19)
                                                                  ===========       ============       ============
   Weighted average shares outstanding ......................       5,139,929          6,239,646          9,858,244
                                                                  ===========       ============       ============


          See accompanying notes to consolidated financial statements

                      Pegasus Communications Corporation
              Consolidated Statements of Changes in Total Equity

                                      F-5


                                                                         Common Stock
                                                     Series A     --------------------------
                                                    Preferred         Number         Par
                                                      Stock         of Shares       Value
                                                 ---------------  -------------  -----------
Balances at January 1, 1995 ...................                           494     $    494
Net income (loss) .............................
Distributions to Partners .....................
Distributions to Parent .......................
Exchange of common stock ......................                       161,006        1,121
Issuance of Class B common stock ..............                         8,500           85
                                                                      -------     --------
Balances at December 31, 1995 .................                       170,000        1,700
Net loss ......................................
Contributions by Parent .......................
Distributions to Parent .......................
Issuance of Class A common stock due to:
  Initial Public Offering .....................                     3,000,000       30,000
  WPXT Acquisition ............................                        82,143          821
  MI/TX DBS Acquisition .......................                       852,110        8,521
  Awards ......................................                         3,614           36
Issuance of Class B common stock due to:
  WPXT Acquisition ............................                        71,429          714
Conversions of partnerships ...................
Exchange of PM&C Class B ......................                       183,275        1,833
Exchange of PM&C Class A ......................                     4,882,541       48,826
                                                                    ---------     --------
Balances at December 31, 1996 .................                     9,245,112       92,451
Net loss ......................................
Issuance of Class A common stock due to:
  Acquisitions of DBS properties ..............                       923,860        9,239
  Liveoak Transaction .........................                        34,000          340
  Incentive compensation and awards ...........                       118,770        1,188
Issuance of Class A preferred stock due to:
  Unit Offering ...............................   $100,000,000
  Paid and accrued dividends ..................     12,215,000
Issuance of warrants due to:
  Acquisition of DBS properties ...............
  Unit Offering ...............................       (950,576)
                                                  ============     ==========     ========
Balances at December 31, 1997 .................   $111,264,424     10,321,742     $103,218
                                                  ============     ==========     ========

                                                                                                             Total
                                                    Additional         Retained          Partners'          Common
                                                      Paid-In          Earnings           Capital        Stockholders'
                                                      Capital          (Deficit)         (Deficit)          Equity
                                                 ----------------  ----------------  ----------------  ----------------
Balances at January 1, 1995 ...................   $   16,382,054    ($  3,905,909)     ($ 5,535,017)    $    6,941,622
Net income (loss) .............................                         5,731,192        (3,677,282)         2,053,910
Distributions to Partners .....................                                            (246,515)          (246,515)
Distributions to Parent .......................      (12,500,000)                                          (12,500,000)
Exchange of common stock ......................           (1,121)
Issuance of Class B common stock ..............        3,999,915                                             4,000,000
                                                  --------------   ----------------  ---------------    --------------
Balances at December 31, 1995 .................        7,880,848        1,825,283        (9,458,814)           249,017
Net loss ......................................                        (5,934,261)       (4,039,885)        (9,974,146)
Contributions by Parent .......................          579,152                            105,413            684,565
Distributions to Parent .......................       (2,946,379)                                           (2,946,379)
Issuance of Class A common stock due to:
  Initial Public Offering .....................       38,153,000                                            38,183,000
  WPXT Acquisition ............................        1,149,179                                             1,150,000
  MI/TX DBS Acquisition .......................       11,921,025                                            11,929,546
  Awards ......................................           50,559                                                50,595
Issuance of Class B common stock due to:
  WPXT Acquisition ............................          999,286                                             1,000,000
Conversions of partnerships ...................                       (13,393,286)       13,393,286
Exchange of PM&C Class B ......................           (1,833)
Exchange of PM&C Class A ......................          (48,826)
                                                  --------------   ----------------  ---------------    --------------
Balances at December 31, 1996 .................       57,736,011      (17,502,264)               --         40,326,198
Net loss ......................................                       (19,272,137)                         (19,272,137)
Issuance of Class A common stock due to:
  Acquisitions of DBS properties ..............       14,827,014                                            14,836,253
  Liveoak Transaction .........................          360,910                                               361,250
  Incentive compensation and awards ...........        1,307,453                                             1,308,641
Issuance of Class A preferred stock due to:
  Unit Offering ...............................
  Paid and accrued dividends ..................      (12,215,000)                                          (12,215,000)
Issuance of warrants due to:
  Acquisition of DBS properties ...............        1,067,723                                             1,067,723
  Unit Offering ...............................          950,576                                               950,576
                                                  ==============     ============       ===========     ==============
Balances at December 31, 1997 .................   $   64,034,687    ($ 36,774,401)               --     $   27,363,504
                                                  ==============     ============       ===========     ==============

                        See accompanying notes to consolidated financial statements

                      Pegasus Communications Corporation
                     Consolidated Statements of Cash Flows





                                                                                Years Ended December 31,
                                                                 -------------------------------------------------------
                                                                       1995               1996                1997
                                                                 ----------------   ----------------   -----------------
Cash flows from operating activities .........................    $   2,053,910      ($  9,974,146)     ($  19,272,137)
 Net income (loss)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities;
   Extraordinary (gain) loss on extinguishment of debt,
    net ......................................................      (10,210,580)           250,603           1,656,164
   Depreciation and amortization .............................        8,751,489         12,060,498          27,791,903
   Program rights amortization ...............................        1,263,190          1,514,122           1,715,556
   Accretion on discount of bonds ............................          195,454            392,324             394,219
   Stock incentive compensation ..............................               --             50,595                  --
   Gain on sale of cable system ..............................               --                 --          (4,451,320)
   Bad debt expense ..........................................          146,147            335,956           1,141,913
   Change in assets and liabilities:
    Accounts receivable ......................................         (815,241)        (4,607,356)         (5,608,113)
    Inventory ................................................         (389,318)           402,942            (115,800)
    Prepaid expenses and other ...............................          490,636           (521,697)            305,066
    Accounts payable and accrued expenses ....................         (796,453)         4,552,633           7,308,021
    Advances payable - related party .........................          326,279           (468,327)                 --
    Accrued interest .........................................        5,173,745            418,338           2,585,178
    Capitalized subscriber acquisition costs .................         (411,696)        (1,272,383)         (4,514,874)
    Deposits and other .......................................            5,843            (74,173)           (458,131)
                                                                  -------------       ------------       -------------
   Net cash provided by operating activities .................        5,783,405          3,059,929           8,477,645
                                                                  -------------       ------------       -------------
Cash flows from investing activities:
    Acquisitions, net of cash acquired .......................               --        (72,567,216)       (133,886,247)
    Cash acquired from acquisitions ..........................               --                 --             379,044
    Capital expenditures .....................................       (2,640,475)        (6,294,352)         (9,929,181)
    Purchase of intangible assets ............................       (1,922,960)          (486,444)         (3,033,471)
    Payments of programming rights ...........................       (1,233,777)        (1,830,903)         (2,584,241)
    Proceeds from sale of cable system .......................                                  --           6,945,270
    Other ....................................................         (250,000)                --                  --
                                                                  -------------       ------------       -------------
 Net cash used for investing activities ......................       (6,047,212)       (81,178,915)       (142,108,825)
                                                                  -------------       ------------       -------------
Cash flows from financing activities:
    Proceeds from long-term debt .............................       81,455,919                 --         115,000,000
    Repayments of long-term debt .............................      (48,095,692)          (103,639)           (320,612)
    Borrowings on revolving credit facilities ................        2,591,335         41,400,000          94,726,250
    Repayments of revolving credit facilities ................       (2,591,335)       (11,800,000)       (124,326,250)
    Proceeds from borrowings from related parties ............           20,000                 --                  --
    Restricted cash ..........................................       (9,881,198)         9,881,198          (1,220,056)
    Debt issuance costs ......................................       (3,974,454)          (304,237)        (10,236,923)
    Capital lease repayments .................................         (166,050)          (267,900)           (336,680)
    Contributions by Parent ..................................               --            684,565
    Distributions to Parent ..................................      (12,500,000)        (2,946,379)                 --
    Proceeds from issuance or common stock ...................        4,000,000         42,000,000                  --
    Underwriting and IPO costs ...............................                          (3,817,000)                 --
    Proceeds from issuance of Series A preferred stock                       --                 --         100,000,000
    Underwriting and preferred offering costs ................               --                 --          (4,187,920)
                                                                  -------------       ------------       -------------
Net cash provided by financing activities ....................       10,858,525         74,726,608         169,097,909
                                                                  -------------       ------------       -------------
Net increase (decrease) in cash and cash equivalents .........       10,594,718         (3,392,378)         35,466,728
Cash and cash equivalents, beginning of year .................        1,380,029         11,974,747           8,582,369
                                                                  -------------       ------------       -------------
Cash and cash equivalents end of year ........................    $  11,974,747       $  8,592,369       $  44,049,097
                                                                  =============       ============       =============


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

                      PEGASUS COMMUNICATIONS CORPORATION

2. Summary of Significant Accounting Policies:  -- (Continued)

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

     Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:


       Reception and distribution facilities .........    7 to 11 years
       Transmitter equipment .........................    5 to 10 years
       Equipment, furniture and fixtures .............    5 to 10 years
       Building and improvements .....................   12 to 39 years
       Vehicles ......................................     3 to 5 years


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

     The Company's policy is to capitalize subscriber acquisition costs directly related to new subscribers such as commissions and equipment subsidies, who sign a programming contract. These costs are amortized over the life of the contract. The Company expenses its subscriber acquisition costs when no new contract is obtained. The Company currently does not require new DBS customers to sign programming contracts and as a result subscriber acquisition costs are currently being charged to operations in the period incurred.


     Amortization of intangible assets is computed using the straight-line method based upon the following lives:

                      PEGASUS COMMUNICATIONS CORPORATION

2. Summary of Significant Accounting Policies:  -- (Continued)


       Broadcast licenses .....................        40 years
       Network affiliation agreements .........        40 years
       Goodwill ...............................        40 years
       DBS rights .............................        10 years
       Other intangibles ......................   2 to 14 years
       Subscriber acquisition costs ...........         1 year

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

                      PEGASUS COMMUNICATIONS CORPORATION

2. Summary of Significant Accounting Policies:  -- (Continued)

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

Stock Based Compensation:

     The Company applies Accounting Principles Board Opinion No. 25 -- "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 -- "Accounting for Stock-Based Compensation ("SFAS 123").

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

                      PEGASUS COMMUNICATIONS CORPORATION

3. Property and Equipment:

     Property and equipment consist of the following:



                                                    December 31,       December 31,
                                                        1996               1997
                                                  ----------------   ----------------
Land ..........................................    $     862,298      $     947,712
Reception and distribution facilities .........       29,140,040         27,012,297
Transmitter equipment .........................       11,643,812         15,306,589
Building and improvements .....................        1,553,548          2,293,755
Equipment, furniture and fixtures .............        1,509,588          3,091,363
Vehicles ......................................          766,192            983,256
 Other equipment ..............................        2,295,446          2,612,332
                                                   -------------      -------------
                                                      47,770,924         52,247,304
Accumulated depreciation ......................      (23,655,786)       (24,560,658)
                                                   -------------      -------------
Net property and equipment ....................    $  24,115,138      $  27,686,646
                                                   =============      =============

     Depreciation expense amounted to $4.1 million, $5.2 million and $5.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

4. Intangibles:

     Intangible assets consist of the following:



                                                          December 31,       December 31,
                                                              1996               1997
                                                        ----------------   ----------------
Goodwill ............................................    $  28,490,035      $  28,490,035
Franchise costs .....................................       35,972,374         35,332,755
Broadcast licenses & affiliation agreements .........       18,930,324         19,094,212
Deferred financing costs ............................        4,020,665         16,654,186
Subscriber acquistion costs .........................        1,272,282          5,787,156
DBS rights ..........................................       45,829,174        203,379,952
Consultancy & non-compete agreements.................        2,700,000          6,010,838
Organization & other deferred costs .................        6,368,426          8,571,281
                                                         -------------      -------------
                                                           143,583,280        323,320,415
Accumulated amortization ............................      (17,347,152)       (38,546,388)
                                                         -------------      -------------
Net intangible assets ...............................    $ 126,236,128      $ 284,774,027
                                                         =============      =============

     Amortization expense amounted to $4.6 million, $6.9 million and $22.1 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company's intangible assets increased primarily due to the $166 million increase in DBS rights and other intangibles relating to the 25 acquisitions completed by the Company during 1997 (see footnote 12 Acquisitions and Disposition), as well as the net $12.6 million increase in deferred financing costs related to the three completed financings (see footnote 6 -- Redeemable Preferred Stock and footnote 7 -- Long-Term Debt).

                      PEGASUS COMMUNICATIONS CORPORATION

5. Common Stock:

     At December 31, common stock consists of the following:



                                                                          1996         1997
                                                                       ----------   ----------
Pegasus Class A common stock, $0.01 par value; 30.0 million shares authorized; 4,663,229 and 5,739,842 issued and outstanding,
 respectively ......................................................    $46,632      $ 57,399
Pegasus Class B common stock, $0.01 par value; 15.0 million shares authorized; 4,581,900 and 4,581,900 issued and outstanding,
 respectively ......................................................     45,819        45,819
                                                                        =======      ========
   Total common stock ..............................................    $92,451      $103,218
                                                                        =======      ========

     The Company's ability to pay dividends on its Common Stock is subject to certain restrictions (see footnote 6 -- Redeemable Preferred Stock and footnote 7 -- Long-Term Debt).

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

                      PEGASUS COMMUNICATIONS CORPORATION

7. Long-Term Debt:


     Long-term debt consists of the following:



                                                                         December 31,      December 31,
                                                                             1996              1997
                                                                        --------------   ---------------
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $3,412,222 and $3,018,003 as of December
 31, 1996 and December 31, 1997, respectively .......................   $ 81,587,778      $ 81,981,997
Series A Senior Notes payable by Pegasus, due 2005, interest at
 9.625%, payable semi-annually in arrears on April 15 and October
 15, commencing on April 15, 1998 ...................................             --       115,000,000
Senior seven-year $50.0 million revolving credit facility, payable by
 PM&C, interest at the Company's option at either the bank's prime
 rate plus an applicable margin or LIBOR plus an applicable margin.       29,600,000                --
Senior six-year $180.0 million revolving credit facility, payable by
 PM&C, interest at the Company's option at either the bank's base
 rate plus an applicable margin or LIBOR plus an applicable margin .              --                --
Mortgage payable, due 2000, interest at 8.75% .......................        498,468           477,664
Note payable, due 1998, interest at 10% .............................      3,050,000         3,050,000
Sellers' notes, various maturities and interest rates ...............        277,130         7,171,621
Capital leases and other ............................................        562,067           673,849
                                                                        ------------      ------------
                                                                         115,575,443       208,355,131
Less current maturities .............................................        363,833         6,357,320
                                                                        ------------      ------------
Long-term debt ......................................................   $115,211,610      $201,997,811
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

                      PEGASUS COMMUNICATIONS CORPORATION

7. Long-Term Debt:  -- (Continued)

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

     At December 31, 1997, maturities of long-term debt and capital leases are as follows:


  1998 .................    $  6,357,320
  1999 .................       1,905,265
  2000 .................       1,930,290
  2001 .................       1,125,561
  2002 .................          54,698
  Thereafter ...........     196,981,997
                            ------------
                            $208,355,131
                            ============

8. Net Income Per Common Share:

Calculation of Basic and Diluted net income per common share:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted net income per common share (in thousands):



                                                                   1995             1996                1997
                                                              -------------   ----------------   -----------------
Net income (less) applicable to common shares .............    $2,053,910       ($ 9,974,146)      ($ 31,487,137)
                                                               ==========        ===========        ============
Weighted average common shares outstanding ................     5,139,910          6,239,646           9,858,244
                                                               ==========        ===========        ============
Total shares used for calculation of basic net income per
 common share .............................................     5,139,929          6,239,646           9,858,244
Stock options .............................................            --                 --                  --
                                                               ----------        -----------        ------------
Total shares used for calculation of diluted net income per
 common share .............................................     5,139,929          6,239,646           9,858,244
                                                               ==========        ===========        ============

     For the year ended December 31, 1997, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $12,215,000, by applicable shares outstanding.

     Securities that have not been issued and are antidilutive amounted to 2,539 shares in 1996 and 582,493 shares in 1997.

                      PEGASUS COMMUNICATIONS CORPORATION

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



                                                    1996            1997
                                               -------------   -------------
Equipment, furniture and fixtures ..........    $  215,112      $  700,807
Vehicles ...................................       446,372         516,642
                                                ----------      ----------
                                                   661,484       1,217,449
Accumulated depreciation ...................      (250,288)       (512,307)
                                                ==========      ==========
Total ......................................    $  411,196      $  705,142
                                                ==========      ==========

     Future minimum lease payments on noncancellable operating and capital leases at December 31, 1997 are as follows:



                                                                        Operating       Capital
                                                                          Leases         Leases
                                                                      -------------   -----------
1998 ..............................................................    $  649,802      $259,574
1999 ..............................................................       427,794       184,631
2000 ..............................................................       331,283       164,726
2001 ..............................................................       248,206       140,681
2002 ..............................................................       143,958        53,612
Thereafter ........................................................        59,154            --
                                                                       ----------      --------
Total minimum payments ............................................    $1,860,197       803,224
                                                                       ==========
Less: amount representing interest ................................                     153,375
                                                                                       ========
Present value of net minimum lease payments including current
 maturities of $199,273 ...........................................                    $649,849
                                                                                       ========

10. Income Taxes:

     The following is a summary of the components of income taxes from operations:



                                                        1995           1996            1997
                                                     ----------   --------------   -----------
Federal -- deferred ..............................    $23,000       ($ 169,000)
State and local -- current .......................      7,000           49,000      $200,000
                                                      -------        ---------      --------
   Provision (benefit) for income taxes ..........    $30,000       ($ 120,000)     $200,000
                                                      =======        =========      ========

                      PEGASUS COMMUNICATIONS CORPORATION

10. Income Taxes:  -- (Continued)

     The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 1996 and 1997 are as follows:



                                                                               1996               1997
                                                                         ----------------   ---------------
Assets:
 Receivables .........................................................     $     47,887       $     73,547
 Excess of tax basis over book basis from tax gain recognized upon
   incorporation of subsidiaries .....................................        1,890,025          1,890,025
 Loss carryforwards ..................................................       14,197,578         18,046,889
 Other ...............................................................          870,305            870,305
                                                                           ------------       ------------
   Total deferred tax assets .........................................       17,005,795         20,880,766
Liabilities:
 Excess of book basis over tax basis of property, plant and equipment        (1,754,621)        (1,938,899)
 Excess of book basis over tax basis of amortizable intangible assets.       (4,616,997)        (5,695,313)
                                                                           ------------       ------------
   Total deferred tax liabilities ....................................       (6,371,618)        (7,634,212)
                                                                           ------------       ------------
 Net deferred tax assets .............................................       10,634,177         13,246,554
   Valuation allowance ...............................................      (10,683,639)       (13,296,554)
                                                                           ------------       ------------
 Net deferred tax liabilities ........................................    ($     49,462)     ($     50,000)
                                                                           ============       ============

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

     A reconciliation of the Federal statutory rate to the effective tax rate is as follows:




                                                         1995            1996           1997
                                                    -------------   -------------   -----------
U.S. statutory federal income tax rate ..........     34.00%          34.00%         34.00%
Foreign net operating loss ......................      27.09            1.73            --
Valuation allowance .............................    (60.72)         (36.92)        (34.38)
Other ...........................................        --              --           1.43
                                                     -------         -------        -------
Effective tax rate ..............................    ( 0.37%)        ( 1.19%)         1.05%
                                                     =======         =======        =======

                      PEGASUS COMMUNICATIONS CORPORATION

11. Supplemental Cash Flow Information:


     Significant noncash investing and financing activities are as follows:



                                                                               Years ended December 31,
                                                                   ------------------------------------------------
                                                                        1995             1996             1997
                                                                   --------------   --------------   --------------
Barter revenue and related expense .............................    $ 5,110,662      $ 6,337,220      $ 7,520,000
Acquisition of program rights and assumption of related
 program payables ..............................................      1,335,275        1,140,072        3,452,779
Acquisition of plant under capital leases ......................        121,373          312,578          529,072
Redemption of minority interests and related receivable ........        246,515               --               --
Capital contribution and related acquisition of intangibles.....             --       14,079,546       15,197,503
Execution of license agreement option ..........................             --        3,050,000               --
Stock incentive compensation and related expense/ accrued
 expense .......................................................             --               --        1,273,872
Minority interest and related acquisition of intangibles .......             --               --        3,000,000
Notes payable and related acquisition of intangibles ...........             --               --        7,113,689
Series A Preferred Stock dividend and reduction of paid-in
 capital .......................................................             --               --       12,215,000

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



     On October 8, 1996, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Texas and Michigan and the related assets in exchange for total consideration of approximately $29.8 million, which consisted of $17.9 million in cash and $11.9 million of the Company's Class A Common Stock.

                      PEGASUS COMMUNICATIONS CORPORATION

12. Acquisitions and Disposition:  -- (Continued)

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


     On January 31, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Indiana and the related assets and liabilities in exchange for total consideration of approximately $14.4 million, which consisted of for approximately $8.8 million in cash and 466,667 shares of the Company's Class A Common Stock (amounting to $5.6 million at the time of issuance).


     On February 14, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Mississippi and the related assets in exchange for approximately $14.8 million in cash.


     As of March 10, 1997, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Arkansas, Virginia and West Virginia and the related assets in exchange for total consideration of approximately $14.6 million, which consisted of $10.4 million in cash, $200,000 in assumed liabilities, $3.0 million in preferred stock of a subsidiary of Pegasus and warrants to purchase a total of 283,969 shares of the Company's Class A Common Stock (amounting to $951,000 at the time of issuance). The $3.0 million in preferred stock of a subsidiary of Pegasus has been accounted for as a minority interest.

     As of April 9, 1997, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets in exchange for total consideration of approximately $4.5 million, which consisted of $3.3 million in cash, $143,000 in assumed liabilities, 42,187 shares of the Company's Class A Common Stock (amounting to $500,000 at the time of issuance), and a $600,000 obligation, payable over four years, for consultancy and non-compete agreements.

     As of May 9, 1997, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Florida, Maryland, Minnesota, Nevada, New Hampshire, Oklahoma, Texas, Virginia, Washington, Wisconsin and Wyoming and the related assets in exchange for total consideration of approximately $20.3 million, which consisted of $18.6 million in cash, $502,000 in assumed liabilities, a $350,000 note due January 1998, 17,971 shares of the Company's Class A Common Stock (amounting to $200,000 at the time of issuance), and $600,000 in cash for consultancy and non-compete agreements.

     As of July 9, 1997, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Ohio and Texas and the related assets in exchange for total consideration of approximately $17.9 million, which consisted of $17.4 million in cash and $503,000 in assumed liabilities.

     As of August 8, 1997, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Indiana, Minnesota and South Dakota and the related assets in exchange for total consideration of approximately $17.7 million, which consisted of $15.5 million in cash, $464,000 in assumed liabilities and a $988,000 note due January 1998; and $750,000 in cash for endorsement and non-compete agreements.

     As of September 8, 1997, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Illinois, Minnesota and Utah and the related assets in exchange for total consideration of approximately $9.3 million, which consisted of $9.1 million in cash and $165,000 in assumed liabilities.

                      PEGASUS COMMUNICATIONS CORPORATION

12. Acquisitions and Disposition:  -- (Continued)


     As of October 8, 1997, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama and Texas and the related assets in exchange for total consideration of approximately $28.0 million, which consisted of $24.2 million in cash, $219,000 in assumed liabilities, a $2.2 million note, payable over four years, and $589,000 in cash and a $772,000 obligation, payable over four years, for consultancy and non-compete agreements.

     Effective October 31, 1997 the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Georgia and the related assets and liabilities in exchange total consideration of approximately $14.9 million, which consisted of $6.4 million in cash and 397,035 shares of the Company's Class A Common Stock (amounting to $8.5 million at the time of issuance).

     As of November 7, 1997 the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska, Minnesota, Utah and Wyoming and the related assets in exchange for total consideration of approximately $5.4 million, which consisted of $3.1 million in cash, $147,000 in assumed liabilities, a $1.7 million note, payable over two years, and a $446,000 note due November 2000.

     The value assigned to the Class A Common Stock was computed by multiplying the number of shares issued by the closing price per share on the day prior to the date of consummation of the acquisition.

     The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above TV stations, DBS territories, cable system and TV stations had been acquired or sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's payments to related parties, amortization of intangibles, interest expense, preferred stock dividends and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to December 31, 1997.

                                                         Years Ended December 31,
                                                      -------------------------------
                                                           1996             1997
                                                      --------------   --------------
     (in thousands, except earnings per share)                  (unaudited)
Net revenues ......................................      $  83,916        $ 104,357
                                                         ---------        ---------
Operating loss ....................................     ($  11,564)      ($  16,250)
                                                         ---------        ---------
Net loss ..........................................     ($  34,820)      ($  39,002)
Less: Preferred stock dividends ...................        (13,156)         (13,156)
                                                         ---------        ---------
Net loss available to common stockholders .........     ($  47,976)      ($  52,158)
                                                         =========        =========
Net loss per common share .........................      $    6.70)       $    5.09)
                                                         =========        =========

13. Financial Instruments:

     The carrying values and fair values of the Company's financial instruments at December 31 consisted of:



                                                      1996                       1997
                                            ------------------------   ------------------------
                                             Carrying        Fair       Carrying        Fair
                                               Value        Value         Value        Value
                                            ----------   -----------   ----------   -----------
                                                              (in thousands)
Long-term debt, including current portion    $115,575     $125,788      $208,355     $240,086
Series A Preferred Stock ................          --           --       111,264      114,750

     Long-term debt: The fair value of long-term debt is estimated based on the quoted market price for the same or similar instruments.

                      PEGASUS COMMUNICATIONS CORPORATION

13. Financial Instruments:  -- (Continued)

     Series A Preferred Stock: The fair value of Series A Preferred Stock is estimated based on the quoted market price for the same or similar instruments. All other financial instruments are stated at cost which approximates fair market value.


     All other financial instruments are stated at cost which approximates fair market value.


14. Warrants:


     In January 1997, in connection with the Unit Offering, the Company issued warrants to purchase 193,600 shares of Class A Common Stock at an exercise price of $15 per share. These warrants are exercisable through January 1, 2007. At December 31, 1997, none of these warrants have been exercised. The fair value, value of these warrants was estimated using the Black-Scholes pricing model and was approximately $1.1 million. The value assigned to these warrants reduced the carrying amount of the Series A Preferred Stock and was effected by an increase in additional paid-in capital.

     In March, in connection witht he acquisition of DBS properties, the Company issued warrants to purchase 283,969 shares of Class A Common Stock at an exercise price of $11.81 per share. These warrants are exercisable through March 10, 2006. At December 31, 1997, none of these warrants have been exercised. The fair value of these warrants was estimated using the Black-Scholes pricing model and was approximately $951,000. The value assigned to these warrants increased the carrying amount of the DBS rights acquired and was effected by an increase in additional paid-in-capital.


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

     The fair value of options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1997:

                      PEGASUS COMMUNICATIONS CORPORATION

15. Employee Benefit Plans:  -- (Continued)


                                               1996         1997
                                            ----------   ----------
Risk-free interest rate .................   5.56%         6.35%
Dividend Yield ..........................   0.00%         0.00%
Volatility Factor .......................   0.00         0.403
Weighted average expected life ..........   5 years      5 years

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


     The following table summarizes stock option activity over the past two years under the Company's plan:




                                                                       Weighted
                                                      Number of        Average
                                                        Shares      Exercise Price
                                                     -----------   ---------------
Outstanding at January 1, 1996 ...................          --         --
Granted ..........................................       3,385     $ 14.00
Exercised ........................................          --         --
Canceled or expired ..............................          --         --
                                                         -----     -------
Outstanding at December 31, 1996 .................       3,385      14.00
Granted ..........................................     220,000      11.00
Exercised ........................................          --         --
Canceled or expired ..............................          --         --
                                                       =======     =======
Outstanding at December 31, 1997 .................     223,385     $ 11.05
                                                       =======     =======
Options exercisable at December 31, 1996 .........       3,385      14.00
Options exercisable at December 31, 1997 .........       3,385      14.00

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

     The Company may make three types of contributions to the 401(k) Plans, each allocable to a participant's account if the participant completes at least 1,000 hours of service in the applicable plan year, and is employed

                      PEGASUS COMMUNICATIONS CORPORATION

15. Employee Benefit Plans:  -- (Continued)


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

                      PEGASUS COMMUNICATIONS CORPORATION

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



                                              TV            DBS          Cable         Other      Consolidated
                                         -----------   ------------   -----------   ----------   -------------
1995
 Revenues ............................    $ 19,973      $   1,469      $ 10,606      $    100      $ 32,148
 Operating income (loss) .............       2,252           (752)       (1,103)          (33)          364
 Identifiable assets .................      36,906          5,577        34,395        18,892        95,770
 Incentive compensation ..............         415              9           104            --           528
 Corporate expenses ..................         782            114           450            18         1,364
 Depreciation & amortization .........       2,591            719         5,364            77         8,751
 Capital expenditures ................       1,403            216           953            69         2,641
1996
 Revenues ............................    $ 28,488      $   5,829      $ 13,496      $    116      $ 47,929
 Operating income (loss) .............       3,925         (1,239)          190          (326)        2,550
 Identifiable assets .................      61,817         53,090        54,346         4,427       173,680
 Incentive compensation ..............         691             95           148            51           985
 Corporate expenses ..................         756            158           497            18         1,429
 Depreciation & amortization .........       4,000          1,786         5,245         1,029        12,060
 Capital expenditures ................       2,289            855         3,070            80         6,294
1997
 Revenues ............................    $ 31,726      $  38,254      $ 16,688      $    150      $ 86,818
 Operating income (loss) .............       5,357        (11,990)        1,622        (1,577)       (6,588)
 Identifiable assets .................      63,016        209,507        51,714        56,625       380,862
 Incentive compensation ..............         298            525           181           270         1,274
 Corporate expenses ..................         840            744           617            55         2,256
 Depreciation & amortization .........       3,927         17,042         5,643         1,180        27,792
 Capital expenditures ................       6,425            506         2,914            84         9,929


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

                      PEGASUS COMMUNICATIONS CORPORATION

20. Subsequent Events:  -- (Continued)

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


     The Company has entered into 14 letters of intent or definitive agreements to acquire, from various independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho, Nebraska, New Mexico, Oregon, South Dakota and Texas and the related assets in exchange for approximately $52.9 million in cash, $10.3 million in promissory notes and $854,000 of the Company's Class A Common Stock.


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

21. Quarterly Information (Unaudited):




                                                               Quarter Ended
                                        ------------------------------------------------------------
                                         March 31,      June 30,      September 30,     December 31,
                                            1997          1997             1997             1997
                                        -----------   ------------   ---------------   -------------
                                                               (in thousands)
1997
 Net revenues .......................    $ 15,897      $  19,778        $  21,927       $   29,216
 Operating income (loss) ............        (366)          (113)          (1,308)          (4,801)
 Income (loss) before extraordinary
   items ............................       1,433         (3,083)          (9,015)         (19,166)
 Net income (loss) ..................    $  1,433      $  (3,083)       $  (9,015)      $  (20,822)
Basic and diluted earnings per share:
 Operating income (loss) ............   $   (0.04)     $   (0.01)       $   (0.13)      $    (0.47)
 Income (loss) before extraordinary
   items ............................        0.07        (  0.64)         (  0.91)         (  1.88)
 Net income (loss) ..................   $    0.07      $   (0.64)       $   (0.91)      $    (2.05)




     For the fourth quarter of 1997, the Company had an extraordinary loss of approximately $1.7 million or $0.16 per share in connection with the refinancing of certain facilities (see footnote 7 -- Long-Term Debt).

                      PEGASUS COMMUNICATIONS CORPORATION

21. Quarterly Information (Unaudited):  -- (Continued)



                                                                Quarter Ended
                                        --------------------------------------------------------------
                                          March 31,       June 30,      September 30,     December 31,
                                             1996           1996             1996             1996
(in thousands)                          -------------   ------------   ---------------   -------------
1996
 Net revenues .......................     $   8,427      $  10,756        $  10,938        $ 17,809
 Operating income (loss) ............          (451)           960             (604)          2,644
 Income (loss) before extraordinary
   items ............................        (3,106)        (1,732)          (3,980)           (905)
 Net income (loss) ..................     $  (3,106)     $  (1,732)       $  (4,231)       $   (905)
Basic and diluted earnings per share:
 Operating income (loss) ............     $   (0.09)     $    0.18        $   (0.12)       $   0.30
 Income (loss) before extraordinary
   items ............................       (  0.59)       (  0.33)         (  0.76)        (  0.10)
 Net income (loss) ..................     $   (0.59)     $   (0.33)       $   (0.81)      $   (0.10)



     For the third quarter of 1996, the Company had an extraordinary loss of approximately $251,000 or $0.05 per share in connection with the refinancing of a credit facility (see footnote 7 -- Long-Term Debt).

Coopers                                            Coopers & Lybrand LLP
& Lybrand
                                                   A professional services firm

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

/s/ Coopers & Lybrand LLP
--------------------------

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 26, 1998

PEGASUS COMMUNICATIONS CORPORATION SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands)


Description                        Balance at          Additions      Additions                                    Balance at
                                   Beginning of        Charged To     Charged To                                   End of
                                   Period              Expenses       Other Accountants        Deductions          Period

Allowance for Unollectible
  Accounts Receivable
   Year 1995                       $        348        $      151     $         -              $       261         $       238
   Year 1996                       $        238        $      336     $         -              $       331         $       243
   Year 1997                       $        243        $      371     $         -              $       295         $       319


Valuation Allowance for
  Deferred Tax Assets
   Year 1995                       $      1,756        $    8,675     $         -              $     3,477         $     6,954
   Year 1996                       $      6,954        $    7,032     $         -              $     3,302         $    10,684
   Year 1997                       $     10,684        $    7,584     $         -              $     4,971         $    13,297



(a) Amounts written off, net of recoveries