Form 10-Q
period 1998-03-31
PEGASUS COMMUNICATIONS CORP
filed 1998-05-14
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1998
                                                        OR

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
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


c/o Pegasus Communications Management Company;
5 Radnor Corporate Center, Suite 454, Radnor, PA                         19087
------------------------------------------------                         -----
(Address of principal executive offices)                              (Zip code)


Registrant's telephone number, including area code: (888) 438-7488
                                                    --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___




Number of shares of each class of the registrant's common stock outstanding as of May 8, 1998:

         Class A, Common Stock, $0.01 par value       11,295,003
         Class B, Common Stock, $0.01 par value        4,581,900

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 1998


                                                                                               Page
Part I.  Financial Information                                                                 ----


         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1997 and March 31, 1998                                3

                           Consolidated Statements of Operations
                             Three months ended  March 31, 1997 and 1998                         4

                           Consolidated Statements of Cash Flows
                             Three months ended  March 31, 1997 and 1998                         5

                           Notes to Consolidated Financial Statements                            6


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       11


         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         16


Part II.  Other Information



         Item 5            Other Information                                                     17


         Item 6            Exhibits and Reports on Form 8-K                                      17


         Signature                                                                               18


                       Pegasus Communications Corporation
                           Consolidated Balance Sheets

                                                                              December 31,                    March 31,
                                                                                  1997                          1998
                                                                           ------------------            ------------------
                             ASSETS                                                                         (unaudited)
Current  assets:
    Cash and cash equivalents                                                 $ 44,049,097                 $ 23,012,116
    Restricted cash                                                              1,220,056                    2,091,333
    Accounts receivable, less allowance for doubtful
     accounts of $319,000 and $218,000, respectively                            13,819,571                   11,953,860
    Program rights                                                               2,059,346                    1,782,617
    Inventory                                                                      974,920                    1,134,410
    Deferred taxes                                                               2,602,453                    2,602,453
    Prepaid expenses and other                                                     788,669                      928,751
                                                                              ------------                 ------------
      Total current assets                                                      65,514,112                   43,505,540

Property and equipment, net                                                     27,686,646                   27,545,516
Intangible assets, net                                                         284,774,027                  295,001,551
Program rights                                                                   2,262,299                    1,937,299
Deposits and other                                                                 624,629                    2,624,629
                                                                              ------------                 ------------

    Total assets                                                              $380,861,713                 $370,614,535
                                                                              ============                 ============


                 LIABILITIES AND TOTAL EQUITY

Current liabilities:
    Current portion of long-term debt                                         $  6,357,320                 $  1,948,549
    Accounts payable                                                            10,240,615                    7,620,193
    Accrued interest                                                             8,177,261                    7,727,972
    Accrued expenses                                                             6,973,297                    5,510,865
    Amounts due seller                                                                  --                    2,261,790
    Current portion of program rights payable                                    1,418,581                    1,106,673
                                                                              ------------                 ------------
      Total current liabilities                                                 33,167,074                   26,176,042

Long-term debt, net                                                            201,997,811                  210,634,091
Program rights payable                                                           1,416,446                    1,101,446
Deferred taxes                                                                   2,652,454                    2,727,454
                                                                              ------------                 ------------
     Total liabilities                                                         239,233,785                  240,639,033

Commitments and contingent liabilities                                                  --                           --

Minority interest                                                                3,000,000                    3,000,000

Series A preferred stock                                                       111,264,424                  114,841,277

Common stockholders' equity:
    Class A common stock                                                            57,399                       57,734
    Class B common stock                                                            45,819                       45,819
    Additional paid-in capital                                                  64,034,687                   61,164,680
    Deficit                                                                    (36,774,401)                 (49,134,008)
                                                                              ------------                 ------------
     Total common stockholders' equity                                          27,363,504                   12,134,225
                                                                              ------------                 ------------

    Total liabilities and stockholders' equity                                $380,861,713                 $370,614,535
                                                                              ============                 ============



           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations





                                                                             Three Months Ended March 31,
                                                                          ----------------------------------
                                                                             1997                    1998
                                                                          ----------             -----------
                                                                                     (unaudited)
Revenues:
     Basic and satellite service                                          $7,791,653             $18,026,471
     Premium services                                                        923,365               2,808,766
     Broadcasting revenue,
       net of agency commissions                                           5,277,104               5,342,118
     Barter programming revenue                                            1,450,800               1,459,500
     Other                                                                   359,839               1,146,837
                                                                          -----------            -----------
       Total revenues                                                     15,802,761              28,783,692

Operating expenses:
     Programming                                                           3,928,419              10,211,256
     Barter programming expense                                            1,450,800               1,459,500
     Technical and operations                                                955,141               1,063,121
     Marketing and selling                                                 1,947,647               6,386,799
     General and administrative                                            2,302,044               4,940,123
     Incentive compensation                                                  279,851                 409,205
     Corporate expenses                                                      406,461                 685,266
     Depreciation and amortization                                         4,898,331               9,930,584
                                                                          ----------             -----------
       Loss from operations                                                 (365,933)             (6,302,162)

Interest expense                                                          (3,154,466)             (5,975,738)
Interest income                                                              447,435                 345,747
Other expenses, net                                                          (28,557)               (352,454)
Gain on sale of cable system                                               4,534,300                      --
                                                                          ----------             -----------

     Income (loss) before income taxes                                     1,432,779             (12,284,607)
Provision for income taxes                                                        --                  75,000
                                                                          ----------             -----------

     Net income (loss)                                                     1,432,779             (12,359,607)
     Preferred stock dividends                                             2,125,000               3,576,853
                                                                          ----------            -----------

     Net loss applicable to common shares                                  ($692,221)           ($15,936,460)
                                                                          ==========             ===========




Basic and diluted earnings per common share:
     Net loss                                                                 ($0.07)                 ($1.54)
                                                                          ==========             ===========

     Weighted average shares outstanding                                   9,554,897              10,332,436
                                                                          ==========             ===========





           See accompanying notes to consolidated financial statements
                                        4

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows



                                                                             Three Months Ended March 31,
                                                                          ----------------------------------
                                                                             1997                    1998
                                                                          ----------             -----------
                                                                                     (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                     $ 1,432,779            ($12,359,607)
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities:
     Depreciation and amortization                                         4,898,331               9,930,584
     Program rights amortization                                             376,883                 601,129
     Accretion on discount of bonds                                           98,376                  98,853
     Gain on sale of cable system                                         (4,534,300)                     --
     Bad debt expense                                                        216,492                 272,379
     Change in assets and liabilities:
        Accounts receivable                                                1,460,467               1,697,397
        Inventory                                                            312,601                (159,490)
        Prepaid expenses and other                                          (671,393)               (140,082)
        Accounts payable and accrued expenses                               (789,672)             (3,541,844)
        Accrued interest                                                  (2,960,407)               (449,289)
        Capitalized subscriber acquisition costs                          (1,240,309)                     --
        Amounts due seller                                                        --               2,261,790
        Deposits and other                                                  (292,976)             (2,000,000)
                                                                          ----------             -----------
   Net cash used by operating activities                                  (1,693,128)             (3,788,180)
                                                                          ----------             -----------

Cash flows from investing activities:
      Acquisitions, net of cash acquired                                 (34,103,080)             (7,777,494)
      Cash acquired from acquisitions                                        146,703                      --
      Capital expenditures                                                (3,357,453)             (1,502,066)
      Purchase of intangible assets                                       (1,479,302)             (1,063,812)
      Payments of programming rights                                        (736,738)               (626,308)
      Proceeds from sale of cable system                                   7,028,250                      --
                                                                          ----------             -----------
   Net cash used for investing activities                                (32,501,620)            (10,969,680)
                                                                          ----------             -----------

Cash flows from financing activities:
      Repayments of long-term debt                                           (44,081)             (5,353,852)
      Borrowings on revolving credit facilities                              526,250                      --
      Repayments of revolving credit facilities                          (30,126,250)                     --
      Restricted cash                                                             --                (871,277)
      Capital lease repayments                                              (107,643)                (53,992)
      Proceeds from issuance of Series A preferred stock                 100,000,000                      --
      Underwriting and preferred offering costs                           (4,187,920)                     --
                                                                          ----------             -----------
   Net cash provided (used) by financing activities                       66,060,356              (6,279,121)
                                                                          ----------             -----------

Net increase (decrease) in cash and cash equivalents                      31,865,608             (21,036,981)
Cash and cash equivalents, beginning of year                               8,582,369              44,049,097
                                                                          ----------             -----------
Cash and cash equivalents, end of period                                 $40,447,977             $23,012,116
                                                                         ===========             ===========




           See accompanying notes to consolidated financial statements
                                        5

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

2. Basis of Presentation:

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Common Stock:


      At December 31, 1997 common stock consists of the following:

        Pegasus Class A common stock,  $0.01 par value;  30.0 million  shares
            authorized; 5,739,842 issued and outstanding ....................        $ 57,399
        Pegasus Class B common stock,  $0.01 par value;  15.0 million  shares
            authorized; 4,581,900 issued and outstanding ....................          45,819
                                                                                     --------
            Total  common  stock.............................................        $103,218
                                                                                     ========
      At March 31, 1998 common stock consists of the following:

        Pegasus Class A common stock,  $0.01 par value;  30.0 million  shares
            authorized; 5,773,333 issued and outstanding  ...................        $ 57,734
        Pegasus Class B common stock,  $0.01 par value;  15.0 million  shares
            authorized; 4,581,900 issued and outstanding ....................          45,819
                                                                                     --------
            Total common  stock .............................................        $103,553
                                                                                     ========

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions (see footnote 4 - Redeemable Preferred Stock and footnote 5 - Long-Term Debt).


4. Redeemable Preferred Stock:

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

         At December 31, 1997 and March 31, 1998, 5.0 million shares of Series A Preferred Stock are authorized and 105,490 and 112,215 shares are issued and outstanding, respectively.

         Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements divided by the weighted average number of Class A and Class B Common shares outstanding during the period.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Redeemable Preferred Stock (continued):

         For the three months ended March 31, 1997 and 1998, net loss per common share was determined by dividing net income (loss), as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $2.1 million and $3.6 million, respectively, by applicable shares outstanding.

5. Long-Term Debt:


     Long-term debt consists of the following :                            December 31,             March 31,
                                                                               1997                   1998
                                                                         ----------------       ----------------
Series B Notes payable by PM&C, due 2005, interest at
    12.5%, payable semi-annually in arrears on January 1
    and July 1, net of unamortized discount of
    $3,018,003 and $2,919,150 as of December 31, 1997
    and March 31, 1998, respectively................................      $ 81,981,997            $ 82,080,850
Series A Senior Notes payable by Pegasus, due 2005,
    interest at 9.625%, payable semi-annually in arrears on
    April 15 and October 15, commencing on April 15, 1998...........       115,000,000             115,000,000
Senior six-year $180.0 million revolving credit facility,
    payable by PM&C, interest at the Company's option at
    either the bank's base rate plus an applicable margin or
    LIBOR plus an applicable margin.................................                --                      --
Mortgage payable, due 2000, interest at 8.75%.......................           477,664                 472,174
Note payable, due 1998, interest at 10%.............................         3,050,000                      --
Sellers' notes, various maturities and interest rates...............         7,171,621              14,397,259
Capital leases and other............................................           673,849                 632,357
                                                                          ------------            ------------
                                                                           208,355,131             212,582,640
Less current maturities.............................................         6,357,320               1,948,549
                                                                          ------------            ------------
Long-term debt......................................................      $201,997,811            $210,634,091
                                                                          ============            ============


         In December 1997, PM&C entered into a $180.0 million six-year senior revolving credit facility (the "New Credit Facility"), which is collateralized by substantially all of the assets of PM&C and its subsidiaries. Interest on the New Credit Facility is, at the Company's option, at either the bank's base rate plus an applicable margin or LIBOR plus an applicable margin. The New Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions and for working capital, capital expenditures and general corporate purposes. There were no borrowings outstanding at December 31, 1997 and March 31, 1998.

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, create liens and pay dividends.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Net Loss Per Common Share:

Calculation of Basic and Diluted Earnings Per Common Share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share:

                                                                March 31,           March 31,
                                                                  1997                1998
                                                             -------------        -------------
        Net loss applicable to common shares                  ($692,221)         ($15,936,460)
                                                             =============        =============
        Weighted average common shares outstanding             9,554,897            10,332,436
                                                             =============        =============

         For the three months ended March 31, 1997 and 1998, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $2.1 million and $3.6 million, respectively, by applicable shares outstanding. The total shares used for the calculation of diluted net loss per common share were not adjusted for securities that have not been issued as they are antidulitive.

7. Acquisitions:

         As of January 7, 1998, the Company acquired, from an independent DIRECTV(R) ("DIRECTV") provider, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for total consideration of approximately $1.9 million, which consisted of $1.8 million in cash and $32,000 in assumed liabilities.

         As of March 9, 1998, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska and Texas and the related assets in exchange for total consideration of approximately $15.6 million, which consisted of $5.9 million in cash, $105,000 in assumed liabilities, a $9.4 million note, payable over four years; and $75,000 in cash and a $150,000 obligation, payable over two years, for consultancy and non-compete agreements.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's payments to related parties, amortization of intangibles, interest expense, preferred stock dividends and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to March 31, 1998.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Acquisitions (continued):


                                                                      Three Months Ended March 31,
                   (in thousands, except earnings per share)                   (unaudited)
                                                                       1997                  1998
                                                                       ----                  ----
            Net  revenues .......................................    $24,886               $29,928
                                                                     -------               -------
            Operating  loss .....................................    ($5,375)              ($6,453)
                                                                     -------               -------
            Net  loss ...........................................   ($10,793)             ($12,511)

            Less: Preferred stock dividends .....................     (3,577)               (3,577)
                                                                     -------               -------
            Net loss  applicable  to common  shares  ............   ($14,370)             ($16,088)
                                                                     =======               =======
            Net loss per  common  share  ........................     ($1.40)               ($1.55)
                                                                     =======               =======

8. Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.


9. Other Events:

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

         As of April 9, 1998, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of New Mexico and Texas and the related assets in exchange for total consideration of approximately $14.2 million, which consisted of $13.3 million in cash and 37,304 shares of the Company's Class A Common Stock (amounting to $900,000 at the time of issuance).

         On April 27, 1998, the Company acquired, from Digital Television Services, Inc. ("DTS"), the rights to provide DIRECTV programming in certain rural areas of California, Colorado, Georgia, Indiana, Kansas, Kentucky, New Hampshire, New Mexico, New York, South Carolina and Vermont and the related assets and liabilities in exchange for total consideration of approximately $320.8 million, which consisted of approximately 5.5 million shares of the Company's Class A Common Stock (amounting to $118.8 million at a price of $21.71 per share) and approximately $202.0 million of assumed net liabilities (as of March 31, 1998).

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions made by and information currently available to the Company's management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. For a discussion of such risks, see the information contained in the section captioned "Risk Factors" (pages 12-21) of Pegasus' Proxy Statement/Prospectus dated April 14, 1998, filed as part of Pegasus' Registration Statement in Form S-4, File No. 333-44929 (the "Proxy Statement/Prospectus"), which section is incorporated by reference herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Unless otherwise defined, all defined terms used herein have the same meaning as in the footnotes to the Consolidated Financial Statements included herein.

General

         The Company is a diversified company operating in growing segments of the media and communications industries: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. As of March 31, 1998, the Company's DBS operations consisted of providing DIRECTV services to approximately 154,000 subscribers in certain rural areas of 27 states in which the Company holds the exclusive right to provide such services. Its cable operations consist of systems in New England (Connecticut and Massachusetts) and Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems. Pegasus Broadcast Television owns and operates five TV stations affiliated with Fox and operates one affiliated with UPN and another affiliated with WB. It has entered into an agreement to operate two additional TV stations, which will be affiliated with WB and will commence operations in 1998.

         On April 27, 1998, the Company acquired (the "DTS Acquisition") Digital Television Services, Inc. (DTS). Upon completion of the DTS Acquisition, DTS became a wholly owned subsidiary of Pegasus. As of March 31, 1998, DTS' operations consisted of providing DIRECTV services to approximately 144,000 subscribers in certain rural areas of 11 states in which DTS holds the exclusive right to provide such services.

         Multichannel revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions, and ratings and research expenditures, (iii) technical and operations costs, (iv) general and administrative expenses, and
(v) expensed subscriber acquisition costs. Multichannel programming expenses consist of amounts paid to program suppliers, digital satellite system or DSS(R) ("DSS") authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. Broadcast programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash.

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


Results of Operations

Three months ended March 31, 1998 compared to three months ended March 31, 1997

         The Company's net revenues increased by approximately $13.0 million or 82% for the three months ended March 31, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased $12.9 million or 144% and Broadcast Television net revenues increased $94,000 or 1%. The net revenues increased as a result of (i) a $12.5 million or 253% increase in DBS revenues of which $2.0 million or 16% was due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $10.6 million or 84% resulted from acquisitions made in 1997 and 1998, (ii) a $366,000 or 9% increase in Cable revenues which was the net result of a $499,000 or 13% increase in same system revenues due primarily to rate increases and a $133,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997,
(iii) a $86,000 or 1% increase in TV revenues which was the net result of a $230,000 or 3% decrease in same station revenues, primarily as a result of revenues generated by the Super Bowl in the first quarter of 1997, and a $316,000 increase due to the two new stations launched on August 1, 1997 and October 17, 1997, and (iv) a $8,000 increase in Tower rental income.

         The Company's total location operating expenses, as described above, before DBS subscriber acquisition costs increased by approximately $9.7 million or 95% for the three months ended March 31, 1998 as compared to the same period in 1997. Multichannel Television pre-SAC location operating expenses increased $9.0 million or 162% and Broadcast Television location operating expenses increased $646,000 or 14%. The pre-SAC location operating expenses increased as a result of (i) a $8.8 million or 255% increase in operating expenses generated by the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $1.3 million (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $7.4 million increase attributable to territories acquired in 1997 and 1998,
(ii) a $268,000 or 13% increase in Cable operating expenses as the net result of a $334,000 or 16% increase in same system operating expenses due primarily to increases in programming costs and a $66,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $649,000 or 14% increase in TV operating expenses as the result of a $106,000 or 2% increase in same station operating expenses and a $543,000 increase attributable to the two new stations launched on August 1, 1997 and October 17, 1997, and (iv) a $3,000 reduction in Tower administrative expenses.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled $4.2 million or $283 per gross subscriber addition for the three months ended March 31, 1998.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by approximately $129,000 or 46% for the three months ended March 31, 1998 as compared to the same period in 1997.

         Corporate expenses increased by $279,000 or 69% for the three months ended March 31, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $5.0 million or 103% for the three months ended March 31, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of twenty-five completed acquisitions during 1997 and three completed acquisitions in the first quarter of 1998.

         As a result of these factors, the Company's loss from operations increased by $5.9 million for the three months ended March 31, 1998 as compared to the same period in 1997.

         Interest expense increased by approximately $2.8 million or 89% for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of $12.4 million for the three months ended March 31, 1998 as compared to net income of approximately $1.4 million for the same period in 1997. The $13.8 million change was the net result of an increase in the loss from operations of $5.9 million, an increase in interest expense of $2.8 million, an increase in the provision for income taxes of $75,000, an increase in other expenses of approximately $425,000 and a nonrecurring gain on the sale of the New Hampshire cable system of approximately $4.5 million during the first quarter of 1997.

         The Company's preferred stock dividends, payable by issuing shares of Series A Preferred Stock, increased $1.5 million for the three months ended March 31, 1998 as compared to the same period in 1997.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been the net cash provided by its TV and cable operations, credit available under its credit facilities and proceeds from public and private offerings. The Company's principal use of its cash has been to fund acquisitions, to meet debt service obligations, to fund investment in its TV and cable technical facilities and to fund DBS subscriber acquisition costs.

         Pre-SAC Location Cash Flow increased by $3.3 million or 59% for the three months ended March 31, 1998 as compared to the same period in 1997. Multichannel Television Pre-SAC Location Cash Flow increased $3.9 million or 114% and Broadcast Television Location Cash Flow decreased $552,000 or 25%. Pre-SAC Location Cash Flow increased as a result of (i) a $3.8 million or 250% increase in DBS Pre-SAC Location Cash Flow of which $657,000 or 17% was due to an increase in same territory Pre-SAC Location Cash Flow and $3.1 million or 83% was attributable to territories acquired in 1997 and 1998, (ii) a $98,000 or 5% increase in Cable Location Cash Flow which was the net result of a $165,000 or 9% increase in same system Location Cash Flow and a $67,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997,
(iii) a $563,000 or 26% decrease in TV Location Cash Flow as a result of a $336,000 or 15% decrease in same station Location Cash Flow, primarily as a result of the cash flow generated by the Super Bowl in the first quarter of 1997, and a $227,000 decrease attributable to the two new stations launched on August 1, 1997 and October 17, 1997, and (iv) a $11,000 increase in Tower Location Cash Flow.

         During the three months ended March 31, 1998, $44.0 million of cash on hand was used to fund operating activities of $3.8 million, investing activities of $11.0 million and financing activities of $6.3 million. Investing activities consisted of (i) the acquisition of DBS assets from three independent DIRECTV providers during the first quarter of 1998 for approximately $7.8 million, (ii) broadcast television transmitter, tower and facility upgrades totaling approximately $981,000, (iii) payments of programming rights amounting to $626,000, and (iv) maintenance and other capital expenditures and intangibles totaling approximately $1.6 million. Financing activities consisted of the repayment of approximately $5.4 million of long-term debt and placing $871,000 in restricted cash to collateralize letters of credit. As of March 31, 1998, the Company's cash on hand approximated $23.0 million.

         As defined in the Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights thereof (the "Certificate of Designation") governing the Series A Preferred Stock and the indenture governing the Senior Notes (the "Senior Indenture"), the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries on a consolidated basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow (Satellite Segment Operating Cash Flow) for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Pro forma for the three completed DBS acquisitions occurring in the first quarter of 1998, as if such acquisitions occurred on January 1, 1998, Adjusted Operating Cash Flow would have been approximately $36.7 million, as follows:

                                                                                       Four Quarters
                                                                                           Ended
                          (in thousands)                                              March 31, 1998
                                                                                      --------------
         Revenues                                                                        $123,456

         Direct operating expenses, excluding depreciation,
               Amortization and other non-cash charges                                     84,188
                                                                                         --------

         Income from operations before incentive compensation,
             corporate expenses, depreciation, amortization and
             other non-cash charges                                                        39,268

         Corporate expenses                                                                 2,535
                                                                                         --------

         Adjusted operating cash flow                                                    $ 36,733
                                                                                         ========



         The Company is restricted by the Senior Notes Indenture from paying dividends on the Series A Preferred Stock in cash prior to July 1, 2002. Additionally, the indenture governing the PM&C Notes (the "PM&C Notes Indenture") and the New Credit Facility contain certain financial and operating covenants, including restrictions on PM&C's ability to incur additional indebtedness, create liens and pay dividends.

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

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company engages in discussions with respect to acquisition opportunities in media and communications businesses on a regular basis. The Company believes that cash on hand, together with available borrowings under the New Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

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

Capital Expenditures

         The Company's capital expenditures aggregated $9.9 million in 1997. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1998 capital projects include (i) DBS facility upgrades of approximately $500,000 and (ii) approximately $2.6 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company commenced the programming of two new TV stations, WPME on August 1, 1997 and WGFL on October 17, 1997 and its plans are to commence programming of two additional stations in 1998. There can be no assurance that the Company's capital expenditure plans will not change in the future.

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

Other

         The Company has reviewed all of its system as to the Year 2000 issue. The Company has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of its TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems will be in place by the third quarter of 1998. The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that its vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. Costs to be incurred beyond March 31, 1998 relating to the Year 2000 issue are not expected to be significant.

         On January 16, 1998, the Company entered into an agreement to sell its remaining New England cable systems to Avalon Cable of New England, LLC for a purchase price of at least $28 million and not more than $31 million.

         On April 27, 1998, the Company acquired DTS for total consideration of approximately $320.8 million, which consisted of approximately 5.5 million shares of the Company's Class A Common Stock (amounting to $118.8 million at a price of $21.71 per share) and approximately $202.0 million of assumed net liabilities (as of March 31, 1998). Upon completion of the DTS Aquisition, DTS became a wholly owned subsidiary of Pegasus. As of March 31, 1998, DTS' operations consisted of providing DIRECTV services to approximately 144,000 subscribers in certain rural areas of 11 states in which DTS holds the exclusive right to provide such services.

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Under the terms of the PM&C Notes Indenture, PM&C is prohibited from paying dividends prior to July 1, 1998. Under the terms of the New Credit Facility, PM&C is restricted from paying dividends. In addition, Pegasus' ability to pay dividends and Pegasus' and its subsidiaries' ability to incur indebtedness are subject to certain restrictions contained in the Senior Notes Indenture and the Certificate of Designation governing the Series A Preferred Stock.

         PM&C's ability to incur additional indebtedness is limited under the terms of the PM&C Notes Indenture and the New Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability. Under the terms of the New Credit Facility, capital expenditures and business acquisitions in excess of certain agreed upon levels will require lender consent.

         The Company's revenues vary throughout the year. As is typical in the broadcast television industry, the Company's first quarter generally produces the lowest revenues for the year and the fourth quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

         The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. Substantially all of the Company's indebtedness bears interest at a fixed rate.

         The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company has reviewed the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and the implementation of the above standards is not expected to have any significant impact on its consolidated financial statements.



Item 3: Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

Part II. Other Information


Item 5: Other Information

         On April 27, 1998, a special meeting of Pegasus' stockholders was held. At this meeting, votes were cast to approve: (i) the merger agreement relating to the DTS Acquisition and the transactions contemplated thereby, (ii) the proposal to amend the Pegasus Restricted Stock Plan to increase the number of shares of Class A Common Stock that may be issued thereunder from 270,000 to 350,000, (iii) the proposal to amend the Pegasus Communication 1996 Stock Option Plan to increase the number shares of Class A Common Stock that may be issued thereunder from 450,000 to 970,000 and to increase the maximum number of shares of Class A Common Stock that may be issued under options granted to any executive officer from 275,000 to 550,000, (iv) the proposal to amend the provision of the Certificate of Designation relating to the Series A Preferred Stock relating to the incurrence of indebtedness, and (v) the proposal to amend the definition of a change of control under the Certificate of Designation relating to the Series A Preferred Stock. All of the proposals were approved by 46,002,740 votes cast in favor of them with the exception of items (ii) and
(iii) above for which 45,999,840 votes were cast in favor and 2,900 votes were cast against.


Item 6: Exhibits and Reports on Form 8-K


(a) Exhibits

         Exhibit 3.1       By-laws of Pegasus Communications Corporation
                           (As amended and restated effective as of January 1, 1998).
         Exhibit 27.1      Financial Data Schedule.


(b) Reports on Form 8-K

         On January 12, 1998, Pegasus filed a Current Report on Form 8-K dated December 10, 1997 reporting under Item 5 the following events: (i) the completion of DBS acquisitions made during 1997, (ii) information relating to certain pending DBS Acquisitions, including the DTS Acquisition, (iii) the entering into the $180.0 million New Credit Facility by PM&C, and (iv) the entering into a letter of intent to sell Pegasus' New England cable systems. The Form 8-K includes under Item 7 certain financial statements relating to the completed and pending DBS acquisitions and pro forma consolidated financial information giving effect to, among other things, the completed and pending DBS acquisitions and the sale of the New England cable systems.

         On March 3, 1998, Pegasus filed a Current Report on Form 8-K dated January 16, 1998 reporting under Item 5 that the Company had entered into a definitive agreement to sell its New England cable systems to Avalon Cable of New England, LLC. No financial statements were filed with the Form 8-K.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Pegasus Communications Corporation



         Date May 14, 1998                    By /s/ Robert N. Verdecchio
              ------------                      --------------------------------
                                              Robert N. Verdecchio
                                              Senior Vice President,
                                              Chief Financial Officer, Assistant
                                              Secretary and Director
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX




Exhibit 3.1 By-laws of Pegasus Communications Corporation (As amended and restated effective as of January 1, 1998).

Exhibit 27.1     Financial Data Schedule.