Form 10-Q
period 1998-06-30
PEGASUS COMMUNICATIONS CORP
filed 1998-08-13
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1998
                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 0-21389

                       PEGASUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                            51-0374669
-------------------------------                            -------------
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


Number of shares of each class of the registrant's common stock outstanding as of August 7, 1998:

         Class A, Common Stock, $0.01 par value              11,315,809
         Class B, Common Stock, $0.01 par value               4,581,900

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 1998


                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information


         Item 1            Consolidated Financial Statements

                           Consolidated Balance Sheets
                             December 31, 1997 and June 30, 1998                                 3

                           Consolidated Statements of Operations
                             Three months ended June 30, 1997 and 1998                           4

                           Consolidated Statements of Operations
                             Six months ended June 30, 1997 and 1998                             5

                           Consolidated Statements of Cash Flows
                             Six months ended June 30, 1997 and 1998                             6

                           Notes to Consolidated Financial Statements                            7


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       14


         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         21


Part II.  Other Information



         Item 2            Changes in Securities and Use of Proceeds                             22

         Item 4            Submission of Matters to a Vote of Security Holders                   22

         Item 5            Other Information                                                     22

         Item 6            Exhibits and Reports on Form 8-K                                      23

         Signature                                                                               24

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets

                                                                  December 31,             June 30,
                                                                      1997                   1998
                                                                --------------          --------------
                 ASSETS                                                     (unaudited)

Current  assets:
     Cash and cash equivalents                                  $  44,049,097            $  37,218,433
     Restricted cash                                                1,220,056               20,475,000
     Accounts receivable, less allowance for doubtful
      accounts of $319,000 and $405,000, respectively              13,819,571               17,192,509
     Program rights                                                 2,059,346                1,457,256
     Inventory                                                        974,920                2,481,545
     Deferred taxes                                                 2,602,453                2,602,453
     Prepaid expenses and other                                       788,669                1,418,878
                                                                -------------            -------------
       Total current assets                                        65,514,112               82,846,074

Restricted cash, net of current portion                                                      8,666,621
Property and equipment, net                                        27,686,646               31,369,405
Intangible assets, net                                            284,774,027              668,205,825
Program rights                                                      2,262,299                1,612,299
Deferred taxes                                                                              13,296,554
Deposits and other                                                    624,629                  624,629
                                                                -------------            -------------

     Total assets                                               $ 380,861,713            $ 806,621,407
                                                                =============            =============


                  LIABILITIES AND TOTAL EQUITY

Current liabilities:
     Current portion of long-term debt                          $   6,357,320            $  13,601,883
     Accounts payable                                               4,151,226                9,427,108
     Accrued interest                                               8,177,261               16,870,926
     Accrued satellite programming and fees                         6,089,389                8,045,255
     Accrued expenses                                               6,973,297               11,695,617
     Current portion of program rights payable                      1,418,581                  808,761
                                                                -------------            -------------
       Total current liabilities                                   33,167,074               60,449,550

Long-term debt, net of current portion                            201,997,811              443,978,071
Program rights payable                                              1,416,446                  801,446
Deferred taxes                                                      2,652,454               69,651,954
                                                                -------------            -------------
      Total liabilities                                           239,233,785              574,881,021
                                                                -------------            -------------

Commitments and contingent liabilities                                     --                       --

Minority interest                                                   3,000,000                3,000,000
                                                                -------------            -------------

Series A preferred stock                                          111,264,424              118,418,130
                                                                -------------            -------------


Common stockholders' equity:
     Class A common stock                                              57,399                  113,142
     Class B common stock                                              45,819                   45,819
     Additional paid-in capital                                    64,034,687              178,524,222
     Deficit                                                      (36,774,401)             (68,360,927)
                                                                -------------            -------------
      Total common stockholders' equity                            27,363,504              110,322,256
                                                                -------------            -------------

     Total liabilities and stockholders' equity                 $ 380,861,713            $ 806,621,407
                                                                =============            =============


           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations



                                                             Three Months Ended June 30,
                                                       ------------------------------------
                                                            1997                     1998
                                                       ------------            ------------
                                                                     (unaudited)

Revenues:
     Basic and satellite service                       $ 10,797,191            $ 31,793,303
     Premium services                                     1,009,904               4,263,247
     Broadcasting revenue,
       net of agency commissions                          6,168,318               6,809,541
     Barter programming revenue                           1,603,500               1,787,200
     Other                                                  227,890               2,086,066
                                                       ------------            ------------
       Total revenues                                    19,806,803              46,739,357

Operating expenses:
     Programming                                          5,227,494              17,142,089
     Barter programming expense                           1,603,500               1,787,200
     Technical and operations                               903,526               1,001,120
     Marketing and selling                                2,507,011               9,662,340
     General and administrative                           2,984,004               7,939,859
     Incentive compensation                                 241,155                 620,372
     Corporate expenses                                     497,214                 796,176
     Depreciation and amortization                        5,955,962              16,667,645
                                                       ------------            ------------
       Loss from operations                                (113,063)             (8,877,444)

Interest expense                                         (2,869,286)            (10,339,353)
Interest income                                             243,918                 374,543
Other expenses, net                                        (294,188)               (334,665)
                                                       ------------            ------------

     Loss before income taxes                            (3,032,619)            (19,176,919)
Provision for income taxes                                   50,000                  50,000
                                                       ------------            ------------

     Net loss                                            (3,082,619)            (19,226,919)
     Preferred dividends                                  3,187,500               3,576,853
                                                       ------------            ------------

     Net loss applicable to common shares              ($ 6,270,119)           ($22,803,772)
                                                       ============            ============


Basic and diluted earnings per common share:
     Net loss                                          ($      0.64)           ($      1.59)
                                                       ============            ============

     Weighted average shares outstanding                  9,801,057              14,310,075
                                                       ============            ============









           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations

                                                                Six Months Ended June 30,
                                                       ------------------------------------
                                                            1997                     1998
                                                       ------------            ------------
                                                                      (unaudited)

Revenues:
     Basic and satellite service                       $ 18,588,844            $ 49,819,774
     Premium services                                     1,933,269               7,072,013
     Broadcasting revenue,
       net of agency commissions                         11,445,422              12,151,659
     Barter programming revenue                           3,054,300               3,246,700
     Other                                                  587,729               3,232,903
                                                       ------------            ------------
       Total revenues                                    35,609,564              75,523,049

Operating expenses:
     Programming                                          9,155,913              27,353,345
     Barter programming expense                           3,054,300               3,246,700
     Technical and operations                             1,858,667               2,064,241
     Marketing and selling                                4,454,658              16,049,139
     General and administrative                           5,286,048              12,879,982
     Incentive compensation                                 521,006               1,029,577
     Corporate expenses                                     903,675               1,481,442
     Depreciation and amortization                       10,854,293              26,598,229
                                                       ------------            ------------
       Loss from operations                                (478,996)            (15,179,606)

Interest expense                                         (6,023,752)            (16,315,091)
Interest income                                             691,353                 720,290
Other expenses, net                                        (239,765)               (687,119)
Gain on sale of cable system                              4,451,320                    --
                                                       ------------            ------------

     Loss before income taxes                            (1,599,840)            (31,461,526)
Provision for income taxes                                   50,000                 125,000
                                                       ------------            ------------

     Net loss                                            (1,649,840)            (31,586,526)
     Preferred stock dividends                            5,312,500               7,153,706
                                                       ------------            ------------
     Net loss applicable to common shares              ($ 6,962,340)           ($38,740,232)
                                                       ============            ============



Basic and diluted earnings per common share:
     Net loss                                          ($      0.71)           ($      3.14)
                                                       ============            ============

     Weighted average shares outstanding                  9,773,933              12,332,244
                                                       ============            ============








           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows

                                                                           Six Months Ended June 30,
                                                                   --------------------------------------
                                                                         1997                   1998
                                                                   -------------            -------------
                                                                               (unaudited)
Cash flows from operating activities:
   Net loss                                                        ($  1,649,840)           ($ 31,586,526)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization                                    10,854,293               26,598,229
     Program rights amortization                                         781,125                1,251,490
     Accretion on discount of bonds and seller notes                     196,872                  535,955
     Gain on sale of cable system                                     (4,451,320)                    --
     Bad debt expense                                                    412,284                  794,882
     Change in assets and liabilities:
        Accounts receivable                                             (901,085)              (1,005,976)
        Inventory                                                         96,477                 (161,357)
        Prepaid expenses and other                                      (575,556)                (424,267)
        Accounts payable and accrued expenses                            925,613                4,783,190
        Accrued interest                                                 178,438                3,777,383
        Capitalized subscriber acquisition costs                      (2,729,471)                    --
        Deposits and other                                               (32,906)                    --
                                                                   -------------            -------------
   Net cash provided by operating activities                           3,104,924                4,563,003
                                                                   -------------            -------------

Cash flows from investing activities:
      Acquisitions, net of cash acquired                             (56,586,989)             (42,252,899)
      Cash acquired from acquisitions                                    164,221                3,112,482
      Capital expenditures                                            (5,232,692)              (3,647,790)
      Purchase of intangible assets                                   (2,157,575)              (7,608,821)
      Payments of programming rights                                  (1,287,725)              (1,224,220)
      Proceeds from sale of cable system                               6,945,270                     --
                                                                   -------------            -------------
   Net cash used for investing activities                            (58,155,490)             (51,621,248)
                                                                   -------------            -------------

Cash flows from financing activities:
      Repayments of long-term debt                                      (164,267)              (5,404,660)
      Borrowings on bank credit facilities                               526,250               46,000,000
      Repayments of bank credit facilities                           (30,126,250)                    --
      Restricted cash                                                 (6,892,256)                (121,176)
      Capital lease repayments                                          (169,091)                (246,583)
      Proceeds from issuance of Series A preferred stock             100,000,000                     --
      Underwriting and preferred offering costs                       (4,187,920)                    --
                                                                   -------------            -------------
   Net cash provided by financing activities                          58,986,466               40,227,581
                                                                   -------------            -------------

Net increase (decrease) in cash and cash equivalents                   3,935,900               (6,830,664)
Cash and cash equivalents, beginning of year                           8,582,369               44,049,097
                                                                   -------------            -------------
Cash and cash equivalents, end of period                           $  12,518,269            $  37,218,433
                                                                   =============            =============






           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries stated below, the "Company"), is a diversified media and communications company incorporated under the laws of the State of Delaware in May 1996, and is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent"). Pegasus' direct subsidiaries are Pegasus Media & Communications, Inc. ("PM&C"), Digital Television Services, Inc. ("DTS"), Pegasus Development Corporation ("PDC"), Pegasus Towers, Inc. ("Towers") and Pegasus Communications Management Company ("PCMC").

         PM&C is a diversified media and communications company whose subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of the US, provide capital for various satellite initiatives such as subscriber acquisitions costs, own and operate cable television ("Cable") systems that provide service to individual and commercial subscribers in New England and Puerto Rico, own and operate broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox") and operate, pursuant to local marketing agreements, stations affiliated with United Paramount Network ("UPN") and The WB Television Network ("WB").

         DTS, which was acquired by the Company on April 27, 1998 (see footnote 7 - Acquisitions), provides DBS services to customers in certain rural areas of the US. PDC provides capital for various satellite initiatives such as subscriber acquisitions costs. Towers owns and operates transmitting towers located in Pennsylvania and Tennessee. PCMC provides certain management and accounting services for the Company.

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

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K/A for the year then ended.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.   Common Stock:

         At December 31, 1997 common stock consists of the following:

  Pegasus Class A common stock,  $0.01 par value; 30.0 million  shares
      authorized; 5,739,842 issued and outstanding ...................           $ 57,399
  Pegasus Class B common stock, $0.01 par value; 15.0 million  shares
      authorized; 4,581,900 issued and outstanding ...................             45,819
                                                                                 --------
      Total common stock .............................................           $103,218
                                                                                 ========

At June 30, 1998 common stock consists of the following:

  Pegasus Class A common stock, $0.01 par value; 30.0 million  shares
      authorized; 11,314,177 issued and outstanding ..................           $113,142
  Pegasus Class B common stock, $0.01 par value; 15.0 million  shares
      authorized; 4,581,900 issued and  outstanding ..................             45,819
                                                                                 --------
      Total common stock .............................................           $158,961
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

         As a result of the Unit Offering and dividends subsequently declared on the Series A Preferred Stock, the Company had outstanding, at December 31, 1997 and June 30, 1998, 105,490 and 112,215 shares of Series A Preferred Stock, respectively, authorized, issued and outstanding. Each whole share of Series A Preferred Stock has a liquidation preference of $1,000 per share (the "Liquidation Preference"). Cumulative dividends, at a rate of 12.75% are payable semi-annually on January 1 and July 1. Dividends may be paid, occurring on or prior to January 1, 2002, at the option of the Company, either in cash or by the issuance of additional shares of Series A Preferred Stock. Subject to certain conditions, the Series A Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, for Pegasus' 12.75% Senior Subordinated Exchange Notes due 2007 (the "Exchange Notes"). The Exchange Notes would contain substantially the same redemption provisions, restrictions and other terms as the Series A Preferred Stock. Pegasus is required to redeem all of the Series A Preferred Stock outstanding on January 1, 2007 at a redemption price equal to the Liquidation Preference thereof, plus accrued dividends.

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

5. Long-Term Debt:

             Long-term debt consists of the following :                                 December 31,             June 30,
                                                                                            1997                   1998
                                                                                     ----------------       ----------------
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $3,018,003 and $2,820,179 as of December 31, 1997 and June 30,
    1998, respectively .......................................................           $ 81,981,997           $ 82,179,821
Series B Notes  payable by DTS, due 2007, interest at 12.5%, payable semi-annually in arrears on February 1 and
    August 1, net of unamortized discount of $1,943,598 as
    of June 30, 1998 .........................................................                   --              153,056,402
Series B Senior Notes payable by Pegasus, due 2005, interest at 9.625%, payable semi-annually in arrears on April 15
    and October 15, commencing on April 15, 1998 .............................            115,000,000            115,000,000
Senior six-year  $180.0 million  revolving  credit  facility, payable by PM&C, interest at PM&C's option at either the bank's base rate
    plus an applicable margin or LIBOR plus an applicable margin .............                   --               46,000,000
Senior six-year $70.0 million revolving credit facility,
    payable by DTS, interest at DTS' option at either the
    bank's base rate or the Eurodollar Rate ..................................                   --                9,500,000
Senior six-year $20.0 million term loan facility,  payable by
    DTS, interest at DTS' option at either the bank's base
    rate or the Eurodollar Rate ..............................................                   --               20,000,000
Mortgage payable, due 2000, interest at 8.75% ................................                477,664                464,664
Note payable, due 1998, interest at 10% ......................................              3,050,000                   --
Sellers' notes, various maturities and interest rates ........................              7,171,621             30,683,832
Capital leases and other .....................................................                673,849                695,235
                                                                                         ------------           ------------
                                                                                          208,355,131            457,579,954
Less current maturities ......................................................              6,357,320             13,601,883
                                                                                         ------------           ------------
Long-term debt ...............................................................           $201,997,811           $443,978,071
                                                                                         ============           ============

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5. Long-Term Debt (continued):

         In December 1997, PM&C entered into a $180.0 million six-year senior revolving credit facility (the "New Credit Facility"), which is collateralized by substantially all of the assets of PM&C and its subsidiaries. Interest on the New Credit Facility is, at PM&C's option, at either the bank's base rate plus an applicable margin or LIBOR plus an applicable margin. The New Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The New Credit Facility will be used to finance future acquisitions and for working capital, capital expenditures and general corporate purposes.

         In October 1997, Pegasus completed an offering of senior notes (the "Senior Notes Offering") in which it sold $115.0 million of its 9.625% Series A Senior Notes due 2005 (the "9.625% Series A Senior Notes"), resulting in net proceeds to the Company of approximately $111.0 million. A portion of the proceeds from the Senior Notes Offering were used to retire an existing $130.0 million credit facility.

         In February 1998, pursuant to a registered exchange offer, Pegasus exchanged all $115.0 million of its 9.625% Series A Notes for $115.0 million of its 9.625% Series B Senior Notes due 2005 (the "9.625% Series B Senior Notes", and together with the 9.625% Series A Senior Notes, the "Senior Notes"). The 9.625% Series B Senior Notes have substantially the same terms and provisions as the 9.625% Series A Senior Notes. No gain or loss was recorded in connection with the exchange of the notes.

         In July 1997, DTS entered into an amended and restated $70.0 million six-year senior revolving credit facility and a $20.0 million six-year senior term facility (collectively, the "DTS Credit Facility"), which is collateralized by substantially all of the assets of DTS and its subsidiaries. Interest on the DTS Credit Facility is, at DTS' option, at either the bank's base rate or the Eurodollar Rate. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The DTS Credit Facility may be used to refinance certain existing indebtedness, finance future acquisitions and for working capital, capital expenditures and general corporate purposes.

         In July 1997, DTS completed a senior subordinated notes offering (the "DTS Notes Offering") in which it sold $155.0 million of its 12.5% Series A Senior Subordinated Notes due 2007 (the "DTS Series A Notes"), resulting in net proceeds to DTS of approximately $146.0 million. DTS used the net proceeds to fund an interest escrow account, which is included in restricted cash on the Company's consolidated balance sheets, for the first four semi-annual interest payments on the notes and to repay outstanding indebtedness under the DTS Credit Facility.

         In January 1998, DTS exchanged its DTS Series A Notes for its 12.5% Series B Senior Subordinated Notes due 2007 (the "DTS Series B Notes", and together with the DTS Series A Notes, the "DTS Notes"). The DTS Series B Notes have substantially the same terms and provisions as the DTS Series A Notes. The DTS Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by all direct and indirect subsidiaries of DTS, except DTS Capital, which is a co-issuer of the DTS Notes and currently has nominal assets and does not conduct any operations.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Net Loss Per Common Share:

Calculation of Basic and Diluted Earnings Per Common Share:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share:

                                                           Three Months Ended June 30,
                                                     ------------------------------------
                                                           1997                   1998
                                                           ----                   ----

Net loss applicable to common shares                 ($ 6,270,119)           ($22,803,772)
                                                     ============            ============

Weighted average common shares outstanding              9,801,057              14,310,075
                                                     ============            ============

                                                             Six Months Ended June 30,
                                                     ------------------------------------
                                                           1997                   1998
                                                           ----                   ----

Net loss applicable to common shares                 ($ 6,962,340)           ($38,740,232)
                                                     ============            ============

Weighted average common shares outstanding              9,773,933              12,332,244
                                                     ============            ============


         For the three and six months ended June 30, 1997 and 1998, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $3.2 million, $5.3 million, $3.6 million and $7.2 million, respectively, by applicable shares outstanding. The total shares used for the calculation of diluted net loss per common share were not adjusted for securities that have not been issued as they are antidulitive.

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

         As of April 9, 1998, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of New Mexico and Texas and the related assets in exchange for total consideration of approximately $14.3 million, which consisted of $13.1 million in cash, $298,000 in assumed liabilities and 37,304 shares of the Company's Class A Common Stock (amounting to $900,000 at the time of issuance).

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Acquisitions (continued):

         On April 27, 1998, the Company acquired, from DTS, which holds the rights to provide DIRECTV programming in certain rural areas of California, Colorado, Georgia, Indiana, Kansas, Kentucky, New Hampshire, New Mexico, New York, South Carolina and Vermont, the related assets and liabilities in exchange for total consideration of approximately $345.2 million, which consisted of approximately 5.5 million shares of the Company's Class A Common Stock (amounting to $119.4 million at a price of $21.71 per share), approximately $158.9 million of assumed net liabilities and approximately $66.9 million of a deferred tax liability.

         As of May 11, 1998, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho and Oregon and the related assets in exchange for total consideration of approximately $9.3 million, which consisted of $9.2 million in cash and $140,000 in assumed liabilities.

         As of June 10, 1998, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho, South Dakota and Texas and the related assets in exchange for total consideration of approximately $12.5 million, which consisted of $12.2 million in cash, $154,000 in assumed liabilities; and a $120,000 obligation, payable over three years, for a non-compete agreement.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's payments to related parties, amortization of intangibles, interest expense, preferred stock dividends and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to June 30, 1998.

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                     (in thousands, except per share data)                            (unaudited)
                                                                              1997                  1998
                                                                              ----                  ----

             Net revenues .......................................              $77,754              $102,675
                                                                              --------             ---------
             Operating loss......................................             ($38,532)             ($40,867)
                                                                              --------             ---------
             Net loss............................................             ($48,269)             ($58,714)
             Less: Preferred stock dividends.....................               (7,154)               (7,154)
                                                                             =========             =========
             Net loss applicable to common shares................             ($55,423)             ($65,868)
                                                                             =========             =========
             Net loss per common  share..........................               ($3.53)               ($4.15)
                                                                             =========             =========

8. Supplemental Cash Flow Information:

         The Company incurred significant non-cash investing and financing activities in connection with the April 27, 1998 acquisition of DTS, (see footnote 7 - Acquisitions). The acquisition of DTS was accounted for using the purchase method of accounting. The purchase price of $345.2 million consisted of the issuance of approximately 5.5 million shares of Pegasus Class A Common Stock, valued at $21.71 per share ($119.4 million), to the shareholders of DTS and the assumption of net liabilities amounting to approximately $158.9 million (total assets of $216.4 million less intangibles of $161.0 million less total liabilities of $214.3 million). The Company also recorded a net deferred tax liability, primarily as a result of non-deductible amortization, of approximately $66.9 million of which $53.6 million was allocated to DBS rights and $13.3 million was recorded as a deferred tax asset.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

10. Other Events:


         On June 17, 1998 the Board of Directors declared a dividend on the Series A Preferred Stock in the aggregate of approximately 7,154 shares of Series A Preferred Stock, payable on July 1, 1998 to shareholders of record on June 15, 1998.


         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England, LLC for approximately $30 million in cash. The Company expects to recognize a nonrecurring gain of approximately $26 million in the third quarter of 1998 relating to this transaction.


         As of July 10, 1998, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama, Nebraska and South Dakota and the related assets in exchange for total consideration of approximately $17.9 million, which consisted of $17.8 million in cash; and a $125,000 obligation, payable over one year, for consultancy and non-compete agreements.

         On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. The Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The Aquadilla cable system is contiguous to the Company's existing Puerto Rico cable system and, upon completion of the purchase, the Company intends to consolidate the Aquadilla cable system with its existing cable system. The closing of this acquisition is subject to regulatory and other approvals, as well as customary conditions, and the Company expects this transaction to close in the fourth quarter of 1998 or the first quarter of 1999.

         In July 1998, Pegasus commenced operations of TV station WFXU, which simulcasts the signal of WTLH, a TV station owned by the Company which is affiliated with Fox. WFXU is in the Tallahassee, Florida Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA").

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

General

         The Company is a diversified company operating in growing segments of the media and communications industries: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. As of June 30, 1998, the Company's DBS operations consisted of providing DIRECTV services to approximately 329,000 subscribers in certain rural areas of thirty-five states in which the Company holds the exclusive right to provide such services. Its cable operations consist of a system in Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. The Company sold its remaining New England cable systems (Connecticut and Massachusetts) effective July 1, 1998. Pegasus Broadcast Television owns and operates six TV stations affiliated with Fox and operates one affiliated with UPN and another affiliated with WB. It has entered into an agreement to operate two additional TV stations, which will be affiliated with WB and will commence operations in the second half of 1998.

         On April 27, 1998, the Company acquired (the "DTS Acquisition") Digital Television Services, Inc. (DTS). Upon completion of the DTS Acquisition, DTS became a wholly owned subsidiary of Pegasus. As of June 30, 1998, DTS' operations consisted of providing DIRECTV services to approximately 150,000 subscribers in certain rural areas of eleven states in which DTS holds the exclusive right to provide such services.

         Multichannel revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals, home shopping commissions, advertising time sales and installation charges. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         The Company's location operating expenses consist of (i) programming expenses, (ii) marketing and selling costs, including advertising and promotion expenses, local sales commissions and ratings and research expenditures, (iii) technical and operations costs, (iv) general and administrative expenses, and
(v) expensed subscriber acquisition costs. Multichannel programming expenses consist of amounts paid to program suppliers, digital satellite system or DSS(R) ("DSS") authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS program service revenues. Broadcast programming expenses include the amortization of long-term program rights purchases, music license costs and "barter" programming expenses which represent the value of broadcast air time provided to television program suppliers in lieu of cash.

         The Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs ("SAC"), which were being capitalized and amortized over a twelve-month period, are currently being charged to operations in the period incurred. This change became effective October 1, 1997. Subscriber acquisition costs charged to operations are excluded from pre-marketing location operating expenses.


Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

         The Company's net revenues increased by approximately $27.0 million or 136% for the three months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased approximately $26.1 million or 219% and Broadcast Television net revenues increased $824,000 or 10%. The net revenues increased as a result of (i) a $25.6 million or 327% increase in DBS revenues of which $2.1 million or 8% was due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $23.6 million or 92% resulted from acquisitions made in 1997 and 1998, (ii) a $473,000 or 12% increase in Cable revenues which was due primarily to same system rate increases and increased subscriber levels, (iii) a $816,000 or 10% increase in TV revenues which was the result of a $409,000 or 5% increase in same station revenues due primarily to increases in local advertising sales and a $407,000 increase due to the two new stations launched in August 1997 and October 1997, and (iv) a $8,000 increase in Tower rental income.

         The Company's total pre-marketing location operating expenses, as described above (before DBS subscriber acquisition costs), increased by approximately $18.2 million or 144% for the three months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television pre-marketing location operating expenses increased approximately $17.5 million or 232% and Broadcast Television location operating expenses increased $676,000 or 13%. The pre-marketing location operating expenses increased as a result of (i) a $17.4 million or 328% increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $1.1 million (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $16.3 million increase attributable to territories acquired in 1997 and 1998, (ii) a $94,000 or 4% increase in Cable operating expenses due primarily to increases in same system programming costs, and (iii) a $676,000 or 13% increase in TV operating expenses as the result of a $184,000 or 4% increase in same station operating expenses and a $492,000 increase attributable to the two new stations launched in August 1997 and October 1997.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $6.7 million or $276 per gross subscriber addition for the three months ended June 30, 1998 as compared to approximately $2.1 million or $384 per gross subscriber addition for the same period in 1997.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by $381,000 or 158% for the three months ended June 30, 1998 as compared to the same period in 1997.

         Corporate expenses increased by $298,000 or 60% for the three months ended June 30, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $10.7 million or 180% for the three months ended June 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of twenty-five completed acquisitions during 1997 and thirteen completed acquisitions in the first half of 1998.

         As a result of these factors, the Company's loss from operations increased by approximately $8.8 million for the three months ended June 30, 1998 as compared to the same period in 1997.

         Interest expense increased by approximately $7.5 million or 260% for the three months ended June 30, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of approximately $19.2 million for the three months ended June 30, 1998 as compared to a net loss of approximately $3.1 million for the same period in 1997. The $16.1 million change was the net result of an increase in the loss from operations of approximately $8.8 million, an increase in interest expense of approximately $7.5 million and a decrease in other expenses of $90,000.

         The Company's preferred stock dividends, payable by issuing additional shares of Series A Preferred Stock, increased $390,000 for the three months ended June 30, 1998 as compared to the same period in 1997.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

         The Company's net revenues increased by approximately $39.9 million or 112% for the six months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased approximately $39.0 million or 187% and Broadcast Television net revenues increased $918,000 or 6%. The net revenues increased as a result of (i) a $38.2 million or 299% increase in DBS revenues of which $4.0 million or 11% was due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $34.1 million or 89% resulted from acquisitions made in 1997 and 1998, (ii) a $839,000 or 10% increase in Cable revenues which was the net result of a $972,000 or 12% increase in same system revenues due primarily to rate increases and increased subscriber levels, and a $133,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $902,000 or 6% increase in TV revenues which was the result of a $179,000 or 1% increase in same station revenues due primarily to increases in local advertising sales and a $723,000 increase due to the two new stations launched in August 1997 and October 1997, and (iv) a $16,000 increase in Tower rental income.

         The Company's total pre-marketing location operating expenses, as described above (before DBS subscriber acquisition costs), increased by approximately $27.9 million or 122% for the six months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television pre-marketing location operating expenses increased approximately $26.6 million or 202% and Broadcast Television location operating expenses increased approximately $1.3 million or 14%. The pre-marketing location operating expenses increased as a result of (i) a $26.2 million or 299% increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $2.4 million (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $23.8 million increase attributable to territories acquired in 1997 and 1998, (ii) a $362,000 or 8% increase in Cable operating expenses as the net result of a $428,000 or 10% increase in same system operating expenses due primarily to increases in programming costs and a $66,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997, (iii) a $1.3 million or 14% increase in TV operating expenses as the result of a $290,000 or 3% increase in same station operating expenses and a $1.0 million increase attributable to the two new stations launched in August 1997 and October 1997, and (iv) a $3,000 reduction in Tower administrative expenses.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $10.9 million or $279 per gross subscriber addition for the six months ended June 30, 1998 as compared to approximately $3.7 million or $355 per gross subscriber addition for the same period in 1997.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by $510,000 or 98% for the six months ended June 30, 1998 as compared to the same period in 1997.

         Corporate expenses increased by $577,000 or 64% for the six months ended June 30, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $15.7 million or 145% for the six months ended June 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of twenty-five completed acquisitions during 1997 and thirteen completed acquisitions in the first half of 1998.

         As a result of these factors, the Company's loss from operations increased by approximately $14.7 million for the six months ended June 30, 1998 as compared to the same period in 1997.

         Interest expense increased by approximately $10.3 million or 171% for the six months ended June 30, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of approximately $31.6 million for the six months ended June 30, 1998 as compared to a net loss of approximately $1.7 million for the same period in 1997. The $29.9 million change was the net result of an increase in the loss from operations of approximately $14.7 million, an increase in interest expense of approximately $10.3 million, an increase in the provision for income taxes of $75,000, an increase in other expenses of $418,000 and a nonrecurring gain on the sale of the New Hampshire cable system of approximately $4.5 million during the first quarter of 1997.

         The Company's preferred stock dividends, payable by issuing additional shares of Series A Preferred Stock, increased approximately $1.8 million for the six months ended June 30, 1998 as compared to the same period in 1997.

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

         Pre-Marketing Location Cash Flow increased by approximately $8.7 million or 122% for the three months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television Pre-Marketing Location Cash Flow increased approximately $8.6 million or 195% and Broadcast Television Location Cash Flow increased $148,000 or 5%. Pre-Marketing Location Cash Flow increased as a result of (i) a $8.2 million or 326% increase in DBS Pre-Marketing Location Cash Flow of which $951,000 or 12% was due to an increase in same territory Pre-Marketing Location Cash Flow and $7.2 million or 88% was attributable to territories acquired in 1997 and 1998, (ii) a $379,000 or 20% increase in same system Cable Location Cash Flow, (iii) a $140,000 or 5% increase in TV Location Cash Flow as the net result of a $225,000 or 8% increase in same station Location Cash Flow and a $85,000 decrease attributable to the two new stations launched in August 1997 and October 1997, and (iv) a $8,000 increase in Tower Location Cash Flow.

         Pre-Marketing Location Cash Flow increased by approximately $12.0 million or 94% for the six months ended June 30, 1998 as compared to the same period in 1997. Multichannel Television Pre-Marketing Location Cash Flow increased approximately $12.4 million or 160% and Broadcast Television Location Cash Flow decreased $404,000 or 8%. Pre-Marketing Location Cash Flow increased as a result of (i) a $12.0 million or 298% increase in DBS Pre-Marketing Location Cash Flow of which $1.6 million or 13% was due to an increase in same territory Pre-Marketing Location Cash Flow and $10.4 million or 87% was attributable to territories acquired in 1997 and 1998, (ii) a $477,000 or 13% increase in Cable Location Cash Flow which was the net result of a $544,000 or 15% increase in same system Location Cash Flow and a $67,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997,
(iii) a $423,000 or 9% decrease in TV Location Cash Flow as a result of a $111,000 or 2% decrease in same station Location Cash Flow, primarily as a result of the cash flow generated by the Super Bowl in the first quarter of 1997, and a $312,000 decrease attributable to the two new stations launched in August 1997 and October 1997, and (iv) a $19,000 increase in Tower Location Cash Flow.

         During the six months ended June 30, 1998, net cash provided by operating activities was approximately $4.6 million which, together with $44.0 million of cash on hand, $3.1 million of cash acquired from the DTS Acquisition and $40.2 million of net cash provided by the Company's financing activities, was used to fund other investing activities of $54.7 million. Investing activities, net of cash acquired from the DTS Acquisition, consisted of (i) the acquisition of DBS assets from three independent DIRECTV providers during the first quarter of 1998 for approximately $7.8 million, (ii) the acquisition of DBS assets from nine independent DIRECTV providers during the second quarter of 1998 for approximately $34.5 million, (iii) broadcast television transmitter, tower and facility upgrades totaling approximately $2.2 million, (iv) payments of programming rights amounting to $1.2 million, (v) capitalized costs relating to the DTS Acquisition of $4.3 million, and (vi) maintenance and other capital expenditures and intangibles totaling approximately $4.8 million. Financing activities consisted of (i) the repayment of approximately $5.7 million of long-term debt and capital leases, (ii) borrowings on bank credit facilities totaling $46.0 million, and (iii) the net placing of $121,000 in restricted cash to collateralize letters of credit. As of June 30, 1998, the Company's cash on hand approximated $37.2 million.

         As defined in the Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights thereof (the "Certificate of Designation") governing the Series A Preferred Stock and the indenture governing the Senior Notes (the "Senior Indenture"), the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries on a consolidated basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow (Satellite Segment Operating Cash Flow) for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Pro forma for the twelve completed DBS acquisitions occurring in the fist half of 1998, as if such acquisitions occurred on January 1, 1998, Adjusted Operating Cash Flow would have been approximately $41.5 million, as follows:


                                                                                       Four Quarters
                                                                                           Ended
                                  (in thousands)                                       June 30, 1998
                                                                                    ------------------

           Revenues                                                                      $137,241

           Direct operating expenses, excluding depreciation,
                 amortization and other non-cash charges                                   92,874
                                                                                    -------------

           Income from operations before incentive compensation,
               corporate expenses, depreciation, amortization and
               other non-cash charges                                                      44,367

           Corporate expenses                                                               2,833
                                                                                    -------------

           Adjusted operating cash flow                                                   $41,534
                                                                                    =============



         The Company is restricted by the Senior Notes Indenture from paying dividends on the Series A Preferred Stock in cash prior to July 1, 2002. The indenture governing the PM&C Notes (the "PM&C Notes Indenture") and the New Credit Facility contain certain financial and operating covenants, including restrictions on PM&C's ability to incur additional indebtedness, create liens and pay dividends. The indenture governing the DTS Notes (the "DTS Notes Indenture") and the DTS Credit Facility contain certain financial and operating covenants, including restrictions on DTS' ability to incur additional indebtedness, create liens and pay dividends.

         Pre-Marketing Location Cash Flow is defined as net revenues less location operating expenses before subscriber acquisition costs. Location Cash Flow is defined as net revenues less location operating expenses. Although Pre-Marketing Location Cash Flow and Location Cash Flow are not measures of performance under generally accepted accounting principles, the Company believes that Pre-Marketing Location Cash Flow and Location Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Nevertheless, these measures should not be considered in isolation or as a substitute for income from operations, net income, net cash provided by operating activities or any other measures for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

         The Company believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations. The Company engages in discussions with respect to acquisition opportunities in media and communications businesses on a regular basis. The Company believes that cash on hand, together with available borrowings under the New Credit Facility and the DTS Credit Facility and future indebtedness which may be incurred by the Company and its subsidiaries will give the Company the ability to fund acquisitions and other capital requirements in the future. However, there can be no assurance that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

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

Capital Expenditures

         The Company's capital expenditures aggregated $9.9 million in 1997. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1998 capital projects include (i) DBS facility upgrades of approximately $500,000 and (ii) approximately $2.6 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company commenced the programming of three new TV stations, WPME in August 1997, WGFL in October 1997 and WFXU in July 1998 and its plans are to commence programming of two additional stations in the second half of 1998. There can be no assurance that the Company's capital expenditure plans will not change in the future.

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

Other
         The Company has reviewed all of its systems as to the Year 2000 issue. The Company has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of its TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems will be in place by the third quarter of 1998. The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that its vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. Costs to be incurred beyond June 30, 1998 relating to the Year 2000 issue are not expected to be significant.

         On April 27, 1998, the Company acquired Digital Television Services, Inc. (DTS) for total consideration of approximately $345.2 million, which consisted of approximately 5.5 million shares of the Company's Class A Common Stock (amounting to $119.4 million at a price of $21.71 per share), approximately $158.9 million of assumed net liabilities and approximately $66.9 million of a deferred tax liability. Upon completion of the DTS Aquisition, DTS became a wholly owned subsidiary of Pegasus. As of June 30, 1998, DTS' operations consisted of providing DIRECTV services to approximately 150,000 subscribers in certain rural areas of eleven states in which DTS holds the exclusive right to provide such services.


         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England, LLC for approximately $30 million in cash. The Company expects to recognize a nonrecurring gain of approximately $26 million in the third quarter of 1998 relating to this transaction.


         On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. As of June 30, 1998, the Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The Company expects this transaction to close in the fourth quarter of 1998 or the first quarter of 1999. The closing of the acquisition is subject to regulatory and other approvals, as well as customary conditions, and the Company expects this transaction to close in the fourth quarter of 1998 or the first quarter of 1999.

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Under the terms of the indenture governing PM&C's Series B Senior Subordinated Notes due 2005 (the "PM&C Notes Indenture"), PM&C is prohibited from paying dividends prior to July 1, 1998. Under the terms of the New Credit Facility, PM&C is restricted from paying dividends. Under the terms of the DTS Notes Indenture and the DTS Credit Facility, DTS is restricted from paying dividends. In addition, Pegasus' ability to pay dividends and Pegasus' and its subsidiaries' ability to incur indebtedness are subject to certain restrictions contained in the Senior Notes Indenture and the Certificate of Designation governing the Series A Preferred Stock.

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

         DTS' ability to incur additional indebtedness is limited under the terms of the DTS Notes Indenture and the DTS Credit Facility. These limitations take the form of certain leverage ratios and are dependent upon certain measures of operating profitability and not exceeding a certain "borrowing base" based on the number of paying subscribers and households in DTS' territories. The terms of the DTS Credit Facility contain a number of other significant covenants that, among other things, limit DTS' ability to make capital expenditures and business acquisitions.

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

         In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Management has reviewed the provisions of SFAS No. 132 and SFAS No.133 and the implementation of these standards is not expected to have any significant impact on its consolidated financial statements.



Item 3: Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Part II. Other Information

Item 2:  Changes in Securities and Use of Proceeds

         On April 28,1998, Pegasus issued 37,304 shares of its Class A Common Stock as partial consideration for the acquisition of DIRECTV rights and related assets from an independent provider of DIRECTV in certain rural areas of Texas. In issuing these shares, Pegasus relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 4:  Submission of Matters to a Vote of Security Holders

         April 27, 1998 Special Meeting. On April 27, 1998, Pegasus held a special meeting of its stockholders to approve the merger agreement relating to the acquisition of DTS, proposals to amend certain of Pegasus' employee benefit plans, and proposals to amend certain provisions of the Certificate of Designation governing the Series A Preferred Stock and, if issued, the Exchange Notes. Information regarding the April 27, 1998 special meeting has been "previously reported" within the meaning of Rule 12b-2 of the Securities Exchange Act of 1934, as amended, under Part II, Item 5 of Pegasus' Form 10-Q for the quarterly period ended March 31, 1998.

         June 17, 1998 Annual Meeting. The 1998 Annual Meeting of Stockholders of Pegasus was held on June 17, 1998. At this meeting, Marshall W. Pagon, Michael C. Brooks, Harry F. Hopper, III, James J. McEntee, III, Mary C. Metzger, William B. Phoenix, Riordon B. Smith, Robert N. Verdecchio, and Donald W. Weber were elected to Pegasus' Board of Directors. In such election, 52,072,288 votes were cast for each director, 750 votes were held in abstention with respect to each director, and no votes were cast against any director.

         At the 1998 Annual Meeting, 52,073,038 shares were voted for ratification of the appointment of Coopers & Lybrand L.L.P. (now
PricewaterhouseCoopers LLP) as Pegasus' independent accountants for 1998 and no votes were held in abstention or cast against ratification of the appointment.


Item 5: Other Information

         New England Cable Sale. Effective July 1, 1998, Pegasus sold substantially all of the assets of its remaining New England cable systems to Avalon Cable of New England, LLC for approximately $30 million in cash. Pegasus expects to recognize a nonrecurring gain of approximately $26 million in the third quarter of 1998 relating to this sale.

         Puerto Rico Cable Acquisition. On July 23, 1998, a subsidiary of Pegasus entered into a definitive agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. The Aguadilla system services approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchised area. The Aguadilla system is contiguous to the Company's existing Puerto Rico cable system and, upon completion of the purchase, the Company intends to consolidate the Aquadilla cable system with its existing cable system. The closing of the acquisition is subject to regulatory and other approvals, as well as customary conditions, and the Company expects this transaction to close in the fourth quarter of 1998 or the first quarter of 1999.

         Tracking Stock. On July 28, 1997, Pegasus announced that it intends to create a new class of common stock to track the results of its Puerto Rico operations. Under the terms of the proposed tracking stock, the entire economic interest in the Puerto Rico operations would be represented by shares of the tracking stock. Holders of tracking stock shares would be exclusively entitled to receive the net proceeds of any disposition of all or substantially all of the Puerto Rico assets. Upon issuance of the tracking stock, existing shares of Pegasus common stock would thereafter represent an economic interest in Pegasus' DBS and TV operations. The creation of the tracking stock is subject to stockholder approval.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

    2.1 Asset Purchase Agreement made as of July 23, 1998 by and among Pegasus Cable Television, Inc., Cable Systems USA, Partners, J&J Cable Partners, Inc., and PS&G Cable Partners, Inc. (Appendices have been omitted but will be provided upon request to the SEC).

    3.1 Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 12.75% Series A Cumulative Exchangeable Preferred Stock, as amended by Certificate of Amendment.

    27.1   Financial Data Schedule.


(b)  Reports on Form 8-K

         On May 11, 1998, Pegasus filed a Current Report on Form 8-K dated April 27, 1998 reporting under Item 5 the following events: (i) the results of the April 27, 1998 special meeting of Pegasus' stockholders and (ii) the merger (the "Merger") of DTS into a wholly-owned subsidiary of Pegasus on April 27, 1998, which resulted in DTS becoming a wholly-owned subsidiary of Pegasus, the issuance of 5,471,296 shares of Pegasus' Class A Common Stock, and the election of three directors to Pegasus' Board of Directors as the designees of certain of DTS' former stockholders under a voting agreement that Pegasus had entered into in connection with the Merger.

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Pegasus Communications Corporation



Date August 13, 1998      By /s/ Robert N. Verdecchio
--------------------      ---------------------------
                          Robert N. Verdecchio
                          Senior Vice President,
                          Chief Financial Officer, Assistant
                          Secretary and Director
                          (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


    2.1 Asset Purchase Agreement made as of July 23, 1998 by and among Pegasus Cable Television, Inc., Cable Systems USA, Partners, J&J Cable Partners, Inc., and PS&G Cable Partners, Inc. (Appendices have been omitted but will be provided upon request to the SEC).

    3.1 Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 12.75% Series A Cumulative Exchangeable Preferred Stock, as amended by Certificate of Amendment.

    27.1   Financial Data Schedule.