Form 10-Q
period 1998-09-30
PEGASUS COMMUNICATIONS CORP
filed 1998-11-17
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1998
                                        ------------------

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
5 Radnor Corporate Center, Suite 454, Radnor, PA                  19087
-------------------------------------------------              ----------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code:   (888) 438-7488
                                                      ---------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                -----      -----


Number of shares of each class of the registrant's common stock outstanding as of November 6, 1998:

         Class A, Common Stock, $0.01 par value              11,315,809
         Class B, Common Stock, $0.01 par value               4,581,900

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 1998


                                                                         Page
                                                                         ----
Part I.  Financial Information


         Item 1     Consolidated Financial Statements

                    Consolidated Balance Sheets
                      December 31, 1997 and September 30, 1998            3

                    Consolidated Statements of Operations
                      Three months ended September 30, 1997 and 1998      4

                    Consolidated Statements of Operations
                      Nine months ended September 30, 1997 and 1998       5

                    Consolidated Statements of Cash Flows
                      Nine months ended September 30, 1997 and 1998       6

                    Notes to Consolidated Financial Statements            7


         Item 2     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       15


         Item 3     Quantitative and Qualitative Disclosures About
                      Market Risk                                         23


Part II. Other Information


         Item 2     Changes in Securities and Use of Proceeds             24

         Item 5     Other Information                                     24

         Item 6     Exhibits and Reports on Form 8-K                      24

         Signature                                                        25

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets


                                                         December 31,    September 30,
                                                             1997            1998
                                                        -------------    -------------
                              ASSETS                                      (unaudited)

Current  assets:
     Cash and cash equivalents                          $  44,049,097    $  39,073,970
     Restricted cash                                        1,220,056       19,737,235
     Accounts receivable, less allowance for doubtful
      accounts of $319,000 and $551,000, respectively      13,819,571       19,165,874
     Program rights                                         2,059,346        3,767,113
     Inventory                                                974,920        3,968,253
     Deferred taxes                                         2,602,453        2,602,453
     Prepaid expenses and other                               788,669        1,493,975
                                                        -------------    -------------
       Total current assets                                65,514,112       89,808,873

Property and equipment, net                                27,686,646       29,551,695
Intangible assets, net                                    284,774,027      709,319,035
Program rights                                              2,262,299        3,468,484
Deferred taxes                                                   --         13,296,554
Deposits and other                                            624,629          719,565
                                                        -------------    -------------

     Total assets                                       $ 380,861,713    $ 846,164,206
                                                        =============    =============


                  LIABILITIES AND TOTAL EQUITY

Current liabilities:
     Current portion of long-term debt                  $   6,357,320    $  22,218,859
     Accounts payable                                       4,151,226        4,684,795
     Accrued interest                                       8,177,261       11,990,442
     Accrued satellite programming and fees                 6,089,389       15,824,268
     Accrued expenses                                       6,973,297        8,436,061
     Current portion of program rights payable              1,418,581        1,278,641
                                                        -------------    -------------
       Total current liabilities                           33,167,074       64,433,066

Long-term debt                                            201,997,811      482,414,676
Program rights payable                                      1,416,446        4,786,628
Deferred taxes                                              2,652,454       69,701,954
                                                        -------------    -------------
      Total liabilities                                   239,233,785      621,336,324
                                                        -------------    -------------

Commitments and contingent liabilities                           --               --

Minority interest                                           3,000,000        3,000,000
                                                        -------------    -------------

Series A preferred stock                                  111,264,424      122,223,017
                                                        -------------    -------------


Common stockholders' equity:
     Class A common stock                                      57,399          113,158
     Class B common stock                                      45,819           45,819
     Additional paid-in capital                            64,034,687      174,753,387
     Accumulated deficit                                  (36,774,401)     (75,307,499)
                                                        -------------    -------------
      Total common stockholders' equity                    27,363,504       99,604,865
                                                        -------------    -------------

     Total liabilities and stockholders' equity         $ 380,861,713    $ 846,164,206
                                                        =============    =============

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations






                                              Three Months Ended September 30,
                                              --------------------------------
                                                   1997              1998
                                               ------------      ------------
                                                         (unaudited)

Revenues:
     Basic and satellite service               $ 13,419,852      $ 39,161,134
     Premium services                             1,182,984         5,981,628
     Broadcasting revenue,
       net of agency commissions                  5,504,782         6,139,214
     Barter programming revenue                   1,453,300         1,615,200
     Other                                          366,347         2,610,002
                                               ------------      ------------
       Total revenues                            21,927,265        55,507,178

Operating expenses:
     Programming                                  6,760,400        21,825,933
     Barter programming expense                   1,453,300         1,615,200
     Technical and operations                       956,255           863,046
     Marketing and selling                        2,975,156        17,639,569
     General and administrative                   3,055,522        10,583,213
     Incentive compensation                         223,236           442,299
     Corporate expenses                             505,279           936,625
     Depreciation and amortization                7,306,149        20,190,799
                                               ------------      ------------
       Loss from operations                      (1,308,032)      (18,589,506)

Interest expense                                 (4,264,459)      (13,534,677)
Interest income                                     137,035           613,393
Other expenses, net                                (214,847)         (288,066)
Gain on sale of cable system                           --          24,902,284
                                               ------------      ------------

     Loss before income taxes                    (5,650,303)       (6,896,572)
Provision for income taxes                             --              50,000
                                               ------------      ------------

     Net loss                                    (5,650,303)       (6,946,572)
     Preferred stock dividends                    3,365,000         3,804,887
                                               ------------      ------------

     Net loss applicable to common shares      ($ 9,015,303)     ($10,751,459)
                                               ============      ============

Basic and diluted earnings per common share:
     Net loss                                        ($0.91)           ($0.68)
                                               ============      ============

     Weighted average shares outstanding          9,902,363        15,897,603
                                               ============      ============


           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations


                                                Nine Months Ended September 30,
                                               --------------------------------
                                                    1997             1998
                                               -------------     -------------
                                                        (unaudited)

Revenues:
     Basic and satellite service               $  32,008,696    $  88,980,908
     Premium services                              3,116,253       13,053,641
     Broadcasting revenue,
       net of agency commissions                  16,950,204       18,290,873
     Barter programming revenue                    4,507,600        4,861,900
     Other                                           954,076        5,842,905
                                               -------------    -------------
       Total revenues                             57,536,829      131,030,227

Operating expenses:
     Programming                                  15,916,313       49,179,278
     Barter programming expense                    4,507,600        4,861,900
     Technical and operations                      2,814,922        2,927,287
     Marketing and selling                         7,429,814       33,688,708
     General and administrative                    8,341,570       23,463,195
     Incentive compensation                          744,242        1,471,876
     Corporate expenses                            1,408,954        2,418,067
     Depreciation and amortization                18,160,442       46,789,028
                                               -------------    -------------
       Loss from operations                       (1,787,028)     (33,769,112)

Interest expense                                 (10,288,211)     (29,849,768)
Interest income                                      828,388        1,333,683
Other expenses, net                                 (454,612)        (975,185)
Gain on sale of cable system                       4,451,320       24,902,284
                                               -------------    -------------

     Loss before income taxes                     (7,250,143)     (38,358,098)
Provision for income taxes                            50,000          175,000
                                               -------------    -------------

     Net loss                                     (7,300,143)     (38,533,098)
     Preferred stock dividends                     8,677,500       10,958,593
                                               -------------    -------------

     Net loss applicable to common shares      ($ 15,977,643)   ($ 49,491,691)
                                               =============    =============




Basic and diluted earnings per common share:
     Net loss                                         ($1.64)          ($3.66)
                                               =============    =============

     Weighted average shares outstanding           9,755,882       13,533,756
                                               =============    =============

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows

                                                              Nine Months Ended September 30,
                                                            ----------------------------------
                                                                 1997                1998
                                                            -------------        -------------
                                                                        (unaudited)
Cash flows from operating activities:
    Net loss                                                ($  7,300,143)       ($ 38,533,098)
    Adjustments to reconcile net loss
      to net cash provided used by operating activities:
      Depreciation and amortization                            18,160,442           46,789,028
      Program rights amortization                               1,214,289            1,914,072
      Accretion on discount of bonds and seller notes             295,486              931,808
      Gain on sale of cable system                             (4,451,320)         (24,902,284)
      Bad debt expense                                            812,308            1,773,094
      Change in assets and liabilities:
         Accounts receivable                                   (2,139,807)          (3,657,763)
         Inventory                                                 57,455           (1,647,165)
         Prepaid expenses and other                              (158,952)            (530,481)
         Accounts payable and accrued expenses                    461,099            3,598,937
         Accrued interest                                      (2,135,269)          (1,103,101)
         Capitalized subscriber acquisition costs              (4,514,874)                --
         Deposits and other                                       (32,906)             (94,936)
                                                            -------------        -------------
    Net cash provided (used) by operating activities              267,808          (15,461,889)
                                                            -------------        -------------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                     (99,305,168)         (89,815,402)
       Cash acquired from acquisitions                            164,221            3,284,382
       Capital expenditures                                    (8,375,393)          (6,178,866)
       Purchase of intangible assets                           (2,068,864)         (10,042,558)
       Payments of programming rights                          (1,792,580)          (1,597,782)
       Proceeds from sale of cable system                       6,945,270           30,132,826
                                                            -------------        -------------
    Net cash used for investing activities                   (104,432,514)         (74,217,400)
                                                            -------------        -------------

Cash flows from financing activities:
       Repayments of long-term debt                              (241,764)          (5,558,004)
       Borrowings on bank credit facilities                    69,726,250           81,500,000
       Repayments of bank credit facilities                   (30,126,250)            (200,000)
       Restricted cash                                         (1,181,306)           9,283,210
       Debt issuance costs                                     (3,961,383)                --
       Capital lease repayments                                  (234,331)            (321,044)
       Proceeds from issuance of Series A preferred stock     100,000,000                 --
       Underwriting and preferred offering costs               (4,187,920)                --

                                                            -------------        -------------
    Net cash provided by financing activities                 129,793,296           84,704,162
                                                            -------------        -------------

Net increase (decrease) in cash and cash equivalents           25,628,590           (4,975,127)
Cash and cash equivalents, beginning of year                    8,582,369           44,049,097

                                                            -------------        -------------
Cash and cash equivalents, end of period                    $  34,210,959        $  39,073,970
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

         PM&C is a diversified media and communications company whose subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of the United States, provide capital for various satellite initiatives such as subscriber acquisitions costs, own and operate a cable television ("Cable") system that provides service to individual and commercial subscribers in Puerto Rico, own and operate broadcast television ("TV") stations affiliated with the Fox Broadcasting Company ("Fox") and operate, pursuant to local marketing agreements, stations affiliated with United Paramount Network ("UPN") and The WB Television Network ("WB").

         DTS, which was acquired by the Company on April 27, 1998 (see footnote 7 - Acquisitions and Disposition), provides DBS services to customers in certain rural areas of the United States. PDC provides capital for various satellite initiatives such as subscriber acquisitions costs. Towers owns and operates transmitting towers located in Pennsylvania and Tennessee. PCMC provides certain management and accounting services for the Company.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.   Common Stock:

         At December 31, 1997 common stock consists of the following:

         Pegasus Class A common stock, $0.01 par value; 30.0 million shares
             authorized; 5,739,842 issued and outstanding ......................            $57,399
         Pegasus Class B common stock, $0.01 par value; 15.0 million shares
             authorized; 4,581,900 issued and outstanding ......................             45,819
                                                                                           --------
             Total common stock ................................................           $103,218
                                                                                           ========

         At September 30, 1998 common stock consists of the following:

         Pegasus Class A common stock, $0.01 par value; 30.0 million shares
             authorized; 11,315,809 issued and outstanding .....................           $113,158
         Pegasus Class B common stock, $0.01 par value; 15.0 million shares
             authorized; 4,581,900 issued and outstanding ......................             45,819
                                                                                           --------
             Total common stock ................................................           $158,977
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

         As a result of the Unit Offering and dividends subsequently declared on the Series A Preferred Stock, the Company had outstanding, at December 31, 1997 and September 30, 1998, 105,490 and 119,369 shares of Series A Preferred Stock, respectively, authorized, issued and outstanding. Each whole share of Series A Preferred Stock has a liquidation preference of $1,000 per share (the "Liquidation Preference"). Cumulative dividends, at a rate of 12.75% are payable semi-annually on January 1 and July 1. Dividends may be paid, occurring on or prior to January 1, 2002, at the option of the Company, either in cash or by the issuance of additional shares of Series A Preferred Stock. Subject to certain conditions, the Series A Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, for Pegasus' 12.75% Senior Subordinated Exchange Notes due 2007 (the "Exchange Notes"). The Exchange Notes would contain substantially the same redemption provisions, restrictions and other terms as the Series A Preferred Stock. Pegasus is required to redeem all of the Series A Preferred Stock outstanding on January 1, 2007 at a redemption price equal to the Liquidation Preference thereof, plus accrued dividends.

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

5.   Long-Term Debt:

             Long-term debt consists of the following :

                                                                        December 31,          September 30,
                                                                            1997                  1998
                                                                        ------------          ------------
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1,
    net of unamortized discount of $3,018,003 and $2,721,088
    as of December 31, 1997 and September 30, 1998,
    respectively ...................................................    $ 81,981,997          $ 82,278,912
Series B Notes  payable by DTS,  due 2007,  interest at 12.5%, payable  semi-annually in arrears on February 1 and August
    1,  net  of  unamortized  discount  of  $1,854,358 as of
    September 30, 1998 .............................................            --             153,145,642
Series B Senior Notes payable by Pegasus,  due 2005,  interest at 9.625%,  payable  semi-annually  in arrears on April 15
    and October 15, commencing on April 15, 1998 ...................     115,000,000           115,000,000
Senior  six-year  $180.0 million  revolving  credit  facility, payable by PM&C, interest at PM&C's option at either the
    bank's base rate plus an applicable margin or LIBOR plus
    an applicable margin ...........................................            --              81,500,000
Senior  six-year $70.0 million revolving  credit  facility,
    payable  by DTS,  interest  at DTS'  option at either  the
    bank's base rate or the Eurodollar Rate ........................            --               9,500,000
Senior  six-year $20.0 million term loan facility,  payable by
    DTS,  interest  at DTS'  option at either the bank's  base
    rate or the Eurodollar Rate ....................................            --              19,800,000
Mortgage payable, due 2000, interest at 8.75% ......................         477,664               460,827
Note payable, due 1998, interest at 10% ............................       3,050,000                  --
Sellers' notes, various maturities and interest rates ..............       7,171,621            42,327,380
Capital leases and other ...........................................         673,849               620,774
                                                                        ------------          ------------
                                                                         208,355,131           504,633,535
Less current maturities ............................................       6,357,320            22,218,859
                                                                        ------------          ------------
Long-term debt .....................................................    $201,997,811          $482,414,676
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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Net Loss Per Common Share:

Calculation of Basic and Diluted Earnings Per Common Share:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share:

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                                1997            1998
                                                            ------------    ------------

Net loss applicable to common shares                        ($ 9,015,303)   ($10,751,459)
                                                            ============    ============

Weighted average common shares outstanding                     9,902,363      15,897,603
                                                            ============    ============



                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                1997            1998
                                                            ------------    ------------

Net loss applicable to common shares                        ($15,977,643)   ($49,491,691)
                                                            ============    ============

Weighted average common shares outstanding                     9,755,882      13,533,756
                                                            ============    ============


         For the three and nine months ended September 30, 1997 and 1998, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $3.4 million, $8.7 million, $3.8 million and $11.0 million, respectively, by applicable shares outstanding. The total shares used for the calculation of diluted net loss per common share were not adjusted for securities that have not been issued as they are antidulitive.

7.   Acquisitions and Disposition:

         As of January 7, 1998, the Company acquired, from an independent DIRECTV(R) ("DIRECTV") provider, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for total consideration of approximately $1.9 million, which consisted of $1.8 million in cash and $32,000 in assumed liabilities.

         As of March 9, 1998, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska and Texas and the related assets in exchange for total consideration of approximately $15.6 million, which consisted of $5.9 million in cash, $105,000 in assumed liabilities, a $9.4 million note, payable over four years, and an aggregate of $225,000 for consultancy and non-compete agreements (consisting of $75,000 in cash and a $150,000 obligation, payable over two years).

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.   Acquisitions and Disposition (continued):

         On April 27, 1998, the Company acquired DTS, which holds the rights to provide DIRECTV programming in certain rural areas of California, Colorado, Georgia, Indiana, Kansas, Kentucky, New Hampshire, New Mexico, New York, South Carolina and Vermont, in exchange for total consideration of approximately $345.2 million, which consisted of approximately 5.5 million shares of the Company's Class A Common Stock (amounting to $119.4 million at a price of $21.71 per share), approximately $158.9 million of net liabilities and approximately $66.9 million of a deferred tax liability.

         As of May 11, 1998, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho and Oregon and the related assets in exchange for total consideration of approximately $9.3 million, which consisted of $9.2 million in cash and $140,000 in assumed liabilities.

         As of June 10, 1998, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Idaho, South Dakota and Texas and the related assets in exchange for total consideration of approximately $12.5 million, which consisted of $12.2 million in cash, $154,000 in assumed liabilities and a $120,000 obligation, payable over three years, for a non-compete agreement.

         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England, LLC for approximately $30.1 million in cash. The Company recognized a nonrecurring gain of approximately $24.9 million in the third quarter of 1998 relating to this transaction.

         As of July 10, 1998, the Company acquired, from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama, Nebraska and South Dakota and the related assets in exchange for total consideration of approximately $18.6 million, which consisted of $18.1 million in cash, $81,000 in assumed liabilities and an aggregate of $425,000 for consultancy and non-compete agreements (consisting of $62,000 in cash, a $63,000 obligation, payable over one year, and a $300,000 obligation, payable over three years).

         As of August 10, 1998, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of Oregon and the related assets in exchange for total consideration of approximately $3.0 million, which consisted of $2.8 million in cash, $34,000 in assumed liabilities and a $200,000 obligation, payable over two years, for consultancy and non-compete agreements.

         As of September 10, 1998, the Company acquired, from four independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Alabama, Illinois, Minnesota and Texas and the related assets in exchange for total consideration of approximately $37.1 million, which consisted of $26.5 million in cash, $464,000 in assumed liabilities, and $10.2 million in notes, payable over seven years.

         The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories and cable systems had been acquired/sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the Company's payments to related parties, amortization of intangibles, interest expense, preferred stock dividends and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to September 30, 1998.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.       Acquisitions and Disposition (continued):

                                                                            Nine Months Ended September 30,
                    (in thousands, except per share data)                             (unaudited)
                                                                              1997                  1998
                                                                              ----                  ----
           Net revenues ..........................................            $123,173              $165,281
                                                                          --------------        --------------
           Operating loss ........................................            ($58,442)             ($50,828)
                                                                          --------------        --------------
           Net loss ..............................................            ($76,221)             ($83,934)
           Less: Preferred stock dividends .......................             (10,959)              (10,959)
                                                                          --------------        --------------
           Net loss applicable to common shares ..................            ($87,180)             ($94,893)
                                                                          ==============        ==============
           Net loss per common share .............................              ($5.54)               ($5.98)
                                                                          ==============        ==============

8.       Supplemental Cash Flow Information:

         The Company incurred significant non-cash investing and financing activities in connection with the April 27, 1998 acquisition of DTS (see footnote 7 - Acquisitions and Disposition). The acquisition of DTS was accounted for using the purchase method of accounting. The purchase price of $345.2 million consisted of the issuance of approximately 5.5 million shares of Pegasus Class A Common Stock, valued at $21.71 per share ($119.4 million), to the shareholders of DTS and the assumption of net liabilities amounting to approximately $158.9 million (total assets of $216.4 million less intangibles of $161.0 million less total liabilities of $214.3 million). The Company also recorded a net deferred tax liability, primarily as a result of non-deductible amortization, of approximately $66.9 million of which $53.6 million was allocated to DBS rights and $13.3 million was recorded as a deferred tax asset.

         The Company incurred other significant non-cash investing and financing activities which include barter revenue and related expense of $4.9 million, capital contribution and related acquisition of intangibles of $854,000, notes payable and related acquisition of intangibles of $19.8 million and Series A Preferred Stock Dividends of $11.0 million in the nine months ended September 30, 1998. The Company incurred other significant non-cash investing and financing activities which include barter revenue and related expense of $4.5 million, capital contribution and related acquisitions of intangibles of $6.7 million, notes payable and related acquisitions of intangibles of $1.6 million and Series A Preferred Stock Dividends of $8.7 million in the nine months ended September 30, 1997.


9.   Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

10.      Other Events:

         On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. The Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The Aquadilla cable system is contiguous to the Company's existing Puerto Rico cable system and, upon completion of the purchase, the Company intends to consolidate the Aquadilla cable system with its existing cable system. The closing of this acquisition is subject to regulatory and other approvals, as well as customary conditions, and the Company expects this transaction to close by the end of the first quarter of 1999.

         In July 1998, Pegasus commenced operations of TV station WFXU, which simulcasts the signal of WTLH, a TV station owned by the Company which is affiliated with Fox. WFXU is in the Tallahassee, Florida Designated Market Area ("DMA") and is being operated under a local marketing agreement ("LMA").

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.      Other Events (continued):

         As of October 9, 1998, the Company acquired, from an independent DIRECTV provider, the rights to provide DIRECTV programming in certain rural areas of South Dakota and the related assets in exchange for total consideration of approximately $1.1 million, which consisted of $1.1 million in cash and $14,000 in assumed liabilities.

         As of November 9, 1998, the Company acquired from three independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Oklahoma, South Dakota and Texas and the related assets in exchange for total consideration of approximately $12.5 million in cash.

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

General

         The Company is a diversified company operating in growing segments of the media and communications industries: multichannel television and broadcast television. Pegasus Multichannel Television includes DBS and cable businesses. As of September 30, 1998, the Company's DBS operations consisted of providing DIRECTV services to approximately 387,500 subscribers in certain rural areas of thirty-five states in which the Company holds the exclusive right to provide such services. Its cable operations consist of a system in Puerto Rico. The Company sold its New Hampshire cable system effective January 31, 1997. The Company sold its remaining New England cable systems (Connecticut and Massachusetts) effective July 1, 1998. Pegasus Broadcast Television owns and operates six TV stations affiliated with Fox and operates one affiliated with UPN and another affiliated with WB. It has entered into an agreement to operate two additional TV stations, which will be affiliated with WB. One station will commence operations in the fourth quarter of 1998 and the other in the first half of 1999.

         On April 27, 1998, the Company acquired (the "DTS Acquisition") Digital Television Services, Inc. (DTS). Upon completion of the DTS Acquisition, DTS became a wholly owned subsidiary of Pegasus. As of September 30, 1998, DTS' operations consisted of providing DIRECTV services to approximately 163,400 subscribers in certain rural areas of eleven states in which DTS holds the exclusive right to provide such services.

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


Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

         The Company's net revenues increased by approximately $33.6 million or 153% for the three months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased approximately $32.7 million or 220% and Broadcast Television net revenues increased $855,000 or 12%. The net revenues increased as a result of (i) a $34.1 million or 322% increase in DBS revenues of which $2.4 million or 7% was due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $31.7 million or 93% resulted from acquisitions made in 1997 and 1998, (ii) a $1.4 million or 33% decrease in Cable revenues which was the net result of a $180,000 or 7% increase in Puerto Rico same system revenue, due primarily to rate increases and increased subscriber levels, and a $1.6 million reduction due to the sale of the Company's New England cable systems effective July 1, 1998,
(iii) a $852,000 or 12% increase in TV revenues which was the result of a $470,000 or 7% increase in same station revenues due primarily to increases in local advertising sales and a $382,000 increase due to the three new stations launched in August 1997, October 1997 and July 1998, and (iv) a $3,000 increase in Tower rental income.

         The Company's total pre-marketing location operating expenses, as described above (before DBS subscriber acquisition costs), increased by approximately $24.0 million or 167% for the three months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television pre-marketing location operating expenses increased approximately $23.5 million or 248% and Broadcast Television location operating expenses increased $545,000 or 11%. The pre-marketing location operating expenses increased as a result of
(i) a $24.1 million or 333% increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $1.5 million (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $22.7 million increase attributable to territories acquired in 1997 and 1998, (ii) a $644,000 or 29% decrease in Cable operating expenses as the net result of a $162,000 or 11% increase in Puerto Rico same system operating expenses, due primarily to increases in programming costs, and a $806,000 reduction due to the sale of the Company's New England cable systems effective July 1, 1998, (iii) a $548,000 or 11% increase in TV operating expenses as the result of a $175,000 or 4% increase in same station operating expenses and a $373,000 increase attributable to the three new stations launched in August 1997, October 1997 and July 1998, and (iv) a $3,000 reduction in Tower administrative expenses.

         Average monthly programming revenue per DBS subscriber was approximately $41.50, with a contribution margin of approximately 34.7%, for the three months ended September 30, 1998 as compared to approximately $40.49, at a 36.0% margin, during the same period in 1997. The increase in average monthly programming revenue per DBS subscriber resulted primarily from an improved mix of premium package programming subscriptions. The contribution margin decline was primarily attributable to increases in customer service costs, in part due to increased call volume associated with the PrimeTime24 network issue, and other costs associated with the integration of DBS operations in territories acquired in 1998.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $14.1 million or $345 per gross subscriber addition for the three months ended September 30, 1998 as compared to approximately $2.3 million or $262 per gross subscriber addition for the same period in 1997.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by $219,000 or 98% for the three months ended September 30, 1998 as compared to the same period in 1997.

         Corporate expenses increased by $432,000 or 86% for the three months ended September 30, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.


         Depreciation and amortization expense increased by approximately $12.9 million or 176% for the three months ended September 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of twenty-five completed acquisitions during 1997 and twenty-one completed acquisitions in the first three quarters of 1998.

         As a result of these factors, the Company's loss from operations increased by approximately $17.3 million for the three months ended September 30, 1998 as compared to the same period in 1997.

         Interest expense increased by approximately $9.3 million or 217% for the three months ended September 30, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of approximately $6.9 million for the three months ended September 30, 1998 as compared to a net loss of approximately $5.7 million for the same period in 1997. The $1.3 million change was the net result of an increase in the loss from operations of approximately $17.3 million, an increase in interest expense of approximately $9.3 million, an increase in the provision for income taxes of $50,000, a decrease in other expenses of $404,000 and a nonrecurring gain on the sale of the New England cable systems of approximately $24.9 million during the third quarter of 1998.

         The Company's preferred stock dividends, payable by issuing additional shares of Series A Preferred Stock, increased $440,000 for the three months ended September 30, 1998 as compared to the same period in 1997.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

         The Company's net revenues increased by approximately $73.5 million or 128% for the nine months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television net revenues increased approximately $71.7 million or 201% and Broadcast Television net revenues increased approximately $1.8 million or 8%. The net revenues increased as a result of (i) a $72.3 million or 309% increase in DBS revenues of which $6.5 million or 9% was due to the increased number of DBS subscribers in territories owned at the beginning of 1997 and $65.8 million or 91% resulted from acquisitions made in 1997 and 1998,
(ii) a $580,000 or 5% decrease in Cable revenues which was the net result of a $865,000 or 11% increase in Puerto Rico same system revenues, due primarily to rate increases and increased subscriber levels, a $133,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997 and a $1.3 million reduction due to the sale of the Company's remaining New England cable systems effective July 1, 1998, (iii) a $1.8 million or 8% increase in TV revenues which was the result of a $649,000 or 3% increase in same station revenues due primarily to increases in local advertising sales and a $1.1 million increase due to the three new stations launched in August 1997, October 1997 and July 1998, and (iv) a $19,000 increase in Tower rental income.

         The Company's total pre-marketing location operating expenses, as described above (before DBS subscriber acquisition costs), increased by approximately $51.9 million or 140% for the nine months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television pre-marketing location operating expenses increased approximately $50.0 million or 222% and Broadcast Television location operating expenses increased approximately $1.9 million or 13%. The pre-marketing location operating expenses increased as a result of (i) a $50.3 million or 315% increase in operating expenses of the Company's DBS operations due to a same territory increase in programming and other operating costs totaling $3.9 million (resulting from the increased number of DBS subscribers in territories owned at the beginning of 1997) and a $46.4 million increase attributable to territories acquired in 1997 and 1998, (ii) a $282,000 or 4% decrease in Cable operating expenses as the net result of a $553,000 or 13% increase in Puerto Rico same system operating expenses due primarily to increases in programming costs, a $66,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997 and a $769,000 reduction due to the sale of the Company's remaining New England cable systems effective July 1, 1998, (iii) a $1.9 million or 13% increase in TV operating expenses as the result of a $465,000 or 3% increase in same station operating expenses and a $1.4 million increase attributable to the three new stations launched in August 1997, October 1997 and July 1998, and (iv) a $6,000 reduction in Tower administrative expenses.

         Average monthly programming revenue per DBS subscriber was approximately $41.75, with a contribution margin of approximately 35.5%, for the nine months ended September 30, 1998 as compared to approximately $40.75, at a 36.3% margin, during the same period in 1997. The increase in average monthly programming revenue per DBS subscriber resulted primarily from an improved mix of premium package programming subscriptions. The contribution margin decline was primarily attributable to increases in customer service costs, in part due to increased call volume associated with the PrimeTime24 network issue, and other costs associated with the integration of DBS operations in territories acquired in 1997 and 1998.

         DBS subscriber acquisition costs, which consist of regional sales costs, advertising and promotion, and commissions and subsidies, totaled approximately $25.0 million or $313 per gross subscriber addition for the nine months ended September 30, 1998 as compared to approximately $6.0 million or $304 per gross subscriber addition for the same period in 1997.

         Incentive compensation, which is calculated from increases in pro forma Location Cash Flow, increased by $728,000 or 98% for the nine months ended September 30, 1998 as compared to the same period in 1997.

         Corporate expenses increased by approximately $1.0 million or 72% for the nine months ended September 30, 1998 as compared to the same period in 1997 primarily due to increased staffing as a result of internal and acquisition related growth, enhanced public relations activities and additional public reporting requirements for the Company.

         Depreciation and amortization expense increased by approximately $28.6 million or 158% for the nine months ended September 30, 1998 as compared to the same period in 1997 as the Company increased its fixed and intangible asset base as a result of twenty-five completed acquisitions during 1997 and twenty-one completed acquisitions in the first three quarters of 1998.

         As a result of these factors, the Company's loss from operations increased by approximately $32.0 million for the nine months ended September 30, 1998 as compared to the same period in 1997.

         Interest expense increased by approximately $19.6 million or 190% for the nine months ended September 30, 1998 as compared to the same period in 1997 as a result of an increase in debt associated with the Company's acquisitions.

         The Company reported a net loss of approximately $38.6 million for the nine months ended September 30, 1998 as compared to a net loss of approximately $7.3 million for the same period in 1997. The $31.2 million change was the net result of an increase in the loss from operations of approximately $32.0 million, an increase in interest expense of approximately $19.6 million, an increase in the provision for income taxes of $125,000, an increase in other expenses of $15,000, a nonrecurring gain on the sale of the New Hampshire cable system of approximately $4.5 million during the first quarter of 1997 and a nonrecurring gain on the sale of the Company's remaining New England cable systems of $24.9 million during the third quarter of 1998.

         The Company's preferred stock dividends, payable by issuing additional shares of Series A Preferred Stock, increased approximately $2.3 million for the nine months ended September 30, 1998 as compared to the same period in 1997.

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

         Pre-Marketing Location Cash Flow increased by approximately $9.5 million or 126% for the three months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television Pre-Marketing Location Cash Flow increased approximately $9.2 million or 171% and Broadcast Television Location Cash Flow increased $310,000 or 14%. Pre-Marketing Location Cash Flow increased as a result of (i) a $10.0 million or 299% increase in DBS Pre-Marketing Location Cash Flow of which $947,000 or 9% was due to an increase in same territory Pre-Marketing Location Cash Flow and $9.1 million or 91% was attributable to territories acquired in 1997 and 1998, (ii) a $775,000 or 38% decrease in Cable Location Cash Flow which was the net result of a $18,000 or 1% increase in Puerto Rico same system Location Cash Flow and a $793,000 reduction due to the sale of the Company's New England cable systems effective July 1, 1998, (iii) a $304,000 or 14% increase in TV Location Cash Flow as a result of a $295,000 or 13% increase in same station Location Cash Flow and a $9,000 increase attributable to the three new stations launched in August 1997, October 1997 and July 1998, and (iv) a $6,000 increase in Tower Location Cash Flow.

         Pre-Marketing Location Cash Flow increased by approximately $21.6 million or 106% for the nine months ended September 30, 1998 as compared to the same period in 1997. Multichannel Television Pre-Marketing Location Cash Flow increased approximately $21.7 million or 165% and Broadcast Television Location Cash Flow decreased $94,000 or 1%. Pre-Marketing Location Cash Flow increased as a result of (i) a $22.0 million or 298% increase in DBS Pre-Marketing Location Cash Flow of which $2.6 million or 12% was due to an increase in same territory Pre-Marketing Location Cash Flow and $19.4 million or 88% was attributable to territories acquired in 1997 and 1998, (ii) a $298,000 or 5% decrease in Cable Location Cash Flow which was the net result of a $312,000 or 9% increase in Puerto Rico same system Location Cash Flow, a $67,000 reduction due to the sale of the Company's New Hampshire cable system effective January 31, 1997 and a $543,000 reduction due to the sale of the Company's remaining New England cable systems effective July 1, 1998, (iii) a $119,000 or 2% decrease in TV Location Cash Flow as the net result of a $184,000 or 3% increase in same station Location Cash Flow and a $303,000 decrease attributable to the three new stations launched in August 1997, October 1997 and July 1998, and (iv) a $25,000 increase in Tower Location Cash Flow.

         During the nine months ended September 30, 1998, $44.0 million of cash on hand, together with $30.1 million of proceeds from the sale of the Company's remaining New England cable systems, $3.3 million of cash acquired from acquisitions and $84.7 million of net cash provided by the Company's financing activities, was used to fund operating activities of approximately $15.5 million and other investing activities of $107.6 million. Investing activities, net of cash acquired from acquisitions and proceeds from the sale of the New England cable systems, consisted of (i) the acquisition of DBS assets from three independent DIRECTV providers during the first quarter of 1998 for approximately $7.8 million, (ii) the acquisition of DBS assets from nine independent DIRECTV providers during the second quarter of 1998 for approximately $34.5 million,
(iii) the acquisition of DBS assets from eight independent DIRECTV providers during the third quarter of 1998 for approximately $47.6 million, (iv) broadcast television transmitter, tower and facility upgrades totaling approximately $3.2 million, (v) payments of programming rights amounting to $1.6 million, (vi) capitalized costs relating to the DTS Acquisition of $4.3 million, and (vii) maintenance and other capital expenditures and intangibles totaling approximately $8.7 million. Financing activities consisted of (i) the repayment of approximately $5.9 million of long-term debt and capital leases, (ii) net borrowings on bank credit facilities totaling $81.3 million, and (iii) net restricted cash draws of approximately $9.3 million for interest payments. As of September 30, 1998, the Company's cash on hand approximated $39.1 million.

         As defined in the Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights thereof (the "Certificate of Designation") governing the Series A Preferred Stock and the indenture governing the Senior Notes (the "Senior Notes Indenture"), the Company is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries on a consolidated basis, where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries, less DBS Cash Flow (Satellite Segment Operating Cash
Flow) for the most recent four-quarter period, plus DBS Cash Flow for the most recent quarterly period multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, the Company believes that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within the Company's business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Pro forma for the twenty completed DBS acquisitions occurring in the first three quarters of 1998 and the disposition of the New England cable systems, as if such acquisitions/disposition had occurred as of the beginning of the period, Adjusted Operating Cash Flow for Pegasus and its Restricted Subsidiaries would have been approximately $42.1 million, as follows:

                                                                             Four Quarters
                                                                                 Ended
                                 (in thousands)                            September 30, 1998
                                                                           ------------------

          Revenues                                                                 $160,050

          Direct operating expenses, excluding depreciation,
                amortization and other non-cash charges                             114,703
                                                                              -------------

          Income from operations before incentive compensation,
              corporate expenses, depreciation, amortization and other
              non-cash charges                                                       45,347

          Corporate expenses                                                          3,265
                                                                              -------------

          Adjusted operating cash flow                                             $ 42,082
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

Capital Expenditures

         The Company's capital expenditures aggregated $9.9 million in 1997. The Company expects recurring renewal and refurbishment capital expenditures to total approximately $2.0 million per year. In addition to these maintenance capital expenditures, the Company's 1998 capital projects include (i) DBS facility upgrades of approximately $1.0 million and (ii) approximately $4.5 million of TV expenditures for broadcast television transmitter, tower and facility constructions and upgrades. The Company commenced the programming of three new TV stations, WPME in August 1997, WGFL in October 1997 and WFXU in July 1998 and its plans are to commence programming of two additional stations - one in the fourth quarter of 1998 and the other in the first half of 1999. There can be no assurance that the Company's capital expenditure plans will not change in the future.

         Effective October 1, 1997, the Company no longer requires new DBS customers to sign a one-year programming contract and, as a result, subscriber acquisition costs, which were being capitalized through September 30, 1997 and amortized over a twelve-month period, will be charged to operations in the period incurred. The Company's policy is to capitalize subscriber acquisition costs directly related to new subscribers who sign a programming contract, such as commissions and equipment subsidies. These costs are amortized over the life of the contract. The Company expenses its subscriber acquisition costs when no new contract is obtained. The Company currently does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period incurred.

Other

         The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the Year 2000 approaches and is reached. These problems generally arise from the fact that most computer hardware and software have historically used only two digits to identify the year in a date, often resulting in the computer failing to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from additional sources, such as the use of special codes and conventions in software utilizing the date field.

         The Company has reviewed all of its systems as to the Year 2000 issue. The Company's primary focus has been on its own internal systems. The Company has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of its TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems will be in place by the end of 1998. However, if any necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the Year 2000 issue may take longer for the Company to address and may have a material impact on the Company's financial condition and its results of operations.

         The Company relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the NRTC and their respective vendors. The Company has established a policy to ensure that these vendors are currently in compliance with the Year 2000 issue or have a plan in place to be in compliance with the Year 2000 issue by the first quarter of 1999. In addition, the Company has had initial communications with certain of its other significant suppliers, distributors, financial institutions, lessors and parties with which it conducts business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's systems may be affected by the failure of others to remediate their own Year 2000 issues. To date, however, the Company has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the Year 2000 issue. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and its results of operations.

         Because the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not yet completed the development of a comprehensive Year 2000-specific contingency plan. However, as part of its Year 2000 contingency planning effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. If the Company determines that its business or a segment thereof is at material risk of disruption due to the Year 2000 issue or anticipates that its Year 2000 conversion will not be completed in a timely fashion, the Company will work to enhance its contingency plan. Costs to date relating to the Year 2000 issue amounted to approximately $150,000.00. Costs to be incurred beyond September 30, 1998 relating to the Year 2000 issue are expected to be approximately $200,000.

         On April 27, 1998, the Company acquired DTS for total consideration of approximately $345.2 million, which consisted of approximately 5.5 million shares of the Company's Class A Common Stock (amounting to $119.4 million at a price of $21.71 per share), approximately $158.9 million of net liabilities and approximately $66.9 million of a deferred tax liability. Upon completion of the DTS Aquisition, DTS became a wholly owned subsidiary of Pegasus. As of September 30, 1998, DTS' operations consisted of providing DIRECTV services to approximately 163,400 subscribers in certain rural areas of eleven states in which DTS holds the exclusive right to provide such services.


         Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England, LLC for approximately $30.1 million in cash. The Company recognized a nonrecurring gain of approximately $24.9 million in the third quarter of 1998 relating to this transaction.

         On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42 million in cash. The Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The closing of the acquisition is subject to regulatory and other approvals, as well as customary conditions, and the Company expects this transaction to close by the end of the first quarter of 1999.

         On September 22, 1998, service to Pegasus' cable subscribers was interrupted by Hurricane Georges which struck the island of Puerto Rico. The Company suffered modest damage to its cable headend and approximately 3% of its 780 miles of cable plant. The Company estimates that it will incur approximately $300,000 in capital expenditures related to hurricane damage. Repairs will be substantially completed by December 1, 1998. Hurricane Georges had a negligible impact on Pegasus' third quarter 1998 operating results and the Company anticipates approximately a 2% reduction in pre-marketing cash flow for the quarter ending December 31, 1998, primarily as a result of lost subscribers.

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

         The Company believes that inflation has not been a material factor affecting the Company's business. In general, the Company's revenues and expenses are impacted to the same extent by inflation. A majority of the Company's indebtedness bears interest at a fixed rate.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement table that is displayed with the same prominence as other financial statements. SFAS 131 requires that all public business enterprises report information about operating segments, as well as specific revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. These new standards, which are effective for the fiscal year ending December 31, 1998, will not have a significant impact on the Company.

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

         Not Applicable
                                       23

Part II. Other Information




Item 2: Changes in Securities and Use of Proceeds

         As of August 10, 1998, Pegasus issued warrants to purchase 7,500 shares of its Class A Common Stock as partial consideration for the acquisition of DIRECTV rights and related assets from an independent provider of DIRECTV in certain rural areas of Oregon. The warrants are exercisable on or before August 20, 2002 at a price of $21.86042 per share, subject to certain adjustments. In issuing the warrants, Pegasus relied upon exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.



Item 5: Other Information

         New England Cable Sale. Effective July 1, 1998, Pegasus sold substantially all of the assets of its remaining New England cable systems to Avalon Cable of New England, LLC for approximately $30.1 million in cash. Pegasus recognized a nonrecurring gain of approximately $24.9 million in the third quarter of 1998 relating to this sale.


Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

    27.1   Financial Data Schedule.


(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Pegasus Communications Corporation



Date  November 13, 1998      By /s/ Robert N. Verdecchio
                                -------------------------------------
                                 Robert N. Verdecchio
                                 Senior Vice President, Chief Financial Officer, Assistant Secretary and Director
                                 (Principal Financial and Accounting Officer)