Form 10-K
period 1998-12-31
PEGASUS COMMUNICATIONS CORP
filed 1999-03-10
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1998
                                                         -----------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the transition period from__________ to __________
                         Commission File Number 0-21389
                                                -------

                             PEGASUS COMMUNICATIONS
                             ----------------------
                                  CORPORATION
                                  -----------
             (Exact name of registrant as specified in its charter)

            Delaware                                           51-0374669
            --------                                           ----------
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

       Registrant's telephone number, including area code: (888) 438-7488
                                                            -------------
           Securities registered pursuant to section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                               Title of each class
                               -------------------
                     Common Stock, Class A; $0.01 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock (Class A Common Stock) held by non-affiliates of the Registrant as of the close of business on March 1, 1999 was approximately $206,980,808 based on the average bid and asked prices of the Class A Common Stock on such date on the Nasdaq National Market. (Reference is made to the paragraph captioned "Calculation of Aggregate Market Value of Nonaffiliate Shares" of "Part II, Item 5 herein for a statement of assumptions upon which this calculation is based.)

         Number of shares of each class of the registrant's common stock outstanding as of March 1, 1999:

          Class A, Common Stock, $0.01 par value        11,315,809
          Class B, Common Stock, $0.01 par value         4,581,900

                                                                                               Page
                                                                                               ----
                                                     PART I
Item 1.         Business                                                                          3
Item 2.         Properties                                                                       27
Item 3.         Legal Proceedings                                                                27
Item 4.         Submission of Matters to a Vote of Security Holders                              27

                                                     PART II
Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters        28
Item 6.         Selected Financial Data                                                          29
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                       31
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                       43
Item 8.         Financial Statements and Supplementary Data                                      43
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure                                                                       43

                                                    PART III
Item 10.        Directors and Executive Officers of the Registrant                               43
Item 11.        Executive Compensation                                                           46
Item 12.        Security Ownership of Certain Beneficial Owners and Management                   51
Item 13.        Certain Relationships and Related Transactions                                   53

                                                     PART IV
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 57

                                     PART I


         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the Year 2000); the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report.

         The information is this Report assumes the completion of certain pending acquisitions described in "Item 1: Business -- Recent and Pending Transactions."

ITEM 1: BUSINESS

General

     Pegasus Communications Corporation is:

         o The largest independent provider of DIRECTV(R) with 464,000 subscribers at January 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to over 4.8 million rural households in 36 states. We distribute DIRECTV through the Pegasus retail network, a network of approximately 2,000 independent retailers.

         o The owner or programmer of nine TV stations affiliated with either Fox, UPN or the WB network and the owner of a large cable system in Puerto Rico serving approximately 50,000 subscribers.

         o One of the fastest growing media companies in the United States. We have increased our revenues at a compound growth rate of 100% per annum since our inception in 1991.


Direct Broadcast Satellite Television

         The introduction of direct broadcast satellite, or DBS, receivers is widely regarded as the most successful introduction of a consumer electronics product in U.S. history, surpassing the rollout of color televisions, videocassette recorders and compact disc players. According to a recent Paul Kagan study, in 1998 DBS was the fastest growing multichannel television service in the country, capturing almost two out of every three new subscribers to those services. There are currently three nationally branded DBS programming services:
DIRECTV, Primestar and EchoStar. At January 31, 1999, there were 8.9 million DBS subscribers in the United States:

         o 4.6 million DIRECTV subscribers, including approximately 3.6 million subscribers served by DIRECTV itself, 464,000 subscribers served by Pegasus and 500,000 subscribers served by the approximately 100 other DIRECTV rural affiliates.

         o        2.3 million Primestar subscribers.

         o        2.0 million EchoStar subscribers.

         All three DBS programming services are digital satellite services, and therefore require that a subscriber install a satellite receiving antenna or dish and a digital receiver. DIRECTV and EchoStar require a satellite dish of approximately 18 inches in diameter that may be installed by the consumer without professional assistance. Primestar requires a dish of approximately 36 inches in diameter that generally must be professionally installed. The market shares of DIRECTV, Primestar and EchoStar among all DBS subscribers nationally are currently 51%, 26% and 23%, respectively. The Carmel Group has estimated that the number of DBS subscribers will grow to 21.1 million by 2003. As described below under "-- Recent DBS Developments," DIRECTV has announced an agreement to acquire Primestar's business.

DIRECTV

         DIRECTV is a service of Hughes Electronics, a subsidiary of General Motors Corporation. After completing its announced acquisition of United States Satellite Broadcasting, Inc. and Primestar described below, DIRECTV will offer in excess of 370 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via three high-power Ku band satellites and has announced its intention to launch a fourth Ku band satellite in the third quarter of this year. We believe that DIRECTV's extensive line-up of cable networks, pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV services in the future. DIRECTV added
1.2 million new subscribers in 1998, which was a greater increase than any other DBS service and accounted for approximately 48% of all new DBS subscribers in that year.

DIRECTV Rural Affiliates

         Prior to the launch of DIRECTV's programming service, Hughes Electronics (which was succeeded by its subsidiary DIRECTV) entered into an agreement with the National Rural Telecommunications Cooperative, or NRTC, authorizing the NRTC to offer its members and associates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The NRTC is a cooperative organization whose members and associates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 NRTC members and associates acquired such exclusive rights, thereby becoming DIRECTV rural affiliates. The DIRECTV exclusive territories acquired by DIRECTV's rural affiliates include approximately 9.0 million rural households. Pegasus was the largest of the original DIRECTV rural affiliates, acquiring a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. Since 1996 we have increased our DIRECTV exclusive territories to more than 4.8 million homes through the completed or pending acquisitions of 81 other DIRECTV rural affiliates, including the acquisition of Digital Television Services, Inc., with which we merged in 1998.

Pegasus Rural Focus and Strategy

         We believe that DBS and other digital satellite services will achieve disproportionately greater consumer acceptance in rural areas than in metropolitan areas. DBS services have already achieved a penetration of more than 17% in rural areas of the United States, as compared to approximately 5% in metropolitan areas.

         Our long-term goal is to become an integrated provider of DBS and other digital satellite services for the 76.0 million people, 30.0 million homes and
3.0 million businesses located in rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:

         o Continue to Grow Our Rural Subscriber Base by Aggressively Marketing DIRECTV: Pegasus currently serves in excess of 464,000 DIRECTV subscribers, which represents a penetration of approximately 10%. We estimate that we have a 55% share of all DBS subscribers in our DIRECTV exclusive territories and that the remaining DBS subscribers are shared approximately equally between Primestar and EchoStar. Our rate of growth has accelerated as we have increased our scale and expanded the Pegasus network of independent retailers.

         o Continue to Acquire Other DIRECTV Rural Affiliates: We currently own approximately 55% of the DIRECTV exclusive territories held by DIRECTV's rural affiliates. We have had an excellent track record of acquiring DIRECTV rural affiliates and believe that we have a competitive advantage in acquiring additional DIRECTV rural affiliates. We base this belief on our position as the largest DIRECTV rural affiliate, our access to the capital markets and our strong reputation in the DBS industry. We will continue to pursue our strategy of acquiring other DIRECTV rural affiliates.

         o Continue to Develop the Pegasus Retail Network: We have established the Pegasus network of independent retailers in order to distribute DIRECTV in our DIRECTV exclusive territories. Our consolidation of DIRECTV's rural affiliates has enabled us to expand the Pegasus retail network to 2,000 independent retailers in 36 states. We believe that the Pegasus retail network is one of the few sales and distribution channels for digital satellite services with broad and effective reach in rural areas of the U.S. We intend to further expand the Pegasus retail network in order to increase the penetration of DIRECTV in rural areas and to enable us to distribute additional digital satellite services that will complement our distribution of DIRECTV.

         o Generate Future Growth By Bundling Additional Digital Satellite Services with DIRECTV: We believe that new digital satellite services, such as digital audio services, broadband multimedia services and mobile satellite services, will be introduced to consumers and businesses in the next five years. These services, like DBS, should achieve disproportionate success in rural areas. However, because there are limited sales and distribution channels in rural areas, new digital satellite service providers will confront the same difficulties that DBS service providers have encountered in establishing broad distribution in rural areas, as compared to metropolitan areas. We believe that the Pegasus retail network will enable us to establish relationships with digital satellite service providers that will position us to capitalize on these new opportunities.

Satellite Services in Rural Areas

         Rural areas include approximately 85% of the total landmass of the continental United States and have an average home density of less than 12 homes per square mile. Because the cost of reaching a household by a cable or other wireline distribution system is generally inversely proportional to home density and the cost of providing satellite service is not, satellite services have strong cost advantages over cable in rural areas.

         There are approximately 76.0 million people, 30.0 million households and 3.0 million businesses located in rural areas of the United States. Annual household income in rural areas totaled over $1.1 trillion in 1997, an average of approximately $38,000 per household. Rural areas therefore represent a large and attractive market for DBS and other digital satellite services. Approximately

65% of all U.S. DBS subscribers reside in rural areas. It is likely that future digital satellite services, such as soon to be launched digital audio services and satellite broadband multimedia services, will also achieve disproportionate success in rural areas as compared to metropolitan areas.

         It is difficult, however, for satellite and other service providers to establish sales and distribution channels in rural areas. In contrast to metropolitan areas, where there are many strong national retail chains, few national retailers have a presence in rural areas. Most retailers in rural areas are independently owned and have only one or two store locations. For these reasons, satellite providers seeking to establish broad and effective rural distribution have limited alternatives:

         o They may seek to distribute their services through one of the few national retailers, such as Radio Shack or Wal-Mart, that have a strong retail presence in rural areas.

         o They may seek to establish direct sales channels in rural areas, as Primestar initially sought to do through its cable partners.

         o They may seek to distribute through national networks of independent retailers serving rural areas, such as have been established by EchoStar and by Pegasus.

Consolidation of DIRECTV Rural Affiliates

         When DIRECTV was launched in 1994, small DIRECTV rural affiliates held approximately 95% of the DIRECTV rural affiliate exclusive territories. In 1996, Pegasus first acquired another DIRECTV rural affiliate, thereby beginning a process of consolidation that has significantly changed the composition of DIRECTV's rural affiliates. Since 1996, Pegasus, its subsidiary, Digital Television Services, Inc., or Golden Sky Systems has acquired approximately 150 DIRECTV rural affiliates. Today, Pegasus represents 55% of the DIRECTV exclusive territories held by DIRECTV's rural affiliates, Golden Sky holds 19%, and the approximately 100 remaining rural affiliates total 26%. Pegasus believes that consolidation among DIRECTV's rural affiliates will continue.

         Upon completion of our pending acquisitions, we will distribute DIRECTV in the following DIRECTV exclusive territories:

   Exclusive                                               Homes
    DIRECTV            Total Homes   Homes Not Passed     Passed          Total
   Territory           in Territory     by Cable          by Cable     Subscribers   Penetration
   ---------           ------------     --------          --------     -----------   -----------
   Northeast             751,745        182,245           569,500         65,189        8.7%
   Central             1,163,510        287,306           876,204        105,523        9.1%
   Southeast             993,379        343,805           649,574         99,476       10.0%
   Midwest               612,579        183,098           429,481         65,930       10.8%
   Central Plains        375,410         73,516           301,894         29,174        7.8%
   Texas                 465,835        150,987           314,848         50,448       10.8%
   Southwest             322,438         57,028           265,410         32,442       10.1%
   Northwest             143,754         56,726            87,028         15,487       10.8%
      Total            4,828,650      1,334,711         3,493,939        463,669        9.6%

--------------------------------------------------------------------------------------------

Total homes in territory, homes not passed by cable, and homes passed by cable are based on estimates of primary residences by Claritas, Inc.

The Pegasus Retail Network

         The Pegasus retail network is a network of 2,000 independent satellite, consumer electronics and other retailers serving rural areas. We began the development of the Pegasus retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 36 states as a result of our acquisitions of

DIRECTV rural affiliates since 1996. Today, the Pegasus retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We believe that the national reach of the Pegasus retail network has positioned us to:

         o Improve the penetration of DIRECTV in DIRECTV exclusive territories that we now own or that we may acquire from other DIRECTV rural affiliates.

         o Assist DIRECTV in improving DIRECTV's DBS market share in rural areas outside of the DIRECTV exclusive territories held by DIRECTV rural affiliates.

         o Offer providers of new digital satellite services (such as the soon to be launched digital audio and broadband multimedia satellite services) an effective and convenient means for reaching the approximately 30% of America's population that live and work in rural areas.

Recent DBS Developments

         Three important events have occurred recently in the DBS industry.

         DIRECTV/Hughes Acquisition of United States Satellite Broadcasting Company, Inc. In December 1998, Hughes Electronics, the parent company of DIRECTV, announced that it had reached an agreement with United States Satellite Broadcasting Company, Inc. to acquire its business and assets for approximately $1.3 billion in cash and stock. The transaction will enable DIRECTV to add such premium networks as multichannel HBO, Cinemax and Showtime. We expect these added offerings to increase DIRECTV's appeal to consumers and drive subscriber growth. DIRECTV and United States Satellite Broadcasting Company have said that they expect the transaction to close in the first half of this year. It is subject to review and approval by the FCC and other conditions. We are still evaluating the impact of this transaction on our business.

         DIRECTV/ Hughes Acquisition of Primestar. In January 1999, Hughes announced that it reached agreement with Primestar to acquire Primestar's DBS business and rights to acquire certain other DBS satellite assets in two transactions valued at approximately $1.8 billion. DIRECTV has stated that it intends to operate Primestar's business for approximately two years, during which time it will attempt to transition Primestar's approximately 2.3 million subscribers to the DIRECTV service. DIRECTV has also said it expects that its acquisition of the other Primestar DBS assets along with its pending acquisition of assets of United States Satellite Broadcasting will enable DIRECTV to offer more than 370 entertainment channels, almost twice its current channel capacity. If the Primestar and United States Satellite Broadcasting transactions are consummated, we expect that DIRECTV and EchoStar will be the only distributors of DBS services. The Primestar transactions are subject to approval of the FCC and other conditions. We estimate that there are between 200,000 and 250,000 Primestar subscribers in our DIRECTV exclusive territories. Our estimate is based on DIRECTV's estimate of the proportion of Primestar subscribers in the exclusive territories of DIRECTV rural affiliates and our proportionate ownership of those territories. We are targeting Primestar customers in our territories with promotions that we hope will encourage them to convert to DIRECTV. EchoStar is doing the same thing. It is not possible to predict with certainty how well these efforts will succeed. We are continuing to evaluate the effects of the Primestar transactions on our business.

         EchoStar-News Corporation-MCI Agreement. In November 1998, EchoStar, News Corporation, MCI WorldCom Inc. and certain other parties reached an agreement for the transfer to EchoStar of a license to operate a DBS business at the 110(Degree) west longitude orbital location and certain other DBS assets in exchange for shares of EchoStar. EchoStar already operates a DBS business at the 119(Degree) west longitude orbital location. The agreement with News Corporation and MCI has been approved by the Department of Justice and is pending approval of the FCC. EchoStar plans to launch satellites for operation at the 110(Degree) west longitude orbital slot in 1999. While we believe that this transaction, if completed, will help increase the overall competitive position of DBS relative to cable, it could also increase EchoStar's competitive position relative to DIRECTV. See "--Competition."

Broadcast Television

         Our operating strategy in broadcast television is focused on:

         o developing strong local sales forces and sales management to maximize the value of our stations' inventory of advertising spots,

         o improving the stations' programming, promotion and technical facilities in order to maximize their ratings in a cost-effective manner, and

         o maintaining strict control over operating costs while motivating employees through the use of incentive plans, which reward our employees in proportion to annual increases in location cash flow.

         We have purchased or launched TV stations affiliated with the "emerging networks" of Fox, the WB and UPN, because, while affiliates of these networks generally have lower revenue shares than stations affiliated with ABC, CBS and NBC, we believe that they will experience growing audience ratings and therefore afford us greater opportunities for increasing their revenue share. We are pursuing expansion in our existing markets through local marketing agreements, or LMAs, because they provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the FCC is considering proposals which, if adopted, could prohibit us from expanding in our existing markets through LMAs and require us to modify or terminate our existing agreements. We have entered into LMAs to program one station as an affiliate of Fox, two stations as affiliates of the WB network and one station as an affiliate of UPN. We plan to enter into an additional LMA in 2000, if permitted by the FCC.

         The following table sets forth general information for each of Pegasus' stations.

                      Acquisition        Station                                        Number of TV
       Station            Date         Affiliation        Market Area      DMA (1)     Households (2)
       -------            ----         -----------        -----------      -------     --------------
  WDBD-40               May 1993           Fox            Jackson, MS         91          298,000

  WDSI-61               May 1993           Fox          Chattanooga, TN       82          332,000

  WGFL-53 (3)              (3)              WB          Gainesville, FL      167          101,000

  WOLF-56/

  WILF-53 (4)           May 1993           Fox          Northeastern PA       47          566,000

  WSWB-38 (4)              (4)              WB          Northeastern PA       47          566,000

  WPXT-51             January 1996         Fox           Portland, ME         79          353,000

  WPME-35 (5)              (5)             UPN           Portland, ME         79          353,000

  WTLH-49/
  WFXU (6)             March 1996          Fox          Tallahassee, FL      116          221,000

---------------
(1) There are 211 designated market areas or DMAs in the United States with each county in the continental United States assigned uniquely to one DMA. Ranking of DMAs is based upon Nielsen estimates of the number of television households.

(2) Represents total homes in a DMA for each television station as estimated by Broadcast Investment Analysts ("BIA").

(3) Pegasus began programming WGFL in October 1997 pursuant to an LMA as an affiliate of the WB network.

(4) WILF and WWLF until November 1998 had simulcast the programming of WOLF. In November 1998, the station then known as WOLF (Channel 38) was sold to KB Prime Media LLC. That station has changed its call letters to WSWB, and is now programmed by Pegasus pursuant to an LMA as an affiliate of the WB network. The station formerly know as WWLF changed its call letters to WOLF, and simulcasts Fox programming on WILF. See Item 13: Certain Relationships and Related Transactions - Relationship with KB Prime Media and Affiliated Entities.

(5) Pegasus began programming WPME in August 1997 pursuant to an LMA as an affiliate of UPN.

(6) Pegasus programs WFXU pursuant to an LMA. WFXU has simulcast the programming of WTLH since July 1998. See Item 13: Certain Relationships and Related Transactions - Relationship with KB Prime Media and Affiliated Entities.

Cable Television

         We own and operate a cable system serving areas of western and southwestern Puerto Rico, and are acquiring a contiguous system serving areas of northwestern Puerto Rico. Our Puerto Rico cable system serves franchised areas of approximately 111,000 households consisting of the port city of Mayaguez and ten contiguous communities, eight of which are currently served by our Puerto Rico cable system, and serves approximately 30,000 subscribers. After completion of our acquisition of the Aguadilla cable system, our Puerto Rico cable system will hold franchises for communities representing almost 20% of Puerto Rico, will pass in excess of 170,000 homes and will serve approximately 50,000 subscribers.

         Other cable operators serving Puerto Rico include Century Communications serving San Juan and surrounding areas, TCI International (recently merged with Liberty Communications, a subsidiary of TCI) serving eastern and northern Puerto Rico, and an independent system serving Ponce. Century has recently announced that it is considering "strategic alternatives," including a possible sale of its assets. We believe that it is possible that other strategic transactions may soon occur involving other cable operators in Puerto Rico or that consolidation may occur among some or all of Puerto Rico's cable operators.

         We believe that significant opportunities for growth in revenues and location cash flow exist in Puerto Rico from the delivery of traditional cable services. Cable penetration in Puerto Rico averages 34% (versus a U.S. average of 65% to 70%). We believe that this low penetration is due principally to the limited amount of Spanish language programming offered on Puerto Rico's cable systems. In contrast, Spanish language programming represents virtually all of the programming offered by television stations in Puerto Rico. We believe that cable penetration in our Puerto Rico cable systems will increase over the next five years by the addition of Spanish language networks, locally originated programming and Internet access and other broadband and telecommunications services.

Recent and Pending Transactions

Completed Transactions

         Completed DBS Acquisitions. From January 1, 1998 to February 9, 1999, Pegasus made 32 acquisitions from independent DIRECTV providers (the "Completed DBS Acquisitions"). These territories include in the aggregate approximately 2.9 million television households (including approximately 152,000 seasonal residences and 294,000 business locations) and approximately 273,000 subscribers. We paid $518.6 million for all of these acquisitions. In buying these territories, we have used a combination of cash, promissory notes, shares of our Class A Common Stock, and options and warrants to purchase our Class A Common Stock and/or assumed liabilities. One of the Completed DBS Acquisitions was our acquisition of Digital Television Services, Inc., or DTS, on April 27, 1998. Pursuant to a merger agreement, DTS became one of our wholly-owned subsidiaries. We acquired DTS in exchange for total consideration of approximately $363.9 million, which consisted of approximately 5.5 million shares of our Class A Common Stock (which had a value of $118.8 million), options and warrants to purchase a total of 224,038 shares of our Class A Common Stock (amounting to $3.3 million at the time of issuance), approximately $158.9 million in assumed net liabilities and approximately $82.9 million of a deferred tax liability. Our acquisition of DTS gave us the right to provide DIRECTV services in 11 states.

         New England Cable Sale. Effective July 1, 1998, we sold all of our New England cable systems to Avalon Cable of New England, LLC for $30.1 million in cash. We recognized a gain of approximately $24.7 million on this sale.

         Note Offering. On November 30, 1998, we issued $100.0 million of our 9 3/4% Senior Notes due 2006. Of the $96.8 million we had left after paying the initial purchasers' discount, fees and expenses, we applied $64.0 million to pay down indebtedness under the Pegasus Media & Communications credit facility and $32.8 million to the cash portion of certain completed DBS acquisitions.

Pending Transactions

         Pending DBS Acquisitions. As of February 9, 1999, we have entered into letters of intent or definitive agreements to acquire DIRECTV distribution rights in rural areas of Colorado, Indiana, Minnesota, and Ohio. These territories include approximately 115,000 television households (including approximately 5,800 seasonal residences and 11,600 business locations), and approximately 9,400 subscribers. In the aggregate, the consideration for the pending DBS acquisitions is $14.4 million in cash and $3.1 million in promissory notes and assumed liabilities. The closings of these acquisitions are subject to the negotiation of definitive agreements, third party approvals and other customary conditions. We cannot assure you that these conditions will be satisfied.

         Pending Cable Acquisition. We have entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.0 million in cash. As of December 31, 1998, the Aguadilla cable system served approximately 21,500 subscribers and passed approximately 81,300 of the 83,300 homes in the franchise area. The Aguadilla cable system is contiguous to our existing Puerto Rico cable system and, upon completion of the purchase, we intend to consolidate the Aguadilla cable system with our existing cable system. The closing of this acquisition is subject to third party approvals and other customary conditions. One of these conditions is that the Puerto Rico franchising authority will not impose greater burdens on us than it imposes on the present owner. We expect we will have to negotiate terms with the Puerto Rico authority. While we believe we will reach a satisfactory agreement, we cannot be sure. If we do, and the other conditions are met, we expect to close the acquisition in the first quarter of 1999.

         Equity Offering. In January 1999, we filed a registration statement with the Securities and Exchange Commission to offer 3,000,000 shares of our Class A Common Stock and 1,714,200 shares of Class A Common Stock held by certain existing stockholders for sale. We expect to complete the offering in March 1999. If the offering is completed, we plan to use the proceeds for acquisitions, capital expenditures and general corporate purposes. We will receive no proceeds from the sale of Class A Common Stock by our existing stockholders. After the offering is completed, we will have approximately 14.3 million shares of Class A Common Stock outstanding. We have granted the underwriters of our offering an option to purchase up to an additional 707,130 shares to cover over-allotments, if any.

Competition

         Our DBS business faces competition from other current or potential multichannel programming distributors, including other DBS operators, direct-to-home or DTH providers, cable operators, wireless cable operators, internet and local and long-distance telephone companies, which may be able to offer more competitive packages or pricing than we or DIRECTV can provide. In addition, the DBS industry is still evolving and recent or future competitive developments could adversely affect us. For example, on November 30, 1998, EchoStar, which competes with us in the sale of DBS programming, announced that it had entered into an agreement with News Corporation and MCI providing for the transfer to EchoStar of the license to operate a high-powered DBS business at the 110(Degree) west longitude orbital location consisting of 28 frequencies and the sale of two satellites that are currently under construction. This could adversely affect us in several ways. First,

EchoStar could develop greater channel capacity than DIRECTV and offer more and a wider selection of programming than offered by DIRECTV. Second, DBS is limited by the copyright laws from retransmitting television signals to local markets, and EchoStar has been at the forefront of a legislative effort to change the laws in order to permit EchoStar and other DBS providers to deliver local network signals. The additional frequencies being acquired by EchoStar could provide it with enough capacity to retransmit local signals in larger television markets if the law is changed. DIRECTV does not have this capacity.

         Our TV stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with DBS operators, cable operators and other advertising media. DBS and cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations' markets. This competition could adversely affect our stations' revenues and performance in the future.

         Our cable systems face competition from television stations, satellite master antennae television systems, wireless cable systems, direct-to-home providers, DBS systems and open video systems.

         In addition, the markets in which we operate are in a constant state of change due to technological, economic and regulatory developments. We are unable to predict what forms of competition will develop in the future, the extent of such competition or its possible effects on our businesses.

Employees

         As of December 31, 1998, we had 749 full-time and 130 part-time employees. We also had 8 general managers, 37 department managers and 9 corporate managers as of this date. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be good.

Executive Officers of the Registrant

         For biographies and other information about our executive officers, see
Item 10: Directors and Executive Officers of the Registrant.

DBS Agreements, Licenses, LMAs and Cable Franchises

DBS Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of DBS reception equipment and with USSB for the sale of five transponders on the first satellite. At this time, Hughes also offered members and associates of the NRTC the opportunity to become the exclusive providers of DIRECTV services in rural areas of the U.S. in which an NRTC member or associate purchased such a right. The NRTC is a cooperative organization whose members and associates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the U.S. Participating NRTC members and associates acquired the exclusive right to provide DIRECTV programming services to residential and commercial subscribers in certain service areas. Service areas purchased by participating NRTC members and associates comprise approximately 9.0 million television households and were initially acquired for aggregate purchase payments exceeding $100 million.

         The agreements between DIRECTV and NRTC and between NRTC and its members and associates provide the participating NRTC members and associates in their service areas substantially all of the rights and benefits otherwise retained by DIRECTV in other areas, including the right to set pricing, to retain all subscription remittances and to appoint sales agents within their distribution areas (subject to certain obligations to honor sales agents appointed by DIRECTV). In exchange, participating NRTC members and associates paid to DIRECTV a one-time purchase price. In addition to the purchase price, NRTC members and associates are required to reimburse DIRECTV for the allocable share of certain common expenses (such as programming, satellite-specific costs and expenses associated with the billing and authorization systems) and to remit to DIRECTV a 5% royalty on subscription revenues.

         The agreement with DIRECTV authorizes participating NRTC members and associates to provide all commercial services offered by DIRECTV that are transmitted from 27 frequencies that the FCC has authorized for DIRECTV's use at its present orbital location for a term running through the life of DIRECTV's current satellites. The NRTC has advised us that its agreement with DIRECTV also provides the NRTC a right of first refusal to acquire comparable rights in the event that DIRECTV elects to launch successor satellites upon the removal of the present satellites from active service. The financial terms of any such purchase are likely to be the subject of negotiation and Pegasus is unable to predict whether substantial additional expenditures by the NRTC will be required in connection with the exercise of such right of first refusal.

         The agreements between the NRTC and participating NRTC members and associates terminate when the DIRECTV satellites are removed from their orbital location. If the satellites are removed earlier than June 2004, the tenth anniversary of the commencement of DIRECTV services, Pegasus will receive a prorated refund of its original purchase price for the DIRECTV rights. Our agreements with the NRTC may be terminated prior to the expiration of its term as follows: (a) if the agreement between DIRECTV and the NRTC (the "DIRECTV/NRTC Agreement" and, together with the NRTC member agreements, the "DBS Agreements") is terminated because of a breach by DIRECTV, the NRTC may terminate its agreements with us, but the NRTC will be responsible for paying to us our pro rata portion of any refunds that the NRTC receives from DIRECTV, (b) if we fail to make any payment due to the NRTC or otherwise breach a material obligation of our agreements with the NRTC, the NRTC may terminate our agreement with the NRTC in addition to exercising other rights and remedies against us and (c) if the NRTC's agreement with DIRECTV is terminated because of a breach by the NRTC, DIRECTV is obligated to continue to provide DIRECTV services to Pegasus (i) by assuming the NRTC's rights and obligations under the NRTC's agreement with DIRECTV or (ii) under a new agreement containing substantially the same terms and conditions as NRTC's agreement with DIRECTV.

         We are not permitted under our agreements with the NRTC to assign or transfer, directly or indirectly, our rights under these agreements without the prior written consent of the NRTC and DIRECTV, which consents cannot be unreasonably withheld.

         The NRTC has adopted a policy requiring any party acquiring DIRECTV distribution rights from an NRTC member or associate to post a letter of credit to secure payment of NRTC's billings if the acquiring person's monthly payments to the NRTC (including payments on account of the acquired territory) exceeds a specified amount. Pursuant to this policy, Pegasus or its subsidiaries have posted letters of credit of approximately $21.2 million in connection with completed DBS acquisitions. Although this requirement can be expected to reduce somewhat our acquisition capacity inasmuch as it ties up capital that could otherwise be used to make acquisitions, we expect this reduction to be manageable. There can be no assurance, however, that the NRTC will not in the future seek to institute other policies, or to change this policy, in ways that would be material to us.

Broadcast

         FCC Licensing. The broadcast television industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). Approval by the FCC is required for the issuance, renewal, transfer and assignment of broadcast station operating licenses. Television license terms are generally eight years. While in the vast majority of cases such licenses are renewed by the FCC, there can be no assurance that our licenses or the licenses for the TV stations that we program pursuant to LMAs will be renewed at their expiration dates or that such renewals will be for full terms. The licenses with respect to TV stations

WOLF/WILF, WPXT, WDSI and WTLH are scheduled to expire on August 1, 1999, April 1, 1999, August 1, 2005, and April 1, 2005, respectively. The licenses with respect to TV station WDBD were scheduled to expire on June 1, 1997. An application for renewal of the WDBD license was timely filed with the FCC and the station has continuing authority to operate pending FCC action on such application. An application for the renewal of the license of WPXT was filed with the FCC on December 1, 1998 and is pending. The license with respect to WSWB, a station we program pursuant to an LMA, expires on August 1, 1999. The other TV stations we program, WPME, WFXU and WGFL have license applications pending at the FCC. There can be no assurance these license applications will be granted.

         Fox Affiliation Agreement. Our network affiliation agreements with the Fox Broadcasting Company formally expired on January 30, 1999 (other than the affiliation agreement for television station WTLH, which is scheduled to expire on December 31, 2000). Except in the case of WTLH, we currently broadcast Fox programming under arrangements between Pegasus and Fox which have generally conformed in practice to such affiliation agreements. We have been informed by Fox that it is revising its form affiliation agreement. Pending completion of its revised form agreement, Fox has proposed entering into new agreements based on its current form subject to termination by Fox or Pegasus upon 90 days prior written notice to the other party. Negotiations with Fox are continuing, and we believe that we will enter into new affiliation agreements on satisfactory terms with no disruption in programming. If we are mistaken in this belief, the loss of the ability to carry Fox programming could have a material and adverse effect on us.

         The station affiliation agreement with Fox for WTLH (as amended, the "Fox Affiliation Agreement") provides WTLH with the right to broadcast programming which Fox and Fox Children's Network, Inc. make available for broadcasting in Tallahassee, Florida, the community to which WTLH is licensed by the FCC. Fox has committed to supply approximately six hours of programming each weekday, although, from time to time, some Fox time periods have been available to the station for programming. On weekends, Fox generally supplies more programming than during the week, including sports programming such as National Football Conference games and pre-game shows. WTLH has agreed to broadcast all such Fox programs in their entirety, including all commercial announcements. In each Fox program, WTLH may sell the advertising time generally made available by Fox in such program to its affiliates on a national basis, and, generally, may retain the revenues from such sales. Fox retains the right to sell the remaining advertising time in each Fox program. WOLF, WPXT, WDSI and WDBD have also operated under substantially the same terms and conditions.

         Under the Fox Affiliation Agreement, WTLH is entitled to receive payments from Fox Kids Worldwide, Inc. as compensation for relinquishing its former interests in the profits of Fox Children's Network and for continuing to carry Fox Children's Network programming on the station. Those payments, together with certain revenues from commercials and from retransmission arrangements with Fox, will be returned to Fox to defray the costs of providing NFL programming to the station. Under specified circumstances, however, Fox or WTLH may cancel the arrangements for broadcast of NFL programming, in which case the Fox Children's Network-related compensation would thereafter be paid to the station. In the event that WTLH ceases to carry Fox Children's Network programming prior to June 30, 2008, after having receiving NFL programming, Fox may have a claim for amounts under the terms of the Fox Affiliation Agreement.

         The Fox Affiliation Agreement for WTLH expires December 31, 2000, but is renewable for two successive two-year periods, at the discretion of Fox and upon acceptance by Pegasus. The Fox Affiliation Agreement may be terminated generally (a) by Fox upon (i) a change in any material aspect of the station's operation, including its transmitter location, power, frequency, programming format or hours of operation, with 30 days written notice, (ii) acquisition by Fox, directly or indirectly, of a significant ownership and/or controlling interest in any television station in the same market, with 60 days written notice, (iii) assignment or attempted assignment by Pegasus of the Fox Affiliation Agreement, with 30 days written notice, (iv) three or more unauthorized preemptions of Fox programming within a 12-month period, with 30 days written notice, or (v) WTLH deciding not to accept a change in Fox operations applicable to Fox affiliates generally, or (b) by either Fox or WTLH upon occurrence of a force majeure event which substantially interrupts Fox's ability to provide programming or the station's ability to broadcast the programming.

         UPN Affiliation Agreement. The Portland TV station programmed by Pegasus pursuant to an LMA, WPME, is affiliated with UPN pursuant to a station affiliation agreement. Under the UPN Affiliation Agreement, UPN grants Pegasus an exclusive license to broadcast all programming, including commercial announcements, network identifications, promotions and credits, which UPN makes available to serve the community of Lewiston, Maine. UPN has committed to supply approximately four hours of programming during specified time periods. The UPN Affiliation Agreement allots to each party a specified amount of advertising time during each hour of programming, and each party is entitled to the revenue realized from its sale of advertising time.

         The term of the UPN Affiliation Agreement expires January 15, 2001, and automatically renews for a three-year period unless either party has given written notice to the other party of its election not to renew. The UPN Affiliation Agreement may be terminated (a) by UPN, upon prior written notice, in the event of (i) a material reduction or modification of WPME's transmitter location, power, frequency, programming format or hours of operation, (ii) any assignment or transfer of control of the station's license, (iii) three or more unauthorized preemptions of UPN programming by the station during any 12-month period, which have actually occurred or which UPN reasonably believes will occur, or (b) by either UPN or Pegasus upon the occurrence of a force majeure event that causes UPN substantially to fail to provide programming or Pegasus substantially to fail to broadcast UPN's programming, for either (i) four consecutive weeks or (ii) an aggregate of six weeks in any 12-month period.

         WB Affiliation Agreements. We program TV stations WSWB and WGFL as affiliates of WB and are in the process of negotiating affiliation agreements with respect to these stations.

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

         Pegasus programs WPME (Portland, Maine), WGFL (Gainesville, Florida), WSWB (Northeastern Pennsylvania), and WFXU (Tallahassee, Florida) and expects to program other television stations, through the use of LMAs, but there can be no assurance that the licensees of such stations will not unreasonably exercise their right to preempt the programming of Pegasus, or that the licensees of such stations will continue to maintain the transmission facilities of the stations in a manner sufficient to broadcast a high quality signal over the station. As the licensee must also maintain all of the qualifications necessary to be a licensee of the FCC, and as the principals of the licensee are not under the control of Pegasus, there can be no assurances that these licenses will be maintained by the entities which currently hold them. The FCC is currently reviewing its LMA policy, and while Congress, pursuant to the Telecommunications Act of 1996 (the "1996 Act"), indicated that the continued performance of then existing LMAs should be generally grandfathered, we cannot predict whether any of our LMAs will be grandfathered.

         Currently, television LMAs are not considered attributable interests under the FCC's multiple ownership rules. However, the FCC is considering proposals which would make LMAs attributable, as they generally are in the radio broadcasting industry. If the FCC were to adopt an order that makes such interests attributable, without modifying its current prohibitions against the ownership of more than one television station in a market, Pegasus could be prohibited from entering into such arrangements with other stations in markets in which it owns television stations and could be required to modify or terminate existing LMA arrangements. Such a change in the FCC rules could affect the LMAs with the owners of WSWB, WGFL, WFXU and WPME.

Cable Franchises

         Cable systems are generally constructed and operated under non-exclusive franchises granted by state or local governmental authorities. The franchise agreements may contain many conditions, such as the payment of franchise fees; time limitations on commencement and completion of construction; conditions of service, including the number of channels, the carriage of public, educational and governmental access channels, the carriage of broad categories of programming agreed to by the cable operator, and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. Certain provisions of local franchises are subject to limitations under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act").

         After giving effect to the Aguadilla acquisition, Pegasus will hold four cable franchises, all of which are non-exclusive. Our cable franchises have terms that expire in 2003, 2004, 2008 and 2009. We have never had a franchise revoked. All of the franchises of the systems eligible for renewal have been renewed or extended at or prior to their stated expirations.

         The 1992 Cable Act provides, among other things, for an orderly franchise renewal process in which renewal will not be unreasonably withheld. In addition, the 1992 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. We believe that we have good relations with our franchising authorities. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

Legislation and Regulation

         In February 1996, Congress passed the 1996 Act. This law has altered and will continue to alter federal, state and local laws and regulations regarding telecommunications providers and services, including Pegasus and the cable television and other telecommunications services provided by Pegasus.

DBS

         Unlike a common carrier, such as a telephone company, or a cable operator, DBS operators such as DIRECTV are free to set prices and serve customers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among customers. However, there are laws and regulations that affect DIRECTV and, therefore, affect Pegasus. As an operator of a privately owned United States satellite system, DIRECTV is subject to the regulatory jurisdiction of the FCC, primarily with respect to (i) the licensing of individual satellites (i.e., the requirement that DIRECTV meet minimum financial, legal and technical standards), (ii) avoidance of interference with radio stations and (iii) compliance with rules that the FCC has established specifically for DBS satellite licenses. As a distributor of television programming, DIRECTV is also affected by numerous other laws and regulations. The 1996 Act clarifies that the FCC has exclusive jurisdiction over direct-to-home satellite services and that criminal penalties may be imposed for piracy of DTH satellite services. The 1996 Act also offers DTH operators relief from private and local government-imposed restrictions on the placement of receiving antennae. In some instances, DTH operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. The FCC recently promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further order giving renters the right to install antennas in areas of their rental property in which they have exclusive use, e.g. balconies or patios. The 1996 Act also preempted local (but not state) governments from imposing taxes or fees on DTH services, including DBS. Finally, the 1996 Act required that multichannel video programming distributors such as DTH operators fully scramble or block channels providing indecent or sexually explicit adult programming. If a multichannel video programming distributor could not fully scramble or block such programming, it was required to restrict transmission to those hours of the day when children are unlikely to view the programming (as determined by the FCC). On March 24, 1997, the U.S. Supreme Court let stand a lower court ruling that allowed enforcement of this provision pending a constitutional challenge. In response to this ruling, the FCC declared that its rules implementing the scrambling provision would become effective on May 18, 1997. On December 28, 1998, the requirement to scramble sexually explicit programming was ruled unconstitutional by the U.S. District Court in Wilmington, Delaware, and the FCC was directed to stop enforcing the requirement.

         In addition to regulating pricing practices and competition within the franchise cable television industry, the 1992 Cable Act was intended to establish and support existing and new multi-channel video services, such as wireless cable and DTH, to provide subscription television services. DIRECTV and Pegasus have benefited from the programming access provisions of the 1992 Cable Act and implementing rules in that DIRECTV has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained certain programming services at reduced cost. Any amendment to, or interpretation of, the 1992 Cable Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as DIRECTV in making programming available (or to discriminate in the terms and conditions of such programming) could adversely affect DIRECTV's ability to acquire programming on a cost-effective basis, which would have an adverse impact on Pegasus. Certain of the restrictions on cable-affiliated programmers will expire in 2002 unless the FCC extends such restrictions.

         The FCC recently completed a rulemaking imposing public interest requirements for providing video programming on DTH licensees, including, at a minimum, reasonable and non-discriminatory access by qualified federal candidates for office at the lowest unit rates and the obligation to set aside four percent of the licensee's channel capacity for non-commercial programming of an educational or informational nature. Within this set-aside requirement, DTH providers must make capacity available to "national educational programming suppliers" at rates not exceeding 50% of the DTH provider's direct costs of making the capacity available to the programmer.

         While DTH operators like DIRECTV currently are not subject to the "must carry" requirements of the 1992 Cable Act, the broadcast and cable industry has argued that DTH operators should be subject to these requirements if they deliver local television signals to local markets. In the event the "must carry" requirements of the 1992 Cable Act are revised to include DTH operators, or to the extent that new legislation of a similar nature is enacted, DIRECTV's future plans to provide local programming will be adversely affected, and such must-carry requirements could cause the displacement of possibly more attractive programming.

         The Satellite Home Viewer Act (the "SHVA") establishes a "compulsory" copyright license that allows a DTH operator, for a statutorily-established fee, to retransmit network programming to subscribers for private home viewing so long as that retransmission is limited to those persons in "unserved households." In general, an "unserved household" is one that cannot receive, through the use of a conventional outdoor rooftop antenna, a sufficient over-the-air network signal, and has not, within 90 days prior to subscribing to the DTH service, subscribed to a cable service that provides that network signal. In recent lawsuits, the networks have persuaded the courts to define "unserved subscriber" much more narrowly than has been our practice and that of others in the direct broadcast satellite industry. Under the court's order in two of these lawsuits, we are required to cut off CBS and Fox programming to ineligible subscribers in two stages between February 28, 1999 and April 30, 1999. The first stage cut-offs affect approximately 64,000 subscribers. We do not know how many of our other subscribers will be affected by the second stage cut-offs. These cut-offs will result in a reduction of revenues and the possible loss of subscribers. Since we are using the court's narrower definition of unserved subscriber to determine whether new subscribers are eligible to receive any of the four networks, we do not know how many potential customers we have lost or will lose because of this. In addition to the lawsuits, the FCC just completed an emergency rulemaking proceeding in which it provided some regulatory guidance on issues related to the determination of "unserved subscriber." However, the FCC deferred to Congress on the most important issues raised in the lawsuits, as well as some related policy matters. The SHVA expires in December 1999, and Congress has begun considering some of the issues raised by the FCC as well as an extension of SHVA. Pending Congressional action, the inability of DIRECTV and Pegasus to provide network programming to certain subscribers in DIRECTV service territories could adversely affect Pegasus' average programming revenue per subscriber and subscriber growth.

         The foregoing does not purport to describe all present and proposed federal regulations and legislation relating to the DBS industry.

Broadcast Television

         The ownership, operation and sale of television stations, including those licensed to our subsidiaries, are subject to the jurisdiction of the FCC under authority granted it pursuant to the Communications Act. Matters subject to FCC oversight include, but are not limited to, the assignment of frequency bands for broadcast television; the approval of a television station's frequency, location and operating power; the issuance, renewal, revocation or modification of a television station's FCC license; the approval of changes in the ownership or control of a television station's licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation and employment practices of television stations. The FCC has the power to impose penalties, including fines or license revocations, upon a licensee of a television station for violations of the FCC's rules and regulations. The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies affecting broadcast television. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of FCC regulation of broadcast television stations.

         License Renewal. Under law in effect prior to the 1996 Act, television station licenses were granted for a maximum allowable period of five years and were renewable thereafter for additional five year periods. The 1996 Act, however, authorized the FCC to grant television broadcast licenses, and renewals thereof, for terms of up to eight years. The FCC has extended television license terms to the eight-year maximum provided in the 1996 Act, reserving the right to renew licenses for shorter terms. The FCC may revoke or deny licenses, after a hearing, for serious violations of its regulations, and it may impose fines on licensees for less serious infractions. Petitions to deny renewal of a license may be filed on or before the first day of the last month of a license term. Generally, however, in the absence of serious violations of FCC rules or policies, license renewal is expected in the ordinary course. The 1996 Act prohibits the FCC from considering competing applications for the frequency used by the renewal applicant if the FCC finds that the station seeking renewal has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse. The licenses with respect to TV stations WOLF/WILF, WPXT, WDSI, WTLH and WDBD are scheduled to expire on August 1, 1999, April 1, 1999, August 1, 2005, April 1, 2005 and June 1, 1997, respectively. An application for renewal of the WDBD license was timely filed with the FCC and the station has continuing authority to operate pending FCC action on such application. See Item 3: Legal Proceedings - Television Station WDBD. The license with respect to WSWB, a station Pegasus programs pursuant to an LMA, expires on August 1, 1999. The other TV Stations Pegasus programs, WPME, WFXU and WGFL, have license applications pending at the FCC.

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

         Attribution Rules. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding (or through subsidiaries controlling) broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. The FCC has outstanding a notice of proposed rulemaking that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) restricting the availability of the single majority shareholder exemption and
(ii) attributing under certain circumstances certain interests such as non-voting stock or debt. We cannot predict the outcome of this proceeding or how it will affect our business.

         Alien Ownership Restrictions. The Communications Act restricts the ability of foreign entities to own or hold interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-citizens and representatives of non-citizens, corporations and partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-citizens, foreign governments, foreign corporations and representatives of any of the foregoing, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a broadcast licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or the revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation. Because of these provisions, we may be prohibited from having more than one-fourth of our stock owned or voted directly or indirectly by non-citizens, foreign governments, foreign corporations or representatives of any of the foregoing.

         Multiple Ownership Rules. FCC rules limit the number of television stations any one entity can acquire or own. The FCC's television national multiple ownership rule limits the combined audience of television stations in which an entity may hold an attributable interest to 35% of total U.S. audience reach. The FCC's television multiple ownership local contour overlap rule generally prohibits ownership of attributable interests by a single entity in two or more television stations with certain overlapping contours; however, changes in these rules are under consideration, but we cannot predict the outcome of the proceeding in which such changes are being considered.

         Cross-Ownership Rules. FCC rules have generally prohibited or restricted the cross-ownership, operation or control of a radio station and a television station serving the same geographic market, of a television station and a cable system serving the same geographic market, and of a television station and a daily newspaper serving the same geographic market. As required by the 1996 Act, the FCC has amended its rules to allow a person or entity to own or control a network of broadcast stations and a cable system. In addition, the 1996 Act eliminates the statutory prohibition against the ownership of television stations and cable systems in the same geographic market, although FCC rules prohibiting such ownership are still in place. The 1996 Act also directs the FCC to presumptively waive, in the top 50 markets, its prohibition on ownership of a television and one AM or one FM station in the same geographic market. Under these rules, absent waivers, we would not be permitted to acquire any daily newspaper, radio broadcast station or cable system in a geographic market in which we now own or control any TV properties. The FCC is currently considering a rulemaking to change the radio/television cross-ownership restrictions. We cannot predict the outcome of that rulemaking.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1970s, the FCC gradually has relaxed or eliminated many of the formal procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, broadcast station licensees continue to be required to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed at any time and generally may be considered by the FCC at any time. It has been reported that the FCC may initiate a proceeding to clarify the public interest obligations of broadcasters, although we cannot predict the outcome of any such proceeding. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, programming directed to children, obscene and indecent broadcasts and technical operations, including limits on radio frequency radiation. In August 1996, the FCC adopted new children's television rules mandating, among other things, that stations must now identify and provide information concerning children's programming to publishers of program guides and listings and must broadcast three hours each week of educational and informational programming directed to children. The 1996 Act contains a number of provisions relating to television violence, which, among other things, direct the television industry or the FCC to develop a television ratings system and require commercial television stations to report on complaints concerning violent programming in their license renewal applications. Certain of the FCC's rules which required broadcast licensees to develop and implement affirmative action programs designed to promote equal employment opportunities and to submit reports to the FCC with respect to these matters on an annual basis and in connection with license renewal applications were found unconstitutional by the U.S. Court of Appeals. The FCC has initiated a rulemaking proceeding to revise these rules. The 1996 Act also directs the FCC to adopt rules requiring closed captioning of all broadcast television programming, except where captioning would be "economically burdensome." The FCC has recently adopted such rules. The rules require generally that (i) 100% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within ten years, subject to certain exemptions. In connection with the transition to digital operations, a governmental commission has been appointed to consider whether additional public service obligations should be imposed on television broadcasters. The FCC issued its report in December 1998 making several non-binding recommendations, including that broadcasters voluntarily provide five minutes of free air time per evening to political candidates for the thirty days prior to an election. We cannot predict the impact of such recommendations.

         Must Carry and Retransmission Consent. The 1992 Cable Act requires each television broadcaster to make an election to exercise either certain "must carry" or, alternatively, "retransmission consent" rights in connection with its carriage by cable systems in the station's local market. If a broadcaster chooses to exercise its must carry rights, it may demand carriage on a specified channel on cable systems within its defined market. Must carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline carriage of a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. The FCC's must carry requirements took effect in June 1993. Under our Fox affiliation agreements, we have appointed Fox as our irrevocable agent to negotiate such retransmission consents with the major cable operators in our respective markets. Pegasus' stations exercised retransmission consent rights in 1993 and 1996. Television stations must make a new election between must carry and retransmission consent rights every three years. The next required election date is October 1, 1999. Certain of Pegasus' retransmission consent agreements expire in May 1999, and we are currently renegotiating such agreements. Although we expect the current retransmission consent agreements to be renewed upon their expiration, there can be no assurance that such renewals will be obtained.

         The FCC has initiated a rulemaking proceeding to consider whether to apply the must-carry rules to require cable companies to carry both the analog and the digital signals of local broadcasters when television stations will be broadcasting both signals, during the digital television ("DTV") transition period between 2002 (at the latest) and 2006. If the FCC does not require DTV must-carry, cable customers in our broadcast markets may not receive the station's digital signal, which could adversely affect us.

         Digital Television. The FCC has taken a number of steps to implement DTV broadcasting service in the U.S. In December 1996, the FCC adopted a DTV broadcast standard and has since adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing DTV. The FCC adopted a DTV Table of Allotments that provides all television stations authorized as of April 1997 with a second channel on which to broadcast a DTV signal. The FCC has attempted to provide DTV coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcast licensees pay a fee of 5% of gross revenues on all DTV subscription services.

         The FCC is requiring that affiliates of ABC, CBS, Fox and NBC in the top ten television markets begin digital broadcasting by May 1, 1999, and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999, and that all other stations begin digital broadcasting by May 1, 2002. The FCC's plan calls for the DTV transition period to end in the year 2006 at which time the FCC expects that television broadcasters will have ceased broadcasting on their non-digital channels, allowing that spectrum to be recovered by the government for other uses. Under the Balanced Budget Act signed into law by President Clinton, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case: (a) one or more television stations affiliated with one of the four major networks in a market are not broadcasting digitally, and the FCC determines that the station(s) has (have) "exercised due diligence" in attempting to convert to digital broadcasting; (b) less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or DBS) that carries at least one digital channel from each of the local stations in that market; or (c) less than 85% of the television households in the station's market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set. The Balanced Budget Act also directs the FCC to auction the non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. The Balanced Budget Act also permits broadcasters to bid on the non-digital channels in cities with populations greater than 400,000 provided the channels are used for DTV. Thus it is possible a broadcaster could own two channels in a market. The FCC has opened separate proceedings to consider the surrender of existing television channels and how those frequencies will be used after they are eventually recovered from television broadcasters and to what extent the cable must-carry requirements will apply to DTV signals.

         In addition, the digital order restricts current stations' abilities to relocate transmitter sites and otherwise change technical facilities in any manner which could impact proposed digital television stations. This may preclude the improvement of the facilities of certain stations owned or programmed by Pegasus. The order also allotted digital television stations at the current analog transmitter sites. Changes in the location of digital stations are dependent on the lack of interference to other digital and analog stations. Pegasus has filed applications with the FCC for DTV construction permits for all of its stations.

         Implementation of digital television will improve the technical quality of television signals receivable by viewers. Under certain circumstances, however, conversion to digital operation may reduce a station's geographic coverage area or result in some increased interference. The FCC's DTV allotment plan also results in current UHF stations having considerably less signal power within their service areas than present VHF stations that move to DTV channels. While the 1998 orders of the FCC present current UHF stations with some options to overcome this power disparity, it is unknown at this time whether Pegasus will be able to benefit from these options. Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of DTV channels. We cannot predict what future actions the FCC might take with respect to DTV, nor can it predict the effect of the FCC's present DTV implementation plan or such future actions on our business.

         Pending or Proposed Legislation and FCC Rulemakings. The FCC is now conducting a rulemaking proceeding to consider changes to the multiple ownership rules that could, under certain limited circumstances, permit common ownership of television stations with overlapping service areas, and/or impose restrictions on television LMAs. Certain of these changes, if adopted, could allow owners of television stations who currently cannot buy a television station or an additional television station in Pegasus' markets to acquire television properties in such markets. This may increase competition in such markets, but may also work to Pegasus' advantage by permitting it to acquire additional stations in its present markets and by enhancing the value of Pegasus' stations by increasing the number of potential buyers. Alternatively, if no changes are made in the multiple ownership rules relating to local ownership, and LMAs are made attributable, Pegasus may be prohibited from entering into LMAs, and could be required to terminate existing LMAs, in markets in which it owns a station. Proposed changes in the FCC's "attribution" rules may also limit the ability of certain investors to invest in Pegasus. The FCC also has adopted more restrictive standards for the exposure of the public and workers to potentially harmful radio frequency radiation emitted by broadcast station transmitting facilities. Other matters which could affect our broadcast properties include technological innovations affecting the mass communications industry and technical allocation matters, including assignment by the FCC of channels for additional broadcast stations, low-power television stations and wireless cable systems and their relationship to and competition with full power television service, as well as possible spectrum fees or other changes imposed on broadcasters for the use of their channels. The ultimate outcome of these pending proceedings cannot be predicted at this time.

         The FCC has initiated a Notice of Inquiry proceeding seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. No prediction can be made at this time as to whether the FCC will impose any commercial limits at the conclusion of its deliberations. We are unable to determine what effect, if any, the imposition of limits on the commercial matter broadcast by television stations would have upon Pegasus' operations.

         The Congress and the FCC have considered in the past and may consider and adopt in the future, (i) other changes to existing laws, regulations and policies or (ii) new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership, and profitability of Pegasus' broadcast stations, result in the loss of audience share and advertising revenues for these stations or affect the ability of Pegasus to acquire additional broadcast stations or finance such acquisitions.

         Additionally, irrespective of the FCC rules, the Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. These federal agencies have recently increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets (including LMAs) even when the ownership or LMA in question is permitted under the regulations of the FCC. There can be no assurance that future policy and rulemaking activities of these agencies will not impact Pegasus' operations (including existing stations or markets) or expansion strategy.

Cable Television

         1984 Cable Act, 1992 Cable Act and 1996 Act. The 1984 Cable Act created uniform national standards and guidelines for the regulation of cable systems. Among other things, the 1984 Cable Act generally preempted local control over cable rates in most areas. In addition, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions.

         The 1992 Cable Act amended the 1984 Cable Act in many respects and significantly changed the legislative and regulatory environment in which the cable industry operates. The 1992 Cable Act allows for a greater degree of regulation with respect to, among other things, cable system rates for both basic and certain nonbasic services; programming access and exclusivity arrangements; access to cable channels by unaffiliated programming services; leased access terms and conditions; horizontal and vertical ownership of cable systems; customer service requirements; franchise renewals; television broadcast signal carriage and retransmission consent; technical standards; subscriber privacy; consumer protection issues; cable equipment compatibility; obscene or indecent programming; and cable system requirements that subscribers subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable systems by allowing municipalities to own and operate their own cable systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located wireless systems known as MMDS and SMATV. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring those operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of cable program suppliers to offer exclusive programming arrangements to cable television companies. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted many regulations to implement the provisions of the 1992 Cable Act.

         The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate transmission facilities often used in connection with cable operations.

         On February 8, 1996, the President signed into law the 1996 Act. This law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

         The 1996 Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect Pegasus' operations.

         The 1996 Act also sunsets FCC regulation of cable program service tier ("CPST") rates for all systems (regardless of size) on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-through to cable customers) until a greater degree of competition to incumbent cable operators has developed.

         Cable Rate Regulation. In June 1995, the FCC adopted rules which provide significant rate relief for small cable operators, which include operators the size of Pegasus. Pegasus' current rates are below the maximum presumed reasonable under the FCC's rules for small operators, and Pegasus may use this rate relief to justify current rates, rates already subject to pending rate proceedings and new rates. Although the 1996 Act eliminates CPST rate regulation effective March 31, 1999 for all cable operators, in the interim, CPST rate regulation can be triggered only by a local unit of government (commonly referred to as local franchising authorities or "LFA") complaint to the FCC. Since Pegasus is a small cable operator within the meaning of the 1996 Act, CPST rate regulation for Pegasus ended upon the enactment of the 1996 Act. Pegasus' status as a small cable operator may be affected by future acquisitions. The 1996 Act does not disturb existing rate determinations of the FCC. Pegasus' basic tier of cable service ("BST") rates remain subject to LFA regulation under the 1996 Act.

         Under the 1992 Cable Act, rate regulation is precluded wherever a cable operator faces "effective competition." The 1996 Act further expanded the definition of effective competition to include any franchise area where a local exchange carrier ("LEC") (or affiliate) provides video programming services to subscribers by any means other than through DBS. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services in the franchise area. The FCC has found that all of the Pegasus' cable television systems, including the pending Aguadilla acquisition, are subject to effective competition and therefore are not subject to rate regulation.

         Under the 1996 Act, Pegasus is allowed to aggregate, on a franchise, system, regional or company level, its equipment costs into broad categories, such as converter boxes, regardless of the varying levels of functionality of the equipment within each such broad category. The 1996 Act allows Pegasus to average together costs of different types of converters (including non-addressable, addressable, and digital). The statutory changes will also facilitate the rationalizing of equipment rates across jurisdictional boundaries. These favorable cost-aggregation rules do not apply to the limited equipment used by "BST-only" subscribers.

         Anti-Buy Through Provisions. In March 1993, the FCC adopted regulations pursuant to the 1992 Cable Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002. Pegasus' systems have the necessary technical capability and have complied with this regulation.

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

         Scrambling. The 1996 Act requires that upon the request of a cable subscriber, the cable operator must, free of charge, fully scramble or otherwise fully block the audio and video programming of any channel the subscriber does not want to receive.

         Cable operators were also required by the 1996 Act to fully scramble or otherwise fully block the video and audio portion of sexually explicit or other programming that is indecent on any programming channel that is primarily dedicated to sexually oriented programming so that a non-subscriber to such channel may not receive it. Until full scrambling or blocking occurred, cable operators were required to limit the carriage of such programming to hours when a significant number of children are not likely to view the programming ("safe-harbor period"). On December 28, 1998, this requirement to scramble sexually explicit programming was ruled unconstitutional by the U.S. District court in Wilmington, Delaware, and the FCC was directed to stop enforcing this requirement. Pegasus' systems do not presently have the necessary technical capability to comply with the scrambling requirement; however, prior to the December 28, 1998 ruling, such programming was only carried during the safe-harbor period.

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

         Interconnection and Other Telecommunications Carrier Obligations. To facilitate the entry of new telecommunications providers including cable operators, the 1996 Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and may not deploy network features and functions that interfere with interoperability. On August 8, 1996, the FCC released its First Report and Order to implement the interconnection provisions of the 1996 Act. While the U.S. Court of Appeals for the Eighth Circuit invalidated significant aspects of the First Report and Order, on January 25, 1999, the U.S. Supreme Court upheld most of the FCC's interconnection order.

         Telephone Company Entry Into Cable Television. The 1996 Act allows telephone companies to compete directly with cable operators by repealing the telephone company-cable cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the Bell Operating Companies, to compete with cable both inside and outside their telephone service areas.

         The 1996 Act replaces the FCC's video dialtone rules with an "open video system" ("OVS") plan by which LECs can provide cable service in their telephone service area. LECs complying with FCC OVS regulations will receive relaxed oversight. Only the program access, negative option billing prohibition, subscriber privacy, Equal Employment Opportunity, PEG, must-carry and retransmission consent provisions of the Communications Act will apply to LECs providing OVS. Rate regulation, consumer service provisions, leased access and equipment compatibility will not apply. Cable copyright provisions will apply to programmers using OVS. LFAs may require OVS operators to pay "franchise fees" only to the extent that the OVS provider or its affiliates provide cable services over the OVS. Such fees may not exceed the franchise fees charged to cable operators in the area, and the OVS provider may pass through the fees as a separate subscriber bill item. OVS operators will be subject to LFA general right-of-way management regulations, and LFAs may require the OVS operator to obtain a franchise.

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

         The FCC also has adopted OVS regulations governing channel sharing; extending the FCC's sports exclusivity, network nonduplication, and syndex regulations; and controlling the positioning of programmers on menus and program guides. The 1996 Act does not require LECs to use separate subsidiaries to provide incidental inter Local Access and Transport Area ("interLATA") video or audio programming services to subscribers or for their own programming ventures. Most of the FCC's OVS rules were affirmed by the Fifth Circuit U.S. Court of Appeals on January 19, 1999.

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

         Regulation of Signal Carriage. The 1992 Cable Act granted broadcasters a choice of must carry right or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full powered commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the 1984 Cable Act, which requires cable television systems of 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational, and governmental access channels, could adversely affect some of Pegasus' cable systems by limiting the programming services they can offer. The FCC recently initiated a proceeding to determine the extent to which cable operators must carry all digital signals transmitted by broadcasters. The imposition of such additional must carry regulations could further limit the amount of satellite delivered programming Pegasus could carry on its cable television systems.

         Closed Captioning Regulation. The 1992 Cable Act also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC will require substantial closed captioning over an eight or ten year phase-in period with only limited exceptions.

         Emergency Alert System. In September 1997, the FCC released its rules establishing the deadlines by which cable operators must comply with the new Emergency Alert System ("EAS"). These deadlines vary depending on how many subscribers are served by the particular cable system. Pegasus, like all other cable operators, is responsible for compliance with the EAS rules.

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

         Although federal law has established certain procedural safeguards to protect incumbent cable television franchisees against arbitrary denials of renewal, the renewal of a franchise cannot be assured unless the franchisee has met certain statutory standards. Moreover, even if a franchise is renewed, a franchising authority may impose new and stricter requirements, such as the upgrading of facilities and equipment or higher franchise fees (subject, however, to limits set by federal law). To date, however, no request of Pegasus for franchise renewals or extensions has been denied. Despite favorable legislation and good relationships with its franchising authorities, there can be no assurance that franchises will be renewed or extended.

         Various proposals have been introduced at the state and local levels with regard to the regulation of cable systems, and several states have adopted legislation subjecting cable systems to the jurisdiction of centralized state governmental agencies, some that impose regulation similar to that of a public utility. Attempts in other states to regulate cable systems are continuing and can be expected to increase. Such proposals and legislation may be preempted by federal statute and/or FCC regulation. Puerto Rico has recently adopted new state level regulations.

         The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable systems operate. Neither the outcome of these proceedings nor the impact upon the cable industry or Pegasus' cable systems can be predicted at this time.

ITEM 2: PROPERTIES

         Our corporate headquarters are located in Radnor, Pennsylvania. Due to the need for greater space, we will be moving to leased space in Bala Cynwyd, Pennsylvania in March 1999. Our new office lease will expire in 2004 and should be adequate for our needs in the foreseeable future.

         Our DBS operations are headquartered in Marlborough, Massachusetts and we operate call centers out of leased space in San Luis Obispo, California, Marlborough, Massachusetts, and Louisville, Kentucky. These leases expire on various dates through 2002. In connection with our TV operations, we own or lease various transmitting equipment, television stations, and office space. Our cable operations include office, headend, and warehouse space in Puerto Rico. The property that we do not own in Puerto Rico is operated under various leases expiring at various dates through 2004.

ITEM 3: LEGAL PROCEEDINGS

DBS Late Fee Litigation

         In November 1998 we were sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who claim to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of our late-fee policy. We are in the process of evaluating our response and are unable to estimate the amount involved or to determine whether this suit is material to us. Similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

Television Station WDBD

         In connection with the pending license renewal application of television station WDBD, we have learned that there were a substantial number of violations at that station of the FCC's rule establishing limits on the amount of commercial material in programs directed to children. The FCC has options available to address violations of its rules ranging from a letter of admonishment to the revocation of a station license. We expect that the violations at television station WDBD will result in a monetary fine but not in revocation or nonrenewal of the station license. The FCC has not yet completed its review of the matter, however, so the outcome cannot be assured.

Other Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of 1998.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Class A Common Stock is traded on the Nasdaq National Market under the symbol "PGTV." The following table sets forth the high and low bids per share of Class A Common Stock, as reported by Nasdaq for the periods since January 1, 1997. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                                          High           Low
                                                                          ------         ------
1997
First Quarter .....................................................       $14            $10 3/4
Second Quarter ....................................................       $11 3/8        $ 8 1/8
Third Quarter .....................................................       $21 1/2        $10 1/2
Fourth Quarter ....................................................       $25 1/2        $19

1998
First Quarter .....................................................       $26 3/8        $19 7/8
Second Quarter ....................................................       $26 5/8        $20 7/8
Third Quarter .....................................................       $25            $15 7/8
Fourth Quarter ....................................................       $25 1/2        $10 5/8

         As of March 1, 1999, we had approximately 165 holders of Class A Common Stock (excluding holders whose securities were held in street or nominee name).

         No established public trading market exists for shares of our Class B Common Stock. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. All of the Class B Common Stock is owned beneficially by Marshall W. Pagon, Pegasus' President and Chief Executive Officer. Further information on the Class B Common Stock is provided in Item 12: Security Ownership of Certain Beneficial Owners and Management.

Calculation of Aggregate Market Value of Nonaffiliate Shares

         For the purposes of calculating the aggregate market value of the shares of Class A Common Stock of Pegasus held by nonaffiliates, as shown on the cover page of this Report, it has been assumed that all the outstanding shares were held by nonaffiliates except for the shares held by directors, including Marshall W. Pagon, Pegasus' President and Chief Executive Officer. However, this should not be deemed to constitute an admission that all directors of Pegasus are, in fact, affiliates of Pegasus, or that there are not other persons who may be deemed to be affiliates of Pegasus. Further information concerning shareholdings of officers, directors and principal stockholders is included in
Item 12: Security Ownership of Certain Beneficial Owners and Management.

Dividend Policy

         Common Stock: Pegasus has not paid any cash dividends on its Class A Common Stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. Our policy is to retain cash for operations and expansion. Payment of cash dividends on the common stock is restricted by Pegasus' publicly held debt securities and preferred stock.

         Preferred Stock: Until July 1, 2002, we are allowed to pay dividends on our Series A Preferred Stock by issuing more shares of that stock instead of paying cash. We expect to do this, and in any event our publicly held debt securities require us to.

         Pegasus' ability to obtain cash from its subsidiaries with which to pay cash dividends is also restricted by the subsidiaries' publicly held debt securities and bank agreements.

Recent Sales of Unregistered Securities

         All sales for the period covered by this Report have been previously reported by Pegasus on its Quarterly Report on Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998.

ITEM 6: SELECTED FINANCIAL DATA


         The selected historical consolidated financial data have been derived from Pegasus' audited consolidated financial statements which have been audited by PricewaterhouseCoopers LLP. The information should be read in conjunction with the consolidated financial statements and the notes to the statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere herein. The paragraphs following the table provide an explanation of certain portions of it.

                                                                         Years Ended December 31,
                                                                  --------------------------------------
Statement of Operating Data:                                          1994         1995         1996
                                                                  (Dollars in thousands, except per share
                                                                                  data)
Net revenues:
 DBS ...........................................................    $   174     $  1,469      $  5,829
 Broadcast and cable ...........................................     28,017       30,679        42,100
                                                                    -------     --------      --------
  Total net revenues ...........................................     28,191       32,148        47,929
Operating expenses:
 DBS
  Programming, technical and general and administrative ........        161        1,379         4,312
  Marketing and selling ........................................         50           --           646
  Incentive compensation .......................................         --            9           146
  Depreciation and amortization ................................         --          640         1,786
 Broadcast and cable
  Programming, technical and general and administrative ........     14,856       15,823        21,006
  Marketing and selling ........................................      3,086        3,939         4,940
  Incentive compensation .......................................        432          519           839
  Depreciation and amortization ................................      6,536        7,619         9,287
 Corporate expenses ............................................      1,506        1,364         1,429
 Corporate depreciation and amortization .......................        404          492           988
                                                                    -------     --------      --------
  Income (loss) from operations ................................      1,160          364         2,550
Interest expense ...............................................     (5,973)      (8,817)      (12,455)
Interest income ................................................         --          370           232
Other expenses, net ............................................        (65)         (44)         (171)
Gain on sale of cable systems ..................................         --           --            --
                                                                    -------     --------      --------
  Loss before income taxes .....................................     (4,878)      (8,127)       (9,844)
Provision (benefit) for income taxes ...........................        140           30          (120)
                                                                    -------     --------      --------
 Loss before extraordinary items ...............................     (5,018)      (8,157)       (9,724)
Extraordinary gain (loss) from extinguishment of debt, net .....       (633)      10,211          (250)
                                                                    -------     --------      --------
  Net income (loss) ............................................     (5,651)       2,054        (9,974)
  Preferred stock dividends ....................................         --           --            --
                                                                    -------     --------      --------
  Net income (loss) applicable to common shares ................   ($ 5,651)    $  2,054     ($  9,974)
                                                                    =======     ========      ========
Loss per common share:
  Loss before extraordinary items ..............................                             ($   1.56)
  Extraordinary item ...........................................                                ( 0.04)
                                                                                              --------
  Loss per common share ........................................                             ($   1.60)
                                                                                              ========
  Weighted average shares outstanding (000's) ..................                                 6,240
                                                                                              ========
Other Data:
Pre-marketing cash flow:
 DBS ...........................................................    $    13     $     90      $  1,517
 Broadcast and cable ...........................................     10,075       10,917        16,154
                                                                    -------     --------      --------
 Total pre-marketing cash flow .................................    $10,088     $ 11,007      $ 17,671
                                                                    =======     ========      ========
Location cash flow .............................................    $10,038     $ 11,007      $ 17,025
Operating cash flow ............................................      8,100        9,287        15,596
Capital expenditures ...........................................      1,264        2,640         6,294
Net cash provided by (used for):
 Operating activities ..........................................      4,103        5,783         3,059
 Investing activities ..........................................     (3,571)      (6,047)      (81,179)
 Financing activities ..........................................       (658)      10,859        74,727


                                                                     Years Ended December 31,
                                                                  ---------------------------

Statement of Operating Data:                                          1997           1998
                                                                    (Dollars in thousands,
                                                                    except per share data)
Net revenues:
 DBS ...........................................................    $  38,254     $ 147,142
 Broadcast and cable ...........................................       48,564        48,079
                                                                    ---------     ---------
  Total net revenues ...........................................       86,818       195,221
Operating expenses:
 DBS
  Programming, technical and general and administrative ........       26,042       102,420
  Marketing and selling ........................................        5,973        45,706
  Incentive compensation .......................................          795         1,159
  Depreciation and amortization ................................       17,042        59,077
 Broadcast and cable
  Programming, technical and general and administrative ........       24,099        25,613
  Marketing and selling ........................................        5,971         6,334
  Incentive compensation .......................................          479           292
  Depreciation and amortization ................................        9,397         9,550
 Corporate expenses ............................................        2,256         3,614
 Corporate depreciation and amortization .......................        1,352         2,105
                                                                    ---------     ---------
  Income (loss) from operations ................................       (6,588)      (60,649)
Interest expense ...............................................      (16,094)      (44,604)
Interest income ................................................        1,539         2,036
Other expenses, net ............................................         (724)       (1,523)
Gain on sale of cable systems ..................................        4,451        24,726
                                                                    ---------     ---------
  Loss before income taxes .....................................      (17,416)      (80,014)
Provision (benefit) for income taxes ...........................          200          (896)
                                                                    ---------     ---------
 Loss before extraordinary items ...............................      (17,616)      (79,118)
Extraordinary gain (loss) from extinguishment of debt, net .....       (1,656)           --
                                                                    ---------     ---------
  Net income (loss) ............................................      (19,272)      (79,118)
  Preferred stock dividends ....................................       12,215        14,763
                                                                    ---------     ---------
  Net income (loss) applicable to common shares ................   ($  31,487)   ($  93,881)
                                                                    =========     =========
Loss per common share:
  Loss before extraordinary items ..............................   ($    3.02)   ($    6.64)
  Extraordinary item ...........................................       ( 0.17)           --
                                                                    ---------     ---------
  Loss per common share ........................................   ($    3.19)   ($    6.64)
                                                                    =========     =========
  Weighted average shares outstanding (000's) ..................        9,858        14,130
                                                                    =========     =========
Other Data:
Pre-marketing cash flow:
 DBS ...........................................................    $   12,212    $  44,722
 Broadcast and cable ...........................................       18,494        16,132
                                                                    ---------     ---------
 Total pre-marketing cash flow .................................    $  30,706     $  60,854
                                                                    =========     =========
Location cash flow .............................................    $  24,733     $  15,148
Operating cash flow ............................................       22,477        11,534
Capital expenditures ...........................................        9,929        12,400
Net cash provided by (used for):
 Operating activities ..........................................        8,478       (21,962)
 Investing activities ..........................................     (142,109)     (101,373)
 Financing activities ..........................................      169,098       133,791

                                                                            As of December 31,
                                              ------------------------------------------------------------------
                                                  1994          1995         1996         1997         1998

Balance Sheet Data:
Cash and cash equivalents .................    $   1,380      $21,856      $  8,582     $ 45,269     $ 75,985
Working capital (deficiency) ..............      (23,074)      17,566         6,430       32,347       37,889
Total assets ..............................       75,394       95,770       173,680      380,862      886,310
Total debt (including current) ............       61,629       82,896       115,575      208,355      559,029
Total liabilities .........................       68,452       95,521       133,354      239,234      699,144
Redeemable preferred stock ................           --           --            --      111,264      126,028
Minority interest .........................           --           --            --        3,000        3,000
Total common stockholders' equity .........        6,942          249        40,326       27,364       58,138


     In this section we use the terms pre-marketing cash flow and location cash flow. Pre-marketing cash flow calculated by taking our earnings and adding back the following expenses.

     o interest;

     o income taxes;

     o depreciation and amortization;

     o non-cash charges, such as incentive compensation under our restricted stock plan and 401(k) plans;

     o corporate overhead; and

     o DBS subscriber acquisition costs, which are sales and marketing expenses incurred to acquire new DBS subscribers.

     Location cash flow is pre-marketing cash flow less DBS subscriber acquisition costs.

     Pre-marketing cash flow and location cash flow are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow and location cash flow also do not necessary indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Pegasus' industry or the economy generally. We believe that pre-marketing cash flow and location cash flow are important, however, for the following reasons:

   o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

   o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included beginning on page F-1.

General

         Pegasus Communications Corporation is:

         o The largest independent provider of DIRECTV with 464,000 subscribers at January 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to over 4.8 million rural households in 36 states. We distribute DIRECTV through the Pegasus retail network, a network of approximately 2,000 independent retailers.

         o The owner or programmer of nine TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 50,000 subscribers.

         o We have increased our revenues at a compound growth rate of 100% per annum since our inception in 1991.

         DBS revenues are principally derived from monthly customer subscriptions and pay-per-view services. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers. Cable revenues are derived from monthly customer subscriptions, pay-per-view services, subscriber equipment rentals and installation charges.

         In this section we use the terms pre-marketing cash flow and location cash flow. Pre-marketing cash flow is calculated by taking our earnings and adding back the following expenses:

         o        interest;

         o        income taxes;

         o        depreciation and amortization;

         o        non-cash charges;

         o        corporate overhead; and

         o DBS subscriber acquisition costs, which are sales and marketing expenses incurred to acquire new DBS subscribers.

         Location cash flow is pre-marketing cash flow less DBS subscriber acquisition costs.

         Pre-marketing cash flow and location cash flow are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow and location cash flow also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Pegasus' industry or the economy generally. We believe that pre-marketing cash flow and location cash flow are important, however, for the following reasons:

         o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

         Pegasus generally does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period incurred.

Results of Operations

Year ended December 31, 1998 compared to the year ended December 31, 1997

         Total net revenues in 1998 were $195.2 million, an increase of $108.4 million, or 125%, compared to total net revenues of $86.8 million in 1997. The increase in total net revenues in 1998 was primarily due to an increase in DBS revenues of $109.0 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses in 1998 were $255.9 million, an increase of $162.5 million, or 174%, compared to total operating expenses of $93.4 million in 1997. The increase was primarily due to an increase of $158.5 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $5.7 million in 1998, an increase of $2.1 million, or 58%, compared to $3.6 million in 1997. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business. The increase in corporate depreciation and amortization is due to amortization of deferred financing costs associated with the issuance of $100.0 million of preferred stock in January 1997, $115.0 million of senior notes in October 1997 and $100.0 million of senior notes in November 1998.

         Interest expense was $44.6 million in 1998, an increase of $28.5 million, or 177%, compared to interest expense of $16.1 million in 1997. The increase in interest expense is primarily due to a full year's interest on Pegasus' $115.0 million senior notes and an increase in bank borrowings and seller notes associated with Pegasus' DBS acquisitions. Interest income was $2.0 million in 1998, an increase of $497,000, or 32%, compared to interest income of $1.5 million in 1997. The increase in interest income is due to greater average cash balances in 1998 compared to 1997.

         Other expenses were $1.5 million in 1998, an increase of $800,000, or 110%, compared to other expenses of $723,000 in 1997. The increase is primarily due to increased investor relations activities and other board related costs.

         The gain on sale of the cable systems was $24.7 million in 1998 compared to $4.5 million in 1997. In 1997, Pegasus sold its New Hampshire cable system for $6.9 million resulting in a gain of $4.5 million. In 1998, Pegasus sold its remaining New England cable systems for $30.1 million resulting in a gain of $24.7 million.

         The provision for income taxes declined by approximately $1.1 million primarily as a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services, Inc.

         Extraordinary loss from the extinguishment of debt decreased $1.7 million in 1998. In 1997, Pegasus refinanced its existing $130.0 million credit facility with a new $180.0 million credit facility and accordingly, the deferred financing costs associated with the $130.0 million credit facility were written off. No such refinancing occurred in 1998.

         Preferred stock dividends were $14.8 million in 1998, an increase of $2.6 million, or 21%, compared to $12.2 million in preferred stock dividends in 1997. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding in 1998 compared to 1997 as the result of payment of dividends in preferred stock and to the preferred stock being outstanding for a full year.

DBS

         Pegasus' DBS business experienced significant growth in 1998. During 1998, Pegasus acquired approximately 217,000 subscribers and the exclusive DIRECTV distribution rights to approximately 2.4 million households in rural areas of the United States. At December 31, 1998, Pegasus had exclusive DIRECTV distribution rights to 4.6 million households and 435,000 subscribers as compared to 2.2 million households and 132,000 subscribers at December 31, 1997. Pegasus had 4.8 million households and 455,000 subscribers at December 31, 1998, including pending acquisitions. At December 31, 1997, subscribers would have been 344,000, including pending and completed acquisitions. Subscriber penetration increased from 7.1% at December 31, 1997 to 9.4% at December 31, 1998, including pending and completed acquisitions.

         Total DBS net revenues were $147.1 million in 1998, an increase of $109.0 million, or 286%, compared to DBS net revenues of $38.2 million in 1997. The increase is primarily due to an increase in the average number of subscribers in 1998 compared to 1997. Pegasus' 1998 DBS acquisitions represented $70.4 million, or 65%, of the $109.0 million increase in DBS net revenues. The average monthly revenue per subscriber was $41.63 in 1998 compared to $40.72 in 1997. Pro forma DBS net revenues, including pending acquisitions at December 31, 1998, were $197.8 million, an increase of $57.9 million, or 41%, compared to pro forma DBS net revenues of $139.9 million in 1997.

         Programming, technical, and general and administrative expenses were $102.4 million in 1998, an increase of $76.4 million, or 294%, compared to $26.0 million in 1997. The increase is attributable to significant growth in subscribers and territory in 1998. Pegasus' 1998 DBS acquisitions represented $45.7 million, or 60%, of the $76.4 million increase in programming, technical, and general and administrative expenses. As a percentage of revenue, programming, technical, and general and administrative expenses were 69.3% in 1998 compared to 68.1% in 1997.

         Subscriber acquisition costs were $45.7 million, an increase of $35.2 million compared to $10.5 million in 1997. In 1997, $4.5 million in subscriber acquisition costs were capitalized as a significant number of subscribers entered into extended programming contracts. Pegasus generally did not require new subscribers to sign programming contracts in 1998. The total subscriber acquisition costs per gross subscriber addition were $344 in 1998 compared to $281 in 1997. The increase is attributable to increases in sales commissions paid to Pegasus' dealers, promotional programming and advertising. Pegasus expects subscriber acquisition costs per gross subscriber addition to increase in 1999.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $1.2 million in 1998, an increase of $364,000, or 46%, compared to $795,000 in 1997. The increase resulted from a larger gain in pro forma location cash flow during 1998 as compared to 1997.

         Depreciation and amortization was $59.1 million in 1998, an increase of $42.0 million, or 247%, compared to $17.0 million in 1997. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred in 1997 and 1998.

Broadcast

         In 1998, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues in 1998 were $34.3 million, an increase of $2.4 million, or 7%, compared to net broadcast revenues of $31.9 million in 1997. The increase was primarily attributable to an increase of $1.3 million in net broadcast revenues from stations that began operations in 1997 and a $558,000 increase in barter revenue. Net broadcast revenues from the two stations launched in 1998 were minimal.

         Programming, technical, and general and administrative expenses were $18.1 million in 1998, an increase of $2.4 million, or 15%, compared to $15.7 million in 1997. The increase is primarily due to a full year's expenses from the two stations launched in 1997 and higher programming costs in 1998.

         Marketing and selling expenses were $6.0 million in 1998, an increase of $289,000, or 5%, compared to $5.7 million in 1997. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $177,000 in 1998, a decrease of $121,000, or 40%, compared to $298,000 in 1997. The decrease resulted from a lower gain in pro forma location cash flow during 1998 as compared to 1997.

         Depreciation and amortization was $4.6 million in 1998, an increase of $802,000, or 21%, compared to $3.8 million in 1997. The increase in depreciation and amortization is due to an increase in fixed assets associated with the construction of the new stations in 1997 and 1998.

Cable

         Total net cable revenues were $13.8 million in 1998, a decrease of $2.9 million, or 18%, compared to net cable revenues of $16.7 million in 1997. The decrease is primarily due to the sale of Pegasus' remaining New England cable systems effective July 1, 1998. Net cable revenues from the New England Cable systems were $3.3 million in 1998 compared to $6.1 million in 1997. The net revenues derived from Pegasus' Puerto Rico cable system were $10.5 million in 1998 compared to $10.4 million in 1997. The average monthly revenue per subscriber was $33.48 in 1998 compared to $32.46 in 1997. On September 22, 1998, Hurricane Georges swept through Puerto Rico damaging Pegasus' cable system. Prior to the hurricane, Pegasus had approximately 29,000 subscribers. As of December 31, 1998, there were 28,800 subscribers compared to 27,300 at December 31, 1997. Pegasus estimates that it lost approximately $1.4 million in net cable revenues as a result of the hurricane.

         Programming, technical, and general and administrative expenses were $7.6 million in 1998, a decrease of $870,000, or 10%, compared to $8.4 million in 1997. The decrease is primarily attributable to the sale of Pegasus' New England cable systems.

         Marketing and selling expenses were $341,000 in 1998, an increase of $74,000, or 27%, compared to $267,000 in 1997. The increase is primarily due to an increase in Puerto Rico's promotional expenses in connection with post-hurricane activities partially offset by the sale of Pegasus' New England cable systems.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $115,000 in 1998, a decrease of $66,000, or 36%, compared to $181,000 in 1997. The decrease resulted from a lower gain in pro forma location cash flow during 1998 as compared to 1997.

         Depreciation and amortization was $5.0 million in 1998, a decrease of $650,000, or 11%, compared to $5.6 million in 1997. The decrease in depreciation and amortization is primarily due to the sale of Pegasus' New England cable systems.

Year ended December 31, 1997 compared to the year ended December 31, 1996

         Total net revenues in 1997 were $86.8 million, an increase of $38.9 million, or 81%, compared to total net revenues of $47.9 million in 1996. The increase in total net revenue in 1997 was primarily due to an increase in DBS revenues of $32.3 million attributable to internal growth in Pegasus' DBS subscriber base and through acquisitions. Total operating expenses in 1997 were $93.4 million, an increase of $48.0 million, or 106%, compared to total operating expenses of $45.4 million in 1996. The increase was primarily due to an increase of $43.0 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $3.6 million in 1997, an increase of $1.2 million, or 49%, compared to $2.4 million in 1996. The increase in corporate expenses is due to internal and acquisition related growth.

         Interest expense was $16.1 million in 1997, an increase of $3.6 million, or 29%, compared to interest expense of $12.5 million in 1996. The increase in interest expense is primarily due to an increase in debt associated with Pegasus' acquisitions. Interest income was $1.5 million in 1997, an increase of $1.3 million, or 562%, compared to interest income of $232,000 in 1996. The increase in interest income is due to greater average cash balances in 1997 compared to 1996.

         Other expenses were $723,000 in 1997, an increase of $552,000, or 322%, compared to other expenses of $171,000 in 1996. The increase is due to increased board fees, investor relations and other costs associated with operating a public company.

         In 1997, Pegasus sold its New Hampshire cable system for $6.9 million resulting in a gain of $4.5 million.

         Extraordinary loss from the extinguishment of debt was $1.7 million in 1997 compared to $251,000 in 1996. In 1997, Pegasus refinanced its existing $130.0 million credit facility with a new $180.0 million credit facility and accordingly, the deferred financing costs associated with the $130.0 million credit facility were written off. In 1996, Pegasus refinanced its existing $10.0 million credit facility with a new $50.0 million credit facility and accordingly, the deferred financing costs associated with the $10.0 million credit facility were written off.

         Preferred stock dividends were $12.2 million in 1997 and represent preferred stock dividends payable under Pegasus' preferred stock issued in January 1997.

DBS

         During 1997, Pegasus acquired approximately 79,000 subscribers and the exclusive DIRECTV distribution rights to approximately 1.2 million households in rural areas of the United States. At December 31, 1997, Pegasus had exclusive DIRECTV distribution rights to 2.2 million households and 132,000 subscribers as compared to 1.0 million households and 30,000 subscribers at December 31, 1996. Subscriber penetration increased from 5.3% at December 31, 1996 to 7.1% at December 31, 1997, including pending and completed acquisitions.

         Total DBS net revenues were $38.3 million in 1997, an increase of $32.4 million, or 559%, compared to DBS net revenues of $5.8 million in 1996. The increase is primarily due to an increase in the actual number of subscribers in 1997 compared to 1996. Pegasus' 1997 DBS acquisitions represented $20.7 million, or 64%, of the $32.4 million increase in DBS net revenues. The average monthly revenue per subscriber was $40.72 in 1997 compared to $37.26 in 1996.

         Programming, technical, and general and administrative expenses were $26.0 million in 1997, an increase of $21.7 million, or 504%, compared to $4.3 million in 1996. The increase is attributable to significant growth in subscribers and territory in 1997. Pegasus' 1997 DBS acquisitions represented $15.0 million, or 69%, of the $21.7 million increase in programming, technical and general and administrative expenses. As a percentage of revenue, programming, technical, and general and administrative expenses were 68.1% in 1997 compared to 74.0% in 1996.

         Subscriber acquisition costs were $10.5 million in 1997, an increase of $8.6 million compared to $1.9 million in 1996. In 1997 and 1996, $4.5 million and $1.3 million, respectively, in subscriber acquisition costs were capitalized, as a significant number of the related subscribers entered into extended programming contracts. Total subscriber acquisition costs per gross subscriber addition were $281 in 1997 compared to $211 in 1996.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $795,000 in 1997, an increase of $649,000, or 445%, compared to $146,000 in 1996. The increase resulted from a larger gain in pro forma location cash flow during 1997 as compared to 1996.

         Depreciation and amortization was $17.0 million in 1997, an increase of $15.2 million, or 844%, compared to $1.8 million in 1996. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of acquisitions that occurred in 1996 and 1997.

Broadcast

         In 1997, Pegasus owned or programmed seven broadcast television stations in six markets. Two of these stations were launched during the second half of 1997. Total net broadcast revenues in 1997 were $32.0 million, an increase of $3.4 million, or 12%, compared to net broadcast revenues of $28.6 million in 1996. The increase was primarily attributable to an increase of $1.9 million in net broadcast revenues from ratings increases that Pegasus was able to convert into higher revenues and a $1.2 million increase in barter revenue. Net broadcast revenues from the two stations launched in 1997 were $289,000.

         Programming, technical, and general and administrative expenses were $15.7 million in 1997, an increase of $1.8 million, or 13%, compared to $13.9 million in 1996. The increase is primarily due to an increase in barter programming expense of $1.2 million and start-up costs associated with the launch of two new stations in 1997.

         Marketing and selling expenses were $5.7 million in 1997, an increase of $853,000, or 18%, compared to $4.8 million in 1996. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of the new stations.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $298,000 in 1997, a decrease of $393,000, or 57%, compared to $691,000 in 1996. The decrease resulted from a lower gain in pro forma location cash flow during 1997 as compared to 1996.

         Depreciation and amortization was $3.8 million in 1997, a decrease of $287,000, or 7%, compared to $4.1 million in 1996.

Cable

         Total net cable revenues were $16.7 million in 1997, an increase of $3.2 million, or 24%, compared to net cable revenues of $13.5 million in 1996. The increase is primarily due to a full year of operations of a Puerto Rico cable system acquired in August 1996. This increase was partially offset by the sale of Pegasus' New Hampshire cable system in January 1997. The average monthly revenue per subscriber was $32.46 in 1997 compared to $32.45 in 1996.

         Programming, technical, and general and administrative expenses were $8.4 million in 1997, an increase of $1.3 million, or 19%, compared to $7.1 million in 1996. The increase is primarily attributable to a full year of operations of a Puerto Rico cable system acquired in August 1996.

         Marketing and selling expenses were $267,000 in 1997, an increase of $177,000, or 197%, compared to $90,000 in 1996. The increase is primarily due to an increase in Puerto Rico's promotional expenses.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $181,000 in 1997, an increase of $33,000, or 22%, compared to $148,000 in 1996. The increase resulted from a larger gain in pro forma location cash flow during 1997 as compared to 1996.

         Depreciation and amortization was $5.6 million in 1997, an increase of $398,000, or 8%, compared to $5.2 million in 1996. The increase in depreciation and amortization is primarily due an increase in the fixed and intangible asset base as the result of a Puerto Rico cable system acquired in August 1996.

Liquidity and Capital Resources

         Pegasus' primary sources of liquidity have been the net cash provided by its DBS, broadcast and cable operations, credit available under its credit facilities and proceeds from public and private offerings. Pegasus' principal use of its cash has been to fund acquisitions, to meet debt service obligations, to fund DBS subscriber acquisition costs and to fund investments in its broadcast and cable technical facilities.

         Pre-marketing cash flow increased by approximately $30.1 million, or 98%, for the year ended December 31, 1998 as compared to the same period in 1997. Pre-marketing cash flow increased as a result of:

         o a $32.5 million, or 266%, increase in DBS pre-marketing cash flow of which $3.8 million, or 12%, was due to an increase in same territory pre-marketing cash flow and $28.7 million or 88% was attributable to territories acquired in 1997 and 1998;

         o a $249,000, or 2%, decrease in broadcast location cash flow as the result of a $121,000, or 1%, decrease in same station location cash flow and a $128,000 decrease attributable to the four new stations launched in August 1997, October 1997, July 1998 and November 1998; and

         o        a $2.1 million, or 27%, decrease in cable location cash flow.
                  This decrease was the result of a $610,000, or 13%, decrease in Puerto Rico same system location cash flow, a $67,000 reduction due to the sale of Pegasus' New Hampshire cable system effective January 31, 1997 and a $1.4 million reduction due to the sale of Pegasus' remaining New England cable systems effective July 1, 1998.

         During the year ended December 31, 1998, proceeds from the sale of Pegasus' remaining New England cable systems amounted to $30.1 million, which together with $10.5 million of cash on hand at the beginning of the year, $3.3 million of cash acquired from acquisitions and $133.8 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $22.0 million and other investing activities of $134.8 million. Investing activities, net of cash acquired from acquisitions and proceeds from the sale of the New England cable systems, consisted of:

         o the acquisition of DBS assets, excluding Digital Television Services, Inc., from 26 independent DIRECTV providers during 1998 for approximately $109.3 million;

         o approximately $6.8 million of broadcast expenditures for broadcast television transmitter, tower and facility constructions and upgrades. Pegasus commenced the programming of four new broadcast stations over the last two years, WPME in August 1997, WGFL in October 1997, WFXU in July 1998 and WSWB in November 1998, and plans to commence programming of an additional station by the year 2000;

         o        DBS facility upgrades of approximately $1.2 million;

         o the expansion and enhancements of the Puerto Rico cable system amounting to approximately $2.0 million;

         o        payments of programming rights amounting to $2.6 million;

         o capitalized costs relating to Pegasus' financing of $4.4 million;

         o capitalized costs relating to the acquisition of Digital Television Services, Inc. of $4.3 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $4.2 million.

         Financing activities consisted of:

         o the $100.0 million 9 3/4% senior notes offering resulting in proceeds to Pegasus of approximately $96.8 million;

         o net borrowings on bank credit facilities totaling $44.4 million;

         o the repayment of approximately $15.0 million of long-term debt, primarily sellers' notes and capital leases; and

         o net restricted cash draws of approximately $7.5 million for interest payments.

         As of December 31, 1998, cash on hand amounted to $54.5 million plus restricted cash of $21.5 million. Pegasus had $27.5 million drawn and standby letters of credit amounting to $49.6 million under the $180.0 million Pegasus Media & Communications credit facility. Additionally, there was $46.4 million drawn and standby letters of credit of $18.5 million outstanding under the $90.0 million Digital Television Services credit facility.

         Pre-marketing cash flow increased by $13.0 million or 74% for the year ended December 31, 1997, as compared to the same period in 1996. Pre-marketing cash flow increased as a result of:

         o a $10.7 million, or 705%, increase in DBS pre-marketing cash flow. Of this amount, $1.0 million, or 10%, was due to an increase in same territory pre-marketing cash flow and $9.7 million, or 90%, was attributable to territories acquired subsequent to the third quarter of 1996;

         o        a $649,000, or 6%, increase in broadcast location cash flow.
                  The increase was the net result of a $1.4 million, or 17%, increase in same station location cash flow, a $343,000 decrease attributable to stations acquired in the first quarter of 1996, and a $361,000 decrease attributable to the two new stations launched in August 1997 and October 1997; and

         o        a $1.7 million, or 27%, increase in cable location cash flow.
                  This increase was the net result of a $646,000, or 14%, increase in same system location cash flow, a $1.7 million increase due to the system acquired in August 1996, and a $703,000 reduction due to the sale of Pegasus' New Hampshire cable system effective January 31, 1997.

         During the year ended December 31, 1997, net cash provided by operating activities was approximately $8.5 million. This amount, together with $8.6 million of cash on hand, $6.9 million of net proceeds from the sale of the New Hampshire cable system and $169.1 million of net cash provided by Pegasus' financing activities was used to fund other investing activities totaling $149.1 million. Financing activities consisted of:

         o raising $95.8 million in net proceeds from Pegasus' preferred stock offering in January 1997 and $111.0 million in net proceeds from Pegasus' offering of senior notes in October 1997,

         o        borrowing $94.2 million under a former bank credit facility,

         o repayment of all $94.2 million of that indebtedness and $29.6 million of indebtedness under a still earlier credit facility,

         o net repayment of approximately $657,000 of other long-term debt,

         o designating $1.2 million as restricted cash to collateralize a letter of credit, and

         o the incurrence of approximately $6.2 million in debt issuance costs associated with various credit facilities.

         Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of:

         o the acquisition of DBS assets from 25 independent DIRECTV providers during 1997, for approximately $133.9 million;

         o broadcast television transmitter, tower and facility constructions and upgrades totaling approximately $5.8 million;

         o the interconnection and expansion of the Puerto Rico cable systems amounting to approximately $1.8 million;

         o        payments of programming rights amounting to $2.6 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $5.4 million.

         During the year ended December 31, 1996, net cash provided by operating activities was approximately $3.1 million. This amount, together with $12.0 million of cash on hand, $9.9 million of restricted cash and $74.7 million of net cash from Pegasus' financing activities was used to fund investing activities totaling $81.2 million. Investing activities consisted of:

         o the Portland, Maine and Tallahassee, Florida broadcast acquisitions for approximately $16.6 million;

         o the San German, Puerto Rico cable acquisition for approximately $26.0 million;

         o the acquisition of DBS assets from two independent DIRECTV providers during the fourth quarter of 1996 for approximately $29.9 million;

         o the purchase of a New England cable office facility and headend facility for $201,000;

         o        the fiber upgrade in a cable system amounting to $323,000;

         o the purchase of DIRECTV system units used as rental and lease units amounting to $832,000;

         o        payments of programming rights amounting to $1.8 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $6.7 million.

         As defined in the Certificate of Designation governing Pegasus' Series A Preferred Stock and the indentures governing Pegasus' senior notes, Pegasus is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries on a consolidated basis where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, we believe that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Digital Television Services, Inc., among certain other of Pegasus' subsidiaries, are not included in the definition of Restricted Subsidiaries and, accordingly, their operating results are not included in the Adjusted Operating Cash Flow data provided below. Pro forma for the 26 completed DBS acquisitions occurring in 1998 and the sale of our remaining New England cable systems, as if such acquisitions/disposition occurred on January 1, 1998, Adjusted Operating Cash Flow would have been approximately $47.6 million as follows:

                                                                                  Four Quarters Ended
                                (in thousands)                                     December 31,1998
                                                                                   ----------------
Revenues .....................................................................       $176,963
Direct operating expenses, excluding depreciation, amortization and other
non-cash charges .............................................................        125,710
Income from operations before incentive compensation corporate  expenses,
depreciation and amortization and other non-cash charges .....................         51,253
Corporate expenses ...........................................................          3,614
                                                                                     --------
Adjusted operating cash flow .................................................       $ 47,639
                                                                                     ========

Financings

         Pegasus Media & Communications, Inc. completed an $85.0 million notes offering on July 7, 1995. The notes were sold at a $4.0 million discount. The proceeds from the notes offering, together with cash on hand, were used to:

         o repay approximately $38.6 million in loans and other obligations,

         o repurchase $25.6 million of notes for approximately $13.0 million, which resulted in a $10.2 million extraordinary gain net of expenses,

         o make a $12.5 million distribution to Pegasus Communications Holdings, Inc.,

         o escrow $9.7 million for the purpose of paying interest on the notes,

         o        pay $3.3 million in fees and expenses, and

         o fund $8.8 million of the cash portion of the purchase price of the WPXT acquisition.

         During July 1995, Pegasus Media & Communications entered into a credit facility in the amount of $10.0 million. This credit facility was retired in August 1996 from borrowings under the 1996 Pegasus Media & Communications credit facility.

         In 1996, Pegasus Media & Communications entered into a credit facility which provided for borrowings up to $50.0 million. This credit facility was retired in December 1997 from borrowings under the 1997 Pegasus Media & Communications credit facility.

         In 1996, Digital Television Services, Inc. entered into a credit facility which provides for borrowings up to $90.0 million. Approximately $50.4 million was outstanding as of March 1, 1999. The credit facility expires in July 2003.

         On October 8, 1996, Pegasus completed its initial public offering in which it sold 3.0 million shares of its Class A Common Stock to the public at a price of $14.00 per share resulting in net proceeds to Pegasus of approximately $38.1 million. Pegasus applied the net proceeds from the initial public offering as follows:

         o $29.9 million for the payment of the cash portion of the purchase price for the acquisition of DBS assets from two independent providers of DIRECTV services during the fourth quarter of 1996, and

         o other payments in connection with certain other acquisitions and the repayment of indebtedness.

         On January 27, 1997, Pegasus completed an offering in which it sold 100,000 units, consisting of 100,000 shares of preferred stock and 100,000 warrants to purchase 193,600 shares of Class A Common Stock. This offering resulted in net proceeds to Pegasus of $95.8 million. Pegasus applied the net proceeds from the offering as follows:

         o $30.1 million to the repayment of all outstanding indebtedness under the 1996 Pegasus Media & Communications credit facility and expenses related to it, and

         o $56.5 million for the payment of the cash portion of the purchase price for the acquisition of DBS assets from various independent DIRECTV providers. The remaining net proceeds were used for working capital, general corporate purposes and to finance other acquisitions.

         On July 9, 1997, Pegasus Satellite Holdings, Inc. entered into a $130.0 million credit facility, which was collateralized by substantially all of the assets of Pegasus Satellite Holdings and its subsidiaries. The facility consisted of a $40.0 million seven-year senior term loan and a $90.0 million six-year senior revolving credit facility. On October 21, 1997, outstanding balances under the credit facility were repaid from the proceeds of the offering of senior notes discussed below and commitments under the Pegasus Satellite Holdings credit facility were terminated. Deferred financing fees relating to the $130.0 million revolving credit facility were written off, resulting in an extraordinary loss of $1.7 million on the refinancing transaction.

         On October 21, 1997, Pegasus completed an offering in which it sold $115.0 million of its 9.625% senior notes, resulting in net proceeds to Pegasus of approximately $111.0 million. Pegasus applied the net proceeds from the offering as follows:

         o $94.2 million to the repayment of all outstanding indebtedness under the Pegasus Satellite Holdings credit facility, and

         o $16.8 million for the payment of the cash portion of the purchase price for the acquisition of DBS assets from various independent DIRECTV providers.

         On December 10, 1997, Pegasus Media & Communications entered into a credit facility. The credit facility is a $180.0 million six-year, collateralized, reducing revolving credit facility. Borrowings under the credit facility are available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. Approximately $35.0 million was outstanding as of March 1, 1999. The credit facility expires in December 2003.

         On November 30, 1998, Pegasus completed an offering of $100.0 million 9 3/4% senior notes due 2006, resulting in net proceeds to Pegasus of approximately $96.8 million. Pegasus applied $64.0 million of the net proceeds to pay down indebtedness under the Pegasus Media & Communications credit facility and $32.8 million to the cash portion of certain completed DBS acquisitions.

         Pegasus believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations for at least the next twelve months. However, Pegasus is highly leveraged and our ability in the future to repay our existing indebtedness will depend upon the success of our business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors that are beyond our control. We cannot assure you that we will be able to generate the substantial increases in cash flow from operations that we will need to meet the obligations under our indebtedness. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things:

         o restrict our ability to pay dividends and make certain other payments and investments;

         o        borrow additional funds;

         o        create liens; and

         o        to sell our assets.

Failing to make debt payments or comply with our covenants could result in an event of default which if not cured or waived could have a material adverse effect on us.

         Pegasus closely monitors conditions in the capital markets to identify opportunities for the effective use of financial leverage. In financing its future expansion and acquisition requirements, Pegasus would expect to avail itself of such opportunities and thereby increase its indebtedness. This could result in increased debt service requirements. We cannot assure you that such debt financing can be completed on terms satisfactory to Pegasus or at all. Pegasus may also issue additional equity to fund its future expansion and acquisition requirements.

Year 2000

         The year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches and is reached. These problems generally arise from the fact that most computer hardware and software have historically used only two digits to identify the year in a date, often resulting in the computer failing to distinguish dates in the 2000's from dates in the 1900's. These problems may also arise from additional sources, such as the use of special codes and conventions in software utilizing the date field.

         Pegasus has reviewed all of its systems as to the year 2000 issue. Pegasus' primary focus has been on its own internal systems. Pegasus has in the past three years replaced or upgraded, or is in the process of replacing or upgrading, all of its TV traffic systems, cable billing systems and corporate accounting systems. All of these new systems are expected to be in place by May 31, 1999. However, if any necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the year 2000 issue may take longer for Pegasus to address and may have a material adverse impact on Pegasus' financial condition and its results of operations.

         Pegasus relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the National Rural Telecommunications Cooperative and their respective vendors. Pegasus has established a policy to ensure that these vendors are currently in compliance with the year 2000 issue or have a plan in place to be in compliance with the year 2000 issue by the first quarter of 1999. In addition, Pegasus has had initial communications with certain of its other significant suppliers, distributors, financial institutions, lessors and parties with which it conducts business to evaluate their year 2000 compliance plans and state of readiness and to determine the extent to which Pegasus' systems may be affected by the failure of others to remediate their own year 2000 issues. To date, however, Pegasus has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the year 2000 issue. As such, we cannot assure you that these other parties will complete their year 2000 conversion in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect Pegasus' financial condition and its results of operations.

         Because Pegasus' year 2000 conversion is expected to be completed prior to any potential disruption to Pegasus' business, Pegasus has not yet completed the development of a comprehensive year 2000-specific contingency plan. However, as part of its year 2000 contingency planning effort, Pegasus examines information received from external sources for date integrity before bringing it into its internal systems. If Pegasus determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to date relating to the year 2000 issue amounted to approximately $150,000. Costs to be incurred beyond December 31, 1998, relating to the year 2000 issue are expected to be approximately $200,000.

Dividend Policy

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Credit facilities and publicly held debt securities of Pegasus' principal subsidiaries restrict them from paying dividends to Pegasus. In addition, Pegasus' ability to pay dividends and Pegasus' and its subsidiaries' ability to incur indebtedness are subject to certain restrictions contained in Pegasus' and its subsidiaries' credit facilities and publicly held debt securities and in the terms of Pegasus' Series A preferred stock.

Seasonality

         Pegasus' revenues vary throughout the year. As is typical in the broadcast television industry, Pegasus' first quarter generally produces the lowest revenues for the year and the fourth quarter generally produces the highest revenues for the year. Pegasus' operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

Inflation

         Pegasus believes that inflation has not been a material factor affecting its business. In general, Pegasus' revenues and expenses are impacted to the same extent by inflation. A majority of Pegasus' indebtedness bears interest at a fixed rate.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages F-1 through F-22.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning the executive officers and directors of Pegasus.

                Name                 Age   Position
                ----                 ---   --------
Marshall W. Pagon (1) ..............  43   Chairman of the Board, President and Chief Executive Officer
Robert N. Verdecchio ...............  42   Senior Vice President, Chief Financial Officer, Treasurer,
                                           Assistant Secretary and Director
Ted S. Lodge .......................  42   Senior Vice President, Chief Administrative Officer, General
                                           Counsel and Secretary
Howard E. Verlin ...................  37   Vice President and Assistant Secretary
Nicholas A. Pagon ..................  42   Vice President
Michael C. Brooks (1) ..............  54   Director
Harry F. Hopper III (2) ............  45   Director
James J. McEntee, III (2) ..........  41   Director
Mary C. Metzger (1)(3) .............  53   Director
William P. Phoenix .................  41   Director
Riordon B. Smith (3) ...............  37   Director
Donald W. Weber (2)(3) .............  62   Director

------------
(1) Member of Nominating Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

         Marshall W. Pagon has served as President, Chief Executive Officer and Chairman of the Board of Pegasus since its incorporation, and served as Treasurer of Pegasus from its incorporation to June 1997. From 1991 to October 1994, when the assets of various affiliates of Pegasus Media & Communications, Inc., principally limited partnerships that owned and operated Pegasus' broadcast and cable operations, were transferred to Pegasus Media & Communication's subsidiaries, entities controlled by Mr. Pagon served as the general partners of these partnerships and conducted the business of Pegasus. Mr. Pagon's background includes over 18 years of experience in the media and communications industry. Mr. Pagon is the brother of Nicholas A. Pagon.

         Robert N. Verdecchio has served as Pegasus' Senior Vice President, Chief Financial Officer and Assistant Secretary since its inception and as Pegasus' Treasurer since June 1997. He has also served similar functions for Pegasus Media & Communication's affiliates and predecessors in interest since 1990. Mr. Verdecchio has been a director of Pegasus and Pegasus Media & Communications since December 18, 1997. Mr. Verdecchio is a certified public accountant and has over 13 years of experience in the media and communications industry. Mr. Verdecchio is serving as a director of Pegasus as Marshall W. Pagon's designee to the board of directors.

         Ted S. Lodge has served as Senior Vice President, Chief Administrative Officer, General Counsel and Assistant Secretary of Pegasus since July 1, 1996. In June 1997, Mr. Lodge became Pegasus' Secretary. From June 1992 through June 1996, Mr. Lodge practiced law with the law firm of Lodge & Company. During that period, Mr. Lodge was engaged by Pegasus as its outside legal counsel in connection with various matters.

         Howard E. Verlin is a Vice President and Assistant Secretary of Pegasus and is responsible for operating activities of Pegasus' DBS and cable subsidiaries, including supervision of their general managers. Mr. Verlin has served similar functions with respect to Pegasus' predecessors in interest and affiliates since 1987 and has over 15 years of experience in the media and communications industry.

         Nicholas A. Pagon has served as a Vice President of Pegasus and Chief Executive Officer of its broadcast subsidiaries since November 1998 and is responsible for all broadcast television activities of Pegasus. From January to November 1998, Mr. Pagon served as President of Pegasus Development Corporation, a subsidiary of Pegasus. From 1990 through December 1998, Mr. Pagon was President of Wellspring Consulting, Inc., a telecommunications consulting business. Mr. Pagon is the brother of Marshall W.
Pagon.

         Michael C. Brooks has been a director of Pegasus since April 27, 1998. From February 1997 until April 27, 1997, Mr. Brooks had been a director of Digital Television Services, Inc. He has been a general partner of J.H. Whitney & Co., a venture capital firm, since January 1985 and currently serves as Senior Partner. Mr. Brooks is also a director of SunGard Data Systems Inc., Nitinol Medical Technologies, Inc. and several private companies. Mr. Brooks is serving as a director of Pegasus as Whitney's designee to the board of directors.

         Harry F. Hopper III has been a director of Pegasus since April 27, 1998. From June 1996 until April 27, 1998, Mr. Hopper had been a director of Digital Television Services, Inc., or a manager of its predecessor, Digital Television Services, LLC. Mr. Hopper is a Managing Director of Columbia Capital Corporation which he joined in January 1994. Columbia Capital is a venture capital firm with an investment focus on communications services, and information and communication technologies. Mr. Hopper is serving as a director of Pegasus as Columbia's designee to the board of directors.

         James J. McEntee, III has been a director of Pegasus since October 8, 1996. Mr. McEntee has been a member of the law firm of Lamb, Windle & McErlane, P.C. for the past six years and a principal of that law firm for the past five years.

         Mary C. Metzger has been a director of Pegasus since November 14, 1996. Ms. Metzger has been Chairman of Personalized Media Communications LLC and its predecessor company, Personalized Media Communications Corp. since February 1989. Ms. Metzger has also been Managing Director of Video Technologies International, Inc. since June 1986.

         William P. Phoenix has been a director of Pegasus since June 17, 1998. He is a Managing Director of CIBC Oppenheimer Corp. and co-head of its Credit Capital Markets Group. Mr. Phoenix is also a member of CIBC Oppenheimer Corp.'s credit investment and risk committees. Prior to joining CIBC Oppenheimer Corp. in 1995, Mr. Phoenix had been a Managing Director of Canadian Imperial Bank of Commerce with management responsibilities for the bank's acquisition finance, mezzanine finance and loan workout and restructuring businesses. Mr. Phoenix joined Canadian Imperial Bank of Commerce in 1982. Mr. Phoenix is one of Marshall W. Pagon's designees to the board of directors pursuant to a voting agreement.

         Riordon B. Smith has been a director of Pegasus since April 27, 1998. From February 1997 until April 27, 1998, Mr. Smith had been a director of Digital Television Services, Inc., or a manager of its predecessor, Digital Television Services, LLC. Mr. Smith is a Senior Vice President of Fleet Private Equity Co., Inc., which he joined in 1990. Fleet Private Equity Co., Inc. is a private equity fund with an investment focus in media and information, telecommunications services, healthcare services, industrial manufacturing business services and consumer products and services. Mr. Smith is serving as a director of Pegasus as Chisholm Partners, III, L.P.'s designee to the board of directors.

         Donald W. Weber has been a director of Pegasus since its incorporation and a director of Pegasus Media & Communications since November 1995. Until its acquisition by Pegasus in November 1997, Mr. Weber had been the President and Chief Executive Officer of ViewStar Entertainment Services, Inc., an NRTC associate that distributed DIRECTV services in North Georgia, since August 1993. From November 1991 through August 1993, Mr. Weber was a private investor and consultant to various communication companies. Prior to that time, Mr. Weber was President and Chief Executive Officer of Contel Corporation until its merger with GTE Corporation in 1991. Mr. Weber is currently a member of the boards of directors of Powertel, Inc. and Healthdyne Information Enterprises, Inc., which are publicly-traded companies.

         In connection with the acquisition of DIRECTV rights and related assets from Harron Communications Corp., Pegasus Communications Holdings, Inc., Pegasus' parent corporation, agreed to nominate a designee of Harron as a member of Pegasus' board of directors. Effective October 8, 1996, James J. McEntee, III, was appointed to Pegasus' board of directors as Harron's designee.
Harron's right to designate a board member terminated on October 8, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Pegasus' executive officers and directors and persons who own more than ten percent of a registered class of Pegasus' equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Pegasus with copies of these reports. Based on Pegasus' review of the copies of these reports received by it, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, Pegasus believes that all filings required to be made by the reporting persons for 1998 were made on a timely basis for 1998.

ITEM 11: EXECUTIVE COMPENSATION

         The following table sets forth certain information for Pegasus' last three fiscal years concerning the compensation paid to the Chief Executive Officer and to each of Pegasus' most highly compensated officers. The most highly compensated officers are those whose total annual salary and bonus for the fiscal year ended December 31, 1998 exceeded $100,000.

         Prior to the consummation of Pegasus' initial public offering of common stock in October 1996, Pegasus' executive officers never received any salary or bonus compensation from Pegasus. The salary amounts presented below under "Annual Compensation" for January 1, 1996 through October 8, 1996 were paid by an affiliate of Pegasus. After October 8, 1996, Pegasus' executive officers' salaries were paid by Pegasus. There are no employment agreements between Pegasus and its executive officers.

         Upon Pegasus' initial public offering in October 1996, certain shares of Class B Common Stock were exchanged for shares of Class A Common Stock and distributed to certain members of management, including 38,807 shares of Class A Common Stock that were distributed to Mr. Verdecchio. This information is set forth under the column "Restricted Stock Award" below.

         Unless otherwise indicated, the amounts listed under the column "All Other Compensation" represent Pegasus' contributions under its 401(k) plans.

                                                                            Long Term Compensation
                                                                       --------------------------------
                                               Annual Compensation                  Awards
                                               -------------------     --------------------------------
                                                                        Restricted       Securities        All Other
     Name             Principal Position        Year       Salary      Stock Award   Underlying Options  Compensation
     ----             ------------------        ----       ------      -----------   ------------------  ------------
Marshall W.      President and Chief            1998      $200,000       $77,161           85,000         $67,274(1)
Pagon            Executive                      1997      $200,000       $100,558          85,000         $63,228(1)
                 Officer                        1996      $150,000          --               --           $62,253(1)


Robert N.        Senior Vice President and      1998      $150,000       $38,580           40,000           $12,720
Verdecchio       Chief                          1997      $150,000       $50,279           40,000           $9,500
                 Financial Officer              1996      $125,000       $555,940            --             $6,875


Ted S.           Senior Vice President,         1998      $150,000       $30,864           60,000           $9,263
Lodge(2)         Chief                          1997      $150,000       $40,223           40,000           $1,800
                 Administrative Officer and     1996     $75,000(2)         --               --               --
                 General Counsel

Howard E.        Vice President, Satellite      1998      $135,000       $110,125          40,000           $5,480
Verlin           and                            1997      $135,000       $100,558          40,000           $1,685
                 Cable Television               1996      $100,000          --               --             $1,100


----------------------
(1) Of the amounts listed for Mr. Pagon for 1998, 1997 and 1996, $53,728, $53,728 and $53,728, respectively, represent the actuarial benefit to Mr. Pagon of premiums paid by Pegasus in connection with the split dollar agreement entered into by Pegasus with the trustees of insurance trust established by Mr. Pagon. See Item 13: Certain Relationships and Related Transactions -- Split Dollar Agreement. The remainder represents Pegasus' contributions under its 401(k) plans.

(2)   Mr. Lodge became an employee of Pegasus on July 1, 1996.

         Pegasus granted options to employees to purchase a total of 336,800 shares during 1998. The amounts set forth below in the columns entitled "5%" and "10%" represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

                              Option Grants in 1998
                           Potential Realizable Value

                                          % of Total
                                        Options Granted    Exercise
                           Options      to Employees in      Price      Expiration
       Name                Granted        Fiscal Year      Per Share       Date            5%             10%
       ----                -------        -----------      ---------       ----            --             ---

Marshall W. Pagon          85,000           25.24%          $21.375       2-16-08      $1,142,623       $2,895,631

Robert N. Verdecchio       40,000           11.88%          $21.375       2-16-08        $537,705       $1,362,650

Ted S. Lodge               60,000           17.81%          $21.375       2-16-08        $806,557       $2,043,975

Howard E. Verlin           40,000           11.88%          $21.375       2-16-08        $537,705       $1,362,650

         The table below shows aggregated stock option exercises by the named executive officers in 1998, and 1998 year-end values. In-the-money options, which are listed in the last two columns, are those in which the fair market value of the underlying securities exceeds the exercise price of the option. The closing price of Pegasus' Class A Common Stock on December 31, 1998 was $25.06 per share.

                     Aggregated Option Exercises in 1998 and
                           1998 Year End Option Values

                                                       Number of Unexercised             Value of Unexercised
                                                         Options at Fiscal               In-the-Money Options
                                                              Year End                    at Fiscal Year End
                                                   -----------------------------     -----------------------------
                       Shares Acquired    Value
        Name             on Exercise    Realized   Exercisable     Unexercisable     Exercisable     Unexercisable
        ----             -----------    --------   -----------     -------------     -----------     -------------
Marshall W. Pagon            --            --         17,000          153,000          $239,020       $1,259,305

Robert N. Verdecchio         --            --         9,090            70,910          $127,805         $581,995

Ted S. Lodge                 --            --         9,090            90,910          $127,805         $655,695

Howard E. Verlin             --            --         9,090            70,910          $127,805         $581,995

Compensation of Directors

         Under Pegasus' by-laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the board of directors. Pegasus currently pays its directors who are not employees or officers of Pegasus an annual retainer of $10,000 plus $750 for each board meeting attended in person, $350 for each meeting of a committee of the board and $375 for each board meeting held by telephone. Pegasus also reimburses each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the board or committee of the board.

         On February 17, 1998, James J. McEntee, III, Mary C. Metzger, and Donald W. Weber, who were then all of Pegasus' nonemployee directors, each received options to purchase 5,000 shares of Class A Common Stock under the Pegasus Communications 1996 Stock Option Plan. Each option vests in annual installments of 2,500 shares, was issued at an exercise price of $21.375 per share (the closing price of the Class A Common Stock at the time of the grant), and is exercisable until the tenth anniversary from the date of grant.

Compensation Committee Interlocks and Insider Participation

         During 1998, the board of directors generally made decisions concerning executive compensation of executive officers. The board included Marshall W. Pagon, the President and Chief Executive Officer of Pegasus, and Robert N. Verdecchio, Pegasus' Senior Vice President and Chief

Financial Officer. A special stock option committee, however, made certain decisions regarding option grants under the stock option plan. Both the stock option plan and restricted stock plan are discussed below.

Incentive Program


General

         The incentive program, which includes the restricted stock plan, the 401(k) plans and the stock option plan, is designed to promote growth in stockholder value by providing employees with restricted stock awards in the form of Class A Common Stock and grants of options to purchase Class A Common Stock. Awards under the restricted stock plan, other than excess and discretionary awards, and the 401(k) plans, other than matching contributions, are in proportion to annual increases in location cash flow. For this purpose we automatically adjust location cash flow for acquisitions. As a result, for the purpose of calculating the annual increase in location cash flow, the location cash flow of the acquired properties is included as if it had been a part of Pegasus' financial results for the comparable period of the prior year.

         Pegasus believes that the restricted stock plan and 401(k) plans result in greater increases in stockholder value than result from a conventional stock option program. The basis of this belief is that these plans create a clear cause and effect relationship between initiatives taken to increase location cash flow and the amount of incentive compensation that results from these initiatives.

         Although the restricted stock plan and 401(k) plans like conventional stock option programs provide compensation to employees as a function of growth in stockholder value, the tax and accounting treatments of these programs are different. For tax purposes, incentive compensation awarded under the restricted stock plan generally and the 401(k) plans is fully tax deductible as compared to conventional stock option grants which generally are only partially tax deductible upon exercise. For accounting purposes, conventional stock option programs generally do not result in a charge to earnings while compensation under the restricted stock plan generally and the 401(k) plans do result in a charge to earnings. Pegasus believes that these differences result in a lack of comparability between the EBITDA of companies that utilize conventional stock option programs and Pegasus' EBITDA. The table below lists the specific maximum components of the restricted stock plan and the 401(k) plans in terms of a $1 increase in annual location cash flow. The table does not list excess and discretionary awards under the restricted stock plan or matching contributions under the 401(k) plans.

                                     Component                                            Amount
                                    -----------                                         -----------
Restricted stock grants to general managers based on the increase in annual
location cash flow of individual business units .......................................   6 Cents

Restricted stock grants to department managers based on the increase in annual
location cash flow of individual business units .......................................   6 Cents

Restricted stock grants to corporate managers (other than executive officers)
based on the company-wide increase in annual location cash flow .......................   3 Cents

Restricted stock grants to employees selected for special recognition .................   5 Cents

Restricted stock grants under the 401(k) plans for the benefit of all eligible employees and allocated pro-rata based on wages .......................................  10 Cents
                                                                                         ---------
Total ................................................................................   30 Cents

         Executive officers and non-employee directors are not eligible to receive profit sharing awards under the restricted stock plan. Executive officers are eligible to receive awards under the restricted stock plan consisting of:

         o        special recognition awards.

         o excess awards made to the extent that an employee does not receive a matching contribution under the 401(k) plans because of restrictions of the Internal Revenue Code or the Puerto Rico Internal Revenue Code.

         o discretionary restricted stock awards determined by a board committee, or the full board.

         Executive officers, non-employee directors and, effective December 18, 1998, all employees are eligible to receive options under the stock option plan.

Restricted Stock Plan

         The Pegasus restricted stock plan became effective in September 1996 and will terminate in September 2006. Under the restricted stock plan, 350,000 shares of Class A Common Stock are available for granting restricted stock awards to eligible employees of Pegasus. The restricted stock plan provides for four types of restricted stock awards that are made in the form of Class A Common Stock as shown in the table above:

         o profit sharing awards to general managers, department managers and corporate managers (other than executive officers).

         o special recognition awards for consistency, initiative, problem solving and individual excellence.

         o excess awards that are made to the extent that an employee does not receive a matching contribution under the U.S. 401(k) plan or Puerto Rico 401(k) plan because of restrictions of the Internal Revenue Code or the Puerto Rico Internal Revenue Code.

         o        discretionary restricted stock awards.

         Restricted stock awards other than special recognition awards vest 34% after two years of service with Pegasus, 67% after three years of service and 100% after four years of service. Special recognition awards are fully vested on the date of the grant. Effective December 18, 1998, grantees may elect to receive certain types of awards under the restricted stock plan in the form of an option rather than stock subject to a vesting schedule.

Stock Option Plan

         The Pegasus Communications 1996 Stock Option Plan became effective in September 1996 and terminates in September 2006. Under the stock option plan, up to 970,000 shares of Class A Common Stock are available for the granting of nonqualified stock options and options qualifying as incentive stock options under Section 422 of the Internal Revenue Code. Effective December 18, 1998, all Pegasus employees are eligible to receive non-qualified stock options and incentive stock options under the stock option plan. No employee, however, may be granted options covering more than 550,000 shares of Class A Common Stock under the stock option plan. Directors of Pegasus who are not employees of Pegasus are eligible to receive non-qualified stock options under the stock option plan. Currently, seven non-employee directors are eligible to receive options under the stock option plan. The stock option plan provides for discretionary option grants made by a board committee or the full board. In addition, as of December 18, 1998 each full time employee of Pegasus who is not an executive officer is eligible to receive a grant of an option to purchase 100 shares of Class A Common Stock under the stock option plan.

401(k) Plans

         Effective January 1, 1996, Pegasus Media & Communications, Inc. adopted the Pegasus Communications Savings Plan for eligible employees of that company and its domestic subsidiaries. Effective October 1, 1996, the Pegasus' Puerto Rico subsidiary adopted the Pegasus Communications Puerto Rico Savings Plan for eligible employees of the Pegasus' Puerto Rico subsidiaries. Substantially all Pegasus employees who, as of the enrollment date under the 401(k) plans, have completed at least one year of service with Pegasus are eligible to participate in one of the 401(k) plans. Participants may make salary deferral contributions of 2% to 6% of salary to the 401(k) plans. Pegasus may make three types of contributions to the 401(k) plans, each allocable to a participant's account if the participant completes at least 1,000 hours of service in the applicable plan year, and is employed on the last day of the applicable plan year.

         o Pegasus matches 100% of a participant's salary deferral contributions to the extent the participant invested his or her salary deferral contributions in Class A Common Stock at the time of his or her initial contribution to the 401(k) Plans.

         o Pegasus, in its discretion, may contribute an amount that equals up to 10% of the annual increase in company-wide location cash flow. These company discretionary contributions, if any, are allocated to eligible participants' accounts based on each participant's salary for the plan year.

         o Pegasus also matches a participant's rollover contribution, if any, to the 401(k) plans, to the extent the participant invests his or her rollover contribution in Class A Common Stock at the time of his or her initial contribution to the 401(k) plans.

         Pegasus makes discretionary company contributions and company matches of employee salary deferral contributions and rollover contributions in the form of Class A Common Stock, or in cash used to purchase Class A Common Stock. Pegasus has authorized and reserved for issuance up to 205,000 shares of Class A Common Stock in connection with the 401(k) plans. Company contributions to the 401(k) plans are subject to limitations under applicable laws and regulations.

         All employee contributions to the 401(k) Plans are fully vested at all times and all company contributions, if any, vest 34% after two years of service with Pegasus, including years before the 401(k) plans were established; 67% after three years of service; and 100% after four years of service. A participant also becomes fully vested in company contributions to the 401(k) plans upon attaining age 65 or upon his or her death or disability.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of February 28, 1999, regarding the beneficial ownership of the Class A Common Stock and Class B Common Stock:

         o each stockholder known to Pegasus to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act of more than 5% of the Class A Common Stock and Class B Common Stock, based upon Pegasus' records or the records of the SEC;

         o        each director of Pegasus;

         o each of the most highly compensated officers whose total annual salary and bonus or the fiscal year ended December 31, 1998 exceeded $100,000;

         o        all executive officers and directors of Pegasus as a group.

         The Class B Common Stock is currently convertible at the discretion of the holders into an equal amount of shares of Class A Common Stock. Each of the stockholders named below has sole voting power and sole investment power with respect to the shares shown as beneficially owned, unless otherwise stated.


                                            Pegasus Class A Common Stock          Pegasus Class B Common Stock
                                      --------------------------------------- ------------------------------------
                                               Shares                %               Shares               %
                                        ------------------          ----          ------------          -----
Marshall W. Pagon(1)(2)                 6,769,840 (3)(4)(5)         42.4          4,581,900(4)          100.0
Robert N. Verdecchio                    291,296(5)(6)(7)(8)         2.8                --                 --
Howard E. Verlin                            73,243(6)(7)             *                 --                 --
Ted S. Lodge                                 63,849(9)               *                 --                 --
James J. McEntee, III                        8,000(10)               *                 --                 --
Mary C. Metzger                              8,000(10)               *                 --                 --
Donald W. Weber                            295,920(8)(11)           2.6                --                 --
Harron Communications Corp.                   852,110               7.5                --                 --
Columbia Capital Corporation(12)         6,769,840(3)(4)(8)         42.4          4,581,900(4)          100.0
Columbia DBS, Inc.(12)                   6,769,840(3)(4)(8)         42.4          4,581,900(4)          100.0
Whitney Equity Partners, LP(13)           6,769,840(3)(4)           42.4          4,581,900(4)          100.0
 Fleet Entities(14)                       6,769,840(3)(4)           42.4          4,581,900(4)          100.0
Riordon B. Smith(15)                      6,769,840(3)(4)           42.4          4,581,900(4)          100.0
Michael C. Brooks(16)                     6,769,840(3)(4)           42.4          4,581,900(4)          100.0
Harry F. Hopper III(17)                      237,998(8)             2.1                --                 --
William P. Phoenix                               --                  --                --                 --
T. Rowe Price Associates, Inc.(18)            750,200               6.6                --                 --
PAR  Capital   Management,   Inc.  and
related entities (19)                         650,200               5.7                --                 --
Directors and Executive  Officers as a
Group (12 persons)(20)                       7,651,374              47.5            4,581,900           100.0

--------------
* Represents less than 1% of the outstanding shares of Class A Common Stock.

(1) The address of this person is c/o Pegasus Communications Management Company, 5 Radnor Corporate Center, Suite 454, 100 Matsonford Road, Radnor, Pennsylvania 19087.

(2) Pegasus Capital, L.P. holds 1,217,348 shares of Class B Common Stock. Mr. Pagon is the sole shareholder of the general partner of Pegasus Capital, L.P. and is deemed to be the beneficial owner of these shares. All of the 3,364,552 remaining shares of Class B Common Stock are owned by Pegasus Communications Holdings, Inc. and two of its subsidiaries. All the capital stock of Pegasus Communications Holdings, Inc. are held by Pegasus Communications Limited Partnership. Mr. Pagon controls Pegasus Communications Limited Partnership by reason of his ownership of all the outstanding voting stock of the sole general partner of a limited partnership that is, in turn, the sole general partner in Pegasus Communications Limited Partnership. Therefore, apart from the voting agreement described in note 4 below, Mr. Pagon is the beneficial owner of 100% of Class B Common Stock with sole voting and investment power over all such shares.

(3) Includes 4,581,900 shares of Class B Common Stock, which are convertible into shares of Class A Common Stock on a one-for-one basis and 59,500 shares of Class A Common Stock which are issuable upon the exercise of the vested portion of outstanding stock options, and 17,000 shares of Class A Common Stock which are issuable upon the exercise of the portion of an outstanding stock option which vests on March 21, 1999.

(4) Mr. Pagon, Pegasus, Pegasus Capital, L.P., the Parent, Pegasus Northwest Offer Corp, Pegasus Scranton Offer Corp, Columbia Capital Corporation and Columbia DBS, Inc., which are discussed in note 12 below, and Whitney Equity Partners, L.P. and the Fleet entities, which are discussed in note 14 below, have entered into the voting agreement, which provides that these parties vote all shares held by them in the manner specified in the voting agreement. As a consequence of being parties to the voting agreement, each of these parties is deemed to have shared voting power over certain shares beneficially owned by them in the aggregate for the purposes specified in the voting agreement. Therefore, the parties to the voting agreement are each deemed to be the beneficial owner with respect to 4,581,900 shares of Class B Common Stock and 6,769,840 shares of Class A Common Stock, including 4,581,900 shares of Class A Common Stock issuable upon conversion of the all outstanding shares of Class B Common Stock. See Item 13: Certain Relationships and Related Transactions -- Voting Agreement.

(5) Includes 96,772 shares of Class A Common Stock held in Pegasus' 401(k) plan, over which Messrs. Pagon and Verdecchio share voting power in their capacities as co-trustees.

(6) On March 26, 1997, the SEC declared effective a registration statement filed by Pegasus which would permit Messrs. Verdecchio and Verlin to sell shares of Class A Common Stock subject to certain vesting and other restrictions. As of the date of this Report, Mr. Verdecchio, a director of Pegasus, is permitted to sell 150,000 shares and Mr. Verlin 29,321 shares of Class A Common Stock pursuant to the registration statement. Messrs. Verdecchio and Verlin have sole voting and investment power over their shares, subject to certain vesting restrictions.

(7) Includes 29,090 shares of Class A Common Stock which are issuable upon the exercises of the vested portion of outstanding stock options, and 9,090 shares of Class A Common Stock which are issuable upon the exercise of an outstanding stock option which vests on March 21, 1999.

(8)  In connection with Pegasus' equity offering, Robert N. Verdecchio, Donald
     W. Weber, Columbia Capital Corporation, Columbia DBS, Inc., and Harry F. Hopper III are selling 10,000, 100,000, 285,884, 18,316 and 50,000 shares of Class A Common Stock, respectively. The information presented in the table does not reflect any sales of stock by these individuals.

(9) Includes 1,500 shares of Class A Common Stock owned by Mr. Lodge's wife, of which Mr. Lodge disclaims beneficial ownership, 5,079 shares of Class A Common Stock issued to Mr. Lodge and his wife, subject to certain vesting restrictions, 39,090 shares of Class A Common Stock which are issuable upon the exercise of the vested portion of outstanding stock options and 9,090 shares of Class A Common Stock which are issuable upon the exercise of the portion of an outstanding stock option which vests on March 21, 1999.

(10) Includes 5,000 shares of Class A Common Stock which are issuable upon the exercise of the vested portion of outstanding stock options, and 2,500 shares of Class A Common Stock which are issuable upon the exercise of the portion of an outstanding stock option which vests on March 21, 1999.

(11) Includes 8,385 shares of Class A Common Stock issuable upon the exercise of the vested portion of outstanding stock options, and 2,500 shares of Class A Common Stock which are issuable upon the exercise of the portion of an outstanding stock option which vests on March 21, 1999. Mr. Weber is a director of Pegasus.

(12) Columbia Capital Corporation directly holds 285,884 shares of Class A Common Stock and Columbia DBS, Inc. directly holds 18,316 shares of Class A Common Stock. Columbia Capital Corporation has directors who also serve as directors of Columbia DBS, Inc. Columbia Capital Corporation and Columbia DBS, Inc. each disclaim beneficial ownership of all shares of Class A Common Stock held by the other entity. Columbia Capital Corporation has certain rights under the voting agreement described in note 4. The address of each of the Columbia entities is 201 N. Union Street, Suite 300, Alexandria, Virginia 22314-2642.

(13) Includes 959,473 shares of Class A Common Stock held directly by Whitney over which it has, with the exception of matters covered by the voting agreement, sole voting and investment power. The shares of Class A Common Stock held directly by Whitney represent 8.5% of the shares of Class A Common Stock. The address of Whitney is 177 Broad Street, Stamford, Connecticut 06901.

(14) The Fleet entities consist of Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P. and Kennedy Plaza Partners. Each Fleet entity holds the following number of shares of Class A Common
     Stock: Fleet Venture Resources (406,186); Fleet Equity Partners (174,079); Chisholm (147,611); and Kennedy Plaza Partners (10,179). The address of each of the Fleet entities is 50 Kennedy Plaza, RI MO F12C, Providence, Rhode Island 02903.

(15) The information for Mr. Smith includes the shares of Class A Common Stock held by the Fleet entities. Mr. Smith is a Senior Vice President of each of the managing general partners of Fleet Equity Partners VI, a Senior Vice President of Fleet Venture Resources, a Senior Vice President of the corporation that is the general partner of the partnership that is the general partner of Chisholm Partners III, L.P. and a partner of Kennedy Plaza Partners. He is a Senior Vice President of Fleet Growth Resources II, Inc. and Silverado IV Corp., the two general partners of Fleet Equity Partners, and Senior Vice President of Fleet Venture Resources and Silverado III Corp., the general partner of the partnership Silverado III, L.P., which is the general partner of Chisholm Partners III, L.P. Mr. Smith disclaims beneficial ownership for all shares held directly by Fleet Venture Resources and all shares held directly by Fleet Equity Partners, Chisholm Partners III, L.P. and Kennedy Plaza Partners, except for his pecuniary interest therein. The address of this person is 50 Kennedy Plaza, RI MO F12C, Providence, Rhode Island 02903.

(16) The information for Mr. Brooks includes 959,473 shares of Class A Common Stock held by Whitney Equity Partners, L.P. Mr. Brooks has shared voting and investment power over such shares of Class A Common Stock with the managing members of the general partner of Whitney Equity Partners, L.P. and disclaims beneficial ownership of such shares of Class A Common Stock. The address of this person is 177 Broad Street, Stamford, Connecticut 06901.

(17) Mr. Hopper is a shareholder of Columbia Capital Corporation and Columbia DBS, Inc. Mr. Hopper disclaims beneficial ownership of the shares of common stock held by both of these entities.

(18) These shares are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser. Price Associates has sole investment power with respect to all of these shares and sole voting power with respect to 57,400 shares. Price Associates disclaims beneficial of these shares. The address of Price Associates is 100 East Pratt Street, Baltimore, Maryland 21202.

(19) PAR Investment Partners, L.P. has sole voting and investment power with respect to all of these shares. The sole general partner of PAR Investment Partners, L.P. is PAR Group, L.P., whole sole general partner is PAR Capital Management, Inc. As a consequence, each of PAR Group, L.P. and PAR Capital Management, Inc. may be deemed to be the beneficial owner of the shares held by PAR Investment Partners, L.P. with sole voting and investment power with respect to such shares. The address of PAR Investment Partners, L.P. is One Financial Center, Suite 1600, Boston, Massachusetts 02111.

(20) See the notes above for information about the holdings of the directors and named executive officers.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Split Dollar Agreement

         In December 1996, Pegasus entered into a split dollar agreement with the trustees of an insurance trust established by Marshall W. Pagon. Under the split dollar agreement, Pegasus agreed to pay a portion of the premiums for certain life insurance policies covering Mr. Pagon owned by the insurance trust. The agreement provides that Pegasus will be repaid for all amounts it expends for such premiums, either from the cash surrender value or the proceeds of the insurance policies. The actuarial benefit to Mr. Pagon of premiums paid by Pegasus amounted to $53,728 in 1996, $53,728 in 1997 and $53,728 in 1998.

Relationship with W.W. Keen Butcher and Affiliated Entities

         Pegasus entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon and Nicholas A. Pagon, certain entities controlled by him and the owner of a minority interest in one of the entities. Under this agreement, Pegasus agreed to provide and maintain collateral for up to $4.0 million in principal amount of bank loans to Mr. Butcher and the minority owner. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher for the acquisition of television broadcast stations to be programmed by Pegasus pursuant to local marketing agreements.

         Under this arrangement, on November 10, 1998, Pegasus sold to one of the Butcher companies the FCC license for the television station then known as WOLF for $500,000 and leased certain related assets to the Butcher company, including leases and subleases for studio, office, tower and transmitter space and equipment, for ongoing rental payments of approximately $18,000 per year plus operating expenses. WOLF is now known as WSWB and is one of the television stations serving the northeastern Pennsylvania designated television market area that is programmed by Pegasus. Mr. Butcher and the minority owner borrowed the $500,000 under the loan collateral arrangement described above. Concurrently with the closing under the agreement described above, one of the Butcher companies assumed a local marketing agreement, under which Pegasus provides programming to WSWB and retains all revenues generated from advertising in exchange for payments to the Butcher company of $4,000 per month plus reimbursement of certain expenses. The term of the local marketing agreement is three years, with two three-year automatic renewals. The Butcher company also granted Pegasus an option to purchase the station license and assets if it becomes legal to do so for the costs incurred by the Butcher company relating to the station, plus compound interest at 12% per year.

         On July 2, 1998, Pegasus assigned to one of the Butcher companies its option to acquire the FCC authorization for television station WFXU, which rebroadcasts WTLH pursuant to a local marketing agreement. The Butcher company will pay to Pegasus $50,000 for the option upon the FCC's approval of the authorization's transfer to the Butcher company, and will assume the obligations of the authorization's former owner under the local marketing agreement with Pegasus. The Butcher company will borrow the $50,000 under the loan collateral arrangement, and the company will grant to Pegasus an option to purchase the station on essentially the same terms described above for WOLF. The local marketing agreement provides for a reimbursement of expenses by Pegasus and a term of five years, with one automatic five-year renewal.

         Pegasus believes that the WOLF and WFXU transactions were done at fair value and that any future transactions that may be entered into with the Butcher companies or similar entities will also be done at fair value.

Acquisition of Digital Television Services, Inc.

         On April 27, 1998, Pegasus acquired Digital Television Services, Inc. through the merger of a subsidiary of Pegasus into Digital Television Services. Prior to the merger, Digital Television Services was the second largest independent distributor of DIRECTV services serving 140,000 subscribers in 11 states.

         In connection with the merger, Pegasus issued approximately 5.5 million shares of its Class A Common Stock to the stockholders of Digital Television Services and assumed approximately $159 million of liabilities. Pegasus also granted registration rights to certain of Digital Television Service's stockholders, including Columbia Capital Corporation, Columbia DBS, Inc., Whitney Equity Partners, L.P. and Fleet Venture Resources, Inc. and its affiliates and Harry F. Hopper III. Mr. Hopper received shares of Class A Common Stock in the Digital Television Services merger and has an ownership interest in Columbia Capital Corporation, which received 429,812 shares. As a result of the Digital Television Services merger and the voting agreement described below, Michael C. Brooks, Harry F. Hopper, III and Riordon B. Smith were elected to Pegasus' board of directors.

Voting Agreement

         On April 27, 1998, in connection with the Digital Television Services merger, Pegasus, Marshall W. Pagon and a number of partnerships and corporations controlled by him, and Fleet Venture Resources, Fleet Equity Partners, Chisholm Partners III, L.P., Kennedy Plaza Partners, Whitney Equity Partners, Columbia Capital Corporation and Columbia DBS, Inc. entered into a voting agreement. The voting agreement covers all shares of Class B Common Stock and other voting securities of Pegasus held at any time by Mr. Pagon and his controlled entities and shares of Class A Common Stock received in the Digital Television Services merger by Chisholm, Columbia, Whitney and the other former stockholders of Digital Television Services. It provides that holders of such shares vote their respective shares in the manner specified in the voting agreement. In particular, the voting agreement establishes that the board of directors of Pegasus will consist initially of nine members: three independent directors, three directors designated by Mr. Pagon and one director to be designated by each of Chisholm Partners III, L.P., Columbia Capital Corporation and Whitney Equity Partners. The voting agreement also provides that the committees of the board of directors will consist of an audit committee, a compensation committee and a nominating committee. Each committee shall consist of one independent director, one director designated by Mr. Pagon and one director designated by a majority of the directors designated by Chisholm Partners III, L.P., Columbia Capital Corporation and Whitney Equity Partners. As a result of the voting agreement, the parties to the agreement have sufficient voting power without the need for the vote of any other shareholder, to elect the entire board of directors. James J. McEntee, III, Mary C. Metzger and Donald W. Weber are serving as independent directors of Pegasus. Marshall W. Pagon, Robert N. Verdecchio and William P. Phoenix are serving as directors of Pegasus as designees of Mr. Pagon. Harry F. Hopper, III is serving as a director of Pegasus as a designee of Columbia Capital Corporation; Michael C. Brooks is serving as a director of Pegasus as a designee of Whitney Equity Partners; and Riordon B. Smith is serving as a director of Pegasus as a designee of Chisholm Partners III, L.P.

         The voting agreement terminates with respect to any covered share upon the sale or transfer of any such share to any person other than a permitted transferee. In addition, the right of Chisholm Partners III, L.P., Columbia Capital Corporation and Whitney Equity Partners to designate a director terminates when the Fleet entities, Columbia Capital Corporation and Whitney Equity Partners cease owning one-half of the shares originally received by each of them in the Digital Television Services merger or in certain other circumstances.

Communications License Re-Auction

         PCS Partners, a company owned and controlled by Marshall W. Pagon, currently holds a personal communications system license in Puerto Rico and is qualified to participate in the FCC's upcoming re-auction of certain other PCS licenses. Pegasus itself does not meet the qualification criteria for this re-auction. We have advanced approximately $3.4 million, with interest at 10% per year, to PCS Partners for the purpose of funding its participation in this re-auction. We are separately evaluating an investment in or contractual relationship with PCS Partners.

CIBC Oppenheimer and Affiliates

         William P. Phoenix is a managing director of CIBC Oppenheimer Corp. CIBC Oppenheimer and its affiliates have provided various services to Pegasus and its subsidiaries, including Digital Television Services, since the beginning of 1997. Services to Digital Television Services described below include services provided prior to that company becoming a subsidiary of Pegasus on April 27, 1998.

         CIBC Oppenheimer Corp. has historically performed a number of services for Pegasus, including serving as one of the initial purchasers in Pegasus' November 1998 Rule 144A senior notes offering. In this capacity, CIBC Oppenheimer received customary underwriting discounts and commissions.

         CIBC Oppenheimer has also performed the following services for Pegasus:

         o provided a fair market value appraisal in connection with the contribution to Pegasus of certain assets between related parties.

         o provided fairness opinions to Pegasus and/or its affiliates in connection with certain intercompany loans and other intercompany transactions.

         o provided fairness opinions to Pegasus in connection with the acquisition of ViewStar Entertainment Services, Inc. from Donald W. Weber, a director of Pegasus.

         o acted as a standby purchaser in connection with Digital Television Service's offer to repurchase its senior subordinated notes as a result of the change in control arising by Pegasus' acquisition of the company.

         In 1998, for services rendered, Pegasus or its subsidiaries, including Digital Television Services, paid or will pay to CIBC Oppenheimer an aggregate of $3.3 million in fees. Pegasus believes that all fees paid to CIBC Oppenheimer in connection with the transactions described above were customary. Pegasus anticipates that it or its subsidiaries may engage the services of CIBC Oppenheimer in the future, although no such engagement is currently contemplated.

Other Transactions

         In December 1998, Pegasus agreed to lend $199,999 to Nicholas A. Pagon, Pegasus' Vice President of Broadcast Operations, bearing interest at the rate of 6% per annum, with the principal amount due on the fifth anniversary of the date of the promissory note. Mr. Pagon is required to use half of the proceeds of the loan to purchase shares of Class A Common Stock, and the loan will be collateralized by those shares. The balance of the loan proceeds may be used at Mr. Pagon's discretion.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)The following documents are filed as part of this Report:

(1)      Financial Statements

                  The financial statements filed as part of this Report are listed on the Index to Financial Statements on page F-1.

                  (2) Financial Statement Schedules

                                                         Page
                                                         ----
   Report of PricewaterhouseCoopers LLP ..................S-1
   Schedule II - Valuation and Qualifying Accounts .......S-2

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                  (3) Exhibits

Exhibit
Number             Description of Document


2.1 Agreement and Plan of Merger dated January 8, 1998 among Pegasus Communications Corporation and certain of its shareholders, Pegasus DTS Merger Sub, Inc., and Digital Television Services, Inc. and certain of its shareholders, including forms of Registration Rights Agreement and Voting Agreement as exhibits (which is incorporated by reference herein to Exhibit 2.1 to Pegasus's Form 8-K dated December 10, 1997).

2.2 Asset Purchase Agreement dated as of January 16, 1998 between Avalon Cable of New England, LLC and Pegasus Cable Television, Inc. and Pegasus Cable Television of Connecticut, Inc. (which is incorporated by reference herein to Pegasus' Form 8-K dated January 16, 1998).


2.3 Asset Purchase Agreement dated as of July 23, 1998 among Pegasus Cable Television, Inc., Cable Systems USA, Partners, J&J Cable Partners, Inc. and PS&G Cable Partners, Inc. (which is incorporated by reference herein to Pegasus' Form 10-Q dated August 13, 1998).

3.1 Certificate of Incorporation of Pegasus, as amended (which is incorporated by reference to Exhibit 3.1 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).

3.2 By-Laws of Pegasus (which is incorporated by reference to Exhibit 3.2 to Pegasus' Registration Statement on Form S-3 (File No. 333-70949)).

3.3 Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and
         Qualifications, Limitations and Restrictions Thereof which is incorporated by reference to Exhibit 3.3 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595).

4.1 Indenture, dated as of July 7, 1995, by and among Pegasus Media & Communications, Inc., the Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National Association, as Trustee, relating to the 12 1/2% Series B Senior Subordinated Notes due 2005 (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to Exhibit 4.1 to Pegasus Media & Communications, Inc.'s Registration Statement on Form S-4 (File No. 33-95042)).

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

4.6 Indenture, dated as of November 30, 1998, by and between Pegasus Communications Corporation and First Union National Bank, as trustee, relating to the 1998 Senior Notes (which is incorporated by reference to Exhibit 4.6 to Pegasus' Registration Statement on Form S-3 (File No. 333-70949)).

4.7 Indenture, dated as of July 30, 1997 among Digital Television Services, Inc., certain of its subsidiaries, and The Bank of New York, as trustee (the "DTS Indenture") (which is incorporated by reference to Exhibit
         4.1 of Digital Television Services' Registration Statement of Form S-4 (File No. 333-36217)).

4.8 Supplemental Indenture to the DTS Indenture, dated October 10, 1997 (which is incorporated by reference to Exhibit 4.6 of Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).

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

10.15 Credit Agreement dated as of December 10, 1997 by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference herein to Exhibit 10.1 to Pegasus' Form 8-K dated December 10, 1997).

10.16+   Pegasus Restricted Stock Plan (which is incorporated by reference to
         Exhibit 10.28 to Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).

10.17+ Option Agreement for Donald W. Weber (which is incorporated by reference to Exhibit 10.29 Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).

10.18+ Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of December 18, 1998) (which is incorporated by reference to Exhibit 10.18 to Pegasus' Registration Statement on Form S-3 (File No. 333-70949)).

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

10.21 Amendment to Credit Agreement executed as of March 10, 1998, by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference to Exhibit 10.21 to Pegasus' Registration Statement on Form S-4 (File No. 333-44929)).

10.22 Second Amendment to Credit Agreement executed as of August 3, 1998, by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference to Exhibit 10.22 to Pegasus' Registration Statement on Form S-3 (File No. 333-70949)).

10.23 Third Amendment to Credit Agreement executed as of December 31, 1998, by and among Pegasus Media & Communications, Inc., the lenders thereto, and Bankers Trust Company, as agent for the lenders (which is incorporated by reference to Exhibit 10.23 to Pegasus' Registration Statement on Form S-3 (File No. 333-70949)).

10.24 Second Amended and Restated Credit Agreement dated as of July 30, 1997 among Digital Television Services, LLC, and several lenders, CIBC Wood Gundy Securities Corp., as arranger, Morgan Guaranty Trust Company of New York, Fleet National Bank, and Canadian Imperial Bank of Commerce (which is incorporated by reference to Exhibit 10.1 of Digital Television Services' Registration Statement on Form S-4 (File No. 333-36217)).

21.1     Subsidiaries of Pegasus (which is incorporated by reference to Exhibit
         21.1 to Pegasus' Registration Statement on Form S-3 (File No.
         333-70949).

23.1*    Consent of PricewaterhouseCoopers LLP.

24.1*    Powers of Attorney (included in Signatures and Powers of Attorney).

27.1     Financial Data Schedules (which is incorporated by reference to Exhibit
         27.1 to Pegasus' Registration Statement on Form S-3 (File No.
         333-70949).

---------------------
*     Filed herewith.
+     Indicates a management contract or compensatory plan.

                  (b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                        SIGNATURES AND POWERS OF ATTORNEY

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PEGASUS COMMUNICATIONS CORPORATION




                       By:  /s/ Marshall W. Pagon
                           -------------------------------------
                           Marshall W. Pagon
                           Chairman of the Board,
                           Chief Executive Officer and President

Date: March 10, 1999


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

                  Signature                                        Title                           Date
                  ---------                                        -----                           ----
          /s/ Marshall W. Pagon                         Chairman of the Board, Chief             March 10, 1999
-----------------------------------------------
              Marshall W. Pagon                         Executive Officer and President
        (Principal Executive Officer)


         /s/ Robert N. Verdecchio                       Senior Vice President, Chief             March 10, 1999
-----------------------------------------------
             Robert N. Verdecchio                       Financial Officer, Assistant
 (Principal Financial and Accounting Officer)           Secretary, and Director

                                                        Director                                 March 10, 1999
-----------------------------------------------
              Michael C. Brooks

         /s/ Harry F. Hopper III                        Director                                 March 10, 1999
-----------------------------------------------
             Harry F. Hopper III

        /s/ James J. McEntee, III                       Director                                 March 10, 1999
-----------------------------------------------
            James J. McEntee, III



           /s/ Mary C. Metzger                          Director                                 March 10, 1999
-----------------------------------------------
               Mary C. Metzger

                                                        Director                                 March 10, 1999
-----------------------------------------------
              William P. Phoenix

           /s/ Riordon B. Smith                         Director                                 March 10, 1999
-----------------------------------------------
               Riordon B. Smith

           /s/ Donald W. Weber                          Director                                 March 10, 1999
-----------------------------------------------
               Donald W. Weber


                      Pegasus Communications Corporation
                         Index to Financial Statements


                                                                                             Page
                                                                                             ----
Pegasus Communications Corporation

Report of PricewaterhouseCoopers LLP .....................................................    F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998 .............................    F-3

Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and         F-4
  1998

Consolidated Statements of Changes in Total Equity for the years ended December 31, 1996,
1997 and 1998 ............................................................................    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998    F-6

Notes to Consolidated Financial Statements ...............................................    F-7

                    [PricewaterhouseCoopers LLP letterhead]

                         REPORT OF INDEPENDENT ACCOUNTS

To the Board of Directors and Stockholders of Pegasus Communications Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Pegasus Communications Corporation and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

February 12, 1999

                      Pegasus Communications Corporation
                          Consolidated Balance Sheets



                                                                                              December 31,
                                                                                  ------------------------------------
                                                                                        1997                1998
                                                                                  ----------------   -----------------
                                    ASSETS
Current assets:
   Cash and cash equivalents ..................................................    $  44,049,097      $   54,505,473
   Restricted cash ............................................................        1,220,056          21,479,305
   Accounts receivable, less allowance for doubtful accounts of $319,000
    and $567,000, respectively ................................................       13,819,571          20,882,260
   Inventory ..................................................................          974,920           5,426,348
   Program rights .............................................................        2,059,346           3,156,715
   Deferred taxes .............................................................        2,602,453           2,602,453
   Prepaid expenses and other .................................................          788,669           1,207,312
                                                                                   -------------      --------------
      Total current assets ....................................................       65,514,112         109,259,866
Property and equipment, net ...................................................       27,686,646          34,066,502
Intangible assets, net ........................................................      284,774,027         729,405,657
Program rights ................................................................        2,262,299           3,428,382
Deferred taxes ................................................................               --           9,277,280
Deposits and other ............................................................          624,629             872,386
                                                                                   -------------      --------------
      Total assets ............................................................    $ 380,861,713      $  886,310,073
                                                                                   =============      ==============
                              LIABILITIES AND TOTAL EQUITY
Current liabilities:
   Current portion of long-term debt ..........................................    $   6,357,320      $   14,399,046
   Accounts payable ...........................................................        4,151,226           4,794,809
   Accrued interest ...........................................................        8,177,261          17,465,493
   Accrued satellite programming and fees .....................................        6,089,389          19,352,780
   Accrued expenses ...........................................................        6,973,297          12,926,864
   Current portion of program rights payable ..................................        1,418,581           2,431,515
                                                                                   -------------      --------------
      Total current liabilities ...............................................       33,167,074          71,370,507
Long-term debt ................................................................      201,997,811         544,629,706
Program rights payable ........................................................        1,416,446           2,472,367
Deferred taxes ................................................................        2,652,454          80,671,714
                                                                                   -------------      --------------
      Total liabilities .......................................................      239,233,785         699,144,294
                                                                                   -------------      --------------
Commitments and contingent liabilities ........................................               --                  --
Minority interest .............................................................        3,000,000           3,000,000
Preferred Stock; $0.01 par value; 5.0 million shares authorized ...............               --                  --
Series A Preferred Stock; $0.01 par value; 112,215 and 126,978 shares autho-
 rized; 105,490 and 119,369 issued and outstanding ............................      111,264,424         126,027,871
Common stockholders' equity:
   Class A Common Stock; $0.01 par value; 30.0 million shares autho-
    rized; 5,739,842 and 11,315,809 issued and outstanding ....................           57,399             113,158
   Class B Common Stock; $0.01 par value; 15.0 million shares autho-
    rized; 4,581,900 issued and outstanding ...................................           45,819              45,819
   Additional paid-in capital .................................................       64,034,687         173,870,633
   Deficit ....................................................................      (36,774,401)       (115,891,702)
                                                                                   -------------      --------------
      Total common stockholders' equity .......................................       27,363,504          58,137,908
                                                                                   -------------      --------------
   Total liabilities and stockholders' equity .................................    $ 380,861,713      $  886,310,073
                                                                                   =============      ==============

          See accompanying notes to consolidated financial statements

                      Pegasus Communications Corporation

                     Consolidated Statements of Operations





                                                                               Years Ended December 31,
                                                                -------------------------------------------------------
                                                                      1996               1997                1998
                                                                ----------------   ----------------   -----------------
Net revenues:
 DBS ........................................................     $  5,829,097       $ 38,254,186        $147,142,347
 Broadcast ..................................................       28,603,516         31,875,744          34,310,898
 Cable ......................................................       13,496,019         16,688,496          13,767,400
                                                                  ------------       ------------        ------------
   Total net revenues .......................................       47,928,632         86,818,426         195,220,645
Operating expenses:
 DBS
   Programming, technical, general and administrative........        4,311,604         26,042,185         102,419,612
   Marketing and selling ....................................          646,073          5,973,013          45,706,233
   Incentive compensation ...................................          145,757            794,838           1,158,919
   Depreciation and amortization ............................        1,786,181         17,042,149          59,076,759
 Broadcast
   Programming, technical, general and administrative               13,902,769         15,672,405          18,056,173
   Marketing and selling ....................................        4,850,597          5,703,858           5,992,751
   Incentive compensation ...................................          691,436            297,734             177,345
   Depreciation and amortization ............................        4,040,905          3,754,400           4,556,654
 Cable
   Programming, technical, general and administrative                7,102,573          8,426,755           7,556,548
   Marketing and selling ....................................           89,625            266,588             340,591
   Incentive compensation ...................................          148,172            181,300             115,430
   Depreciation and amortization ............................        5,245,255          5,642,901           4,992,833
 Corporate expenses .........................................        1,429,252          2,256,233           3,613,858
 Corporate depreciation and amortization ....................          988,157          1,352,453           2,105,249
                                                                  ------------       ------------        ------------
 Income (loss) from operations ..............................        2,550,276         (6,588,386)        (60,648,310)
Interest expense ............................................      (12,454,891)       (16,094,037)        (44,604,055)
Interest income .............................................          232,361          1,538,569           2,036,061
Other expenses, net .........................................         (171,289)          (723,439)         (1,523,074)
Gain on sale of cable systems ...............................               --          4,451,320          24,726,432
                                                                  ------------       ------------        ------------
 Loss before income taxes ...................................       (9,843,543)       (17,415,973)        (80,012,946)
Provision (benefit) for income taxes ........................         (120,000)           200,000            (895,645)
                                                                  ------------       ------------        ------------
 Loss before extraordinary items ............................       (9,723,543)       (17,615,973)        (79,117,301)
Extraordinary loss from extinguishment of debt, net .........         (250,603)        (1,656,164)                 --
                                                                  ------------       ------------        ------------
 Net loss ...................................................       (9,974,146)       (19,272,137)        (79,117,301)
 Preferred stock dividends ..................................               --         12,215,000          14,763,447
                                                                  ------------       ------------        ------------
 Net loss applicable to common shares .......................    ($  9,974,146)     ($ 31,487,137)      ($ 93,880,748)
                                                                  ============       ============        ============
Basic and diluted earnings per common share:
 Loss before extraordinary items ............................     ($      1.56)      ($      3.02)       ($      6.64)
 Extraordinary loss .........................................           ( 0.04)            ( 0.17)                 --
                                                                  ------------       ------------        ------------
 Net loss ...................................................     ($      1.60)      ($      3.19)       ($      6.64)
                                                                  ============       ============        ============
 Weighted average shares outstanding ........................        6,239,646          9,858,244          14,129,602
                                                                  ============       ============        ============

          See accompanying notes to consolidated financial statements

                      Pegasus Communications Corporation
              Consolidated Statements of Changes in Total Equity



                                                            Common Stock
                                        Series A     --------------------------
                                       Preferred         Number         Par
                                         Stock         of Shares       Value
                                    ---------------  -------------  -----------
Balances at January 1, 1996 ......                       170,000     $  1,700
Net loss .........................
Contributions by Parent ..........
Distributions to Parent ..........
Issuance of Class A common
 stock due to: ...................
  Initial Public Offering ........                     3,000,000       30,000
  Acquisitions ...................                       934,253        9,342
  Awards .........................                         3,614           36
Issuance of Class B
 common stock due to:
  Acquisition ....................                        71,429          714
Conversions of partnerships ......
Exchange of PM&C Class B .........                       183,275        1,833
Exchange of PM&C Class A .........                     4,882,541       48,826
                                    ------------       ---------     --------

Balances at December 31, 1996 ....                     9,245,112       92,451
Net loss .........................
Issuance of Class A common
 stock due to:
  Acquisitions ...................                       957,860        9,579
  Incentive compensation
   and awards ....................                       118,770        1,188
Issuance of Class A preferred
 stock due to:
  Unit Offering ..................   $100,000,000
  Paid and accrued
   dividends .....................     12,215,000
Issuance of warrants due to:
 Acquisition .....................
 Unit Offering ...................       (950,576)
                                     ------------     ----------     --------
Balances at December 31, 1997 ....    111,264,424     10,321,742      103,218
Net loss .........................
Issuance of Class A common
 stock due to:
  Acquisitions ...................                     5,508,600       55,086
  Incentive compensation
   and awards ....................                        67,367          673
Issuance of Class A preferred
 stock due to:
  Paid and accrued
   dividends .....................     14,763,447
Issuance of warrants and
 options due to:
  Acquisitions ...................
                                     ------------     ----------     --------
Balances at December 31, 1998 ....   $126,027,871     15,897,709     $158,977
                                     ============     ==========     ========


                                                                                                 Total
                                       Additional         Retained           Partners'          Common
                                        Paid-In           Earnings            Capital        Stockholders'
                                        Capital           (Deficit)          (Deficit)          Equity
                                    ---------------  ------------------  ----------------  ----------------
Balances at January 1, 1996 ......   $   7,880,848      $   1,825,283      ($ 9,458,814)    $      249,017
Net loss .........................                         (5,934,261)       (4,039,885)        (9,974,146)
Contributions by Parent ..........         579,152                              105,413            684,565
Distributions to Parent ..........      (2,946,379)                                             (2,946,379)
Issuance of Class A common
 stock due to: ...................
  Initial Public Offering ........      38,153,000                                              38,183,000
  Acquisitions ...................      13,070,204                                              13,079,546
  Awards .........................          50,559                                                  50,595
Issuance of Class B
 common stock due to:
  Acquisition ....................         999,286                                               1,000,000
Conversions of partnerships ......                        (13,393,286)       13,393,286
Exchange of PM&C Class B .........          (1,833)
Exchange of PM&C Class A .........         (48,826)
                                    ---------------       -----------        ----------         ----------
Balances at December 31, 1996 ....      57,736,011        (17,502,264)               --         40,326,198
Net loss .........................                        (19,272,137)                         (19,272,137)
Issuance of Class A common
 stock due to:
  Acquisitions ...................      15,187,924                                              15,197,503
  Incentive compensation
   and awards ....................       1,307,453                                               1,308,641
Issuance of Class A preferred
 stock due to:
  Unit Offering ..................
  Paid and accrued
   dividends .....................     (12,215,000)                                            (12,215,000)
Issuance of warrants due to:
 Acquisition .....................       1,067,723                                               1,067,723
 Unit Offering ...................         950,576                                                 950,576
                                    ---------------       -----------        ----------         ----------

Balances at December 31, 1997 ....      64,034,687        (36,774,401)               --         27,363,504
Net loss .........................                        (79,117,301)                         (79,117,301)
Issuance of Class A common
 stock due to:
  Acquisitions ...................     119,640,387                                             119,695,473
  Incentive compensation
   and awards ....................       1,413,670                                               1,414,343
Issuance of Class A preferred
 stock due to:
  Paid and accrued
   dividends .....................     (14,763,447)                                            (14,763,447)
Issuance of warrants and
 options due to:
  Acquisitions ...................       3,545,336                                               3,545,336
                                    ---------------       -----------        ----------         ----------

Balances at December 31, 1998 ....   $ 173,870,633     ($ 115,891,702)               --     $   58,137,908
                                     =============      =============       ===========     ==============

          See accompanying notes to consolidated financial statements

                      Pegasus Communications Corporation
                     Consolidated Statements of Cash Flows




                                                                              Years Ended December 31,
                                                              --------------------------------------------------------
                                                                    1996                1997                1998
                                                              ----------------   -----------------   -----------------
Cash flows from operating activities:
 Net loss .................................................    ($  9,974,146)     ($  19,272,137)     ($  79,117,301)
 Adjustments to reconcile net loss to net cash provided
   (used) by operating activities:
   Extraordinary loss on extinguishment of debt, net ......          250,603           1,656,164                  --
   Depreciation and amortization ..........................       12,060,498          27,791,903          70,731,495
   Program rights amortization ............................        1,514,122           1,715,556           2,366,429
   Accretion on discount of bonds and seller notes ........          392,324             394,219           1,319,520
   Stock incentive compensation ...........................          985,365           1,273,872           1,451,694
   Gain on sale of cable systems ..........................               --          (4,451,320)        (24,726,432)
   Bad debt expense .......................................          335,956           1,141,913           2,850,666
   Change in assets and liabilities:
    Accounts receivable ...................................       (4,607,356)         (5,608,113)         (6,463,976)
    Inventory .............................................          402,942            (115,800)         (3,105,260)
    Prepaid expenses and other ............................         (521,697)            305,066            (243,818)
    Accounts payable and accrued expenses .................        3,617,863           6,034,149           8,850,741
    Advances payable -- related party .....................         (468,327)                 --                  --
    Accrued interest ......................................          418,338           2,585,178           4,371,950
    Capitalized subscriber acquisition costs ..............       (1,272,383)         (4,514,874)                 --
    Deposits and other ....................................          (74,173)           (458,131)           (247,757)
                                                                ------------       -------------       -------------
 Net cash provided (used) by operating activities .........        3,059,929           8,477,645         (21,962,049)
                                                                ------------       -------------       -------------
Cash flows from investing activities:
   Acquisitions ...........................................      (72,567,216)       (133,886,247)       (109,339,673)
   Cash acquired from acquisitions ........................               --             379,044           3,284,382
   Capital expenditures ...................................       (6,294,352)         (9,929,181)        (12,399,650)
   Purchase of intangible assets ..........................         (486,444)         (3,033,471)        (10,489,397)
   Payments for programming rights ........................       (1,830,903)         (2,584,241)         (2,561,026)
   Proceeds from sale of cable systems ....................               --           6,945,270          30,132,826
                                                                ------------       -------------       -------------
 Net cash used for investing activities ...................      (81,178,915)       (142,108,826)       (101,372,538)
                                                                ------------       -------------       -------------
Cash flows from financing activities:
   Proceeds from long-term debt ...........................               --         115,000,000         100,000,000
   Repayments of long-term debt ...........................         (103,639)           (320,612)        (14,572,446)
   Borrowings on bank credit facilities ...................       41,400,000          94,726,250         108,800,000
   Repayments of bank credit facilities ...................      (11,800,000)       (124,326,250)        (64,400,000)
   Restricted cash ........................................        9,881,198          (1,220,056)          7,541,140
   Debt issuance costs ....................................         (304,237)        (10,236,823)         (3,178,634)
   Capital lease repayments ...............................         (267,900)           (336,680)           (399,097)
   Contributions by Parent ................................          684,565                  --                  --
   Distributions to Parent ................................       (2,946,379)                 --                  --
   Proceeds from issuance of common stock .................       42,000,000                  --                  --
   Underwriting and IPO costs .............................       (3,817,000)                 --                  --
   Proceeds from issuance of Series A preferred stock .....               --         100,000,000                  --
   Underwriting and preferred offering costs ..............               --          (4,187,920)                 --
                                                                ------------       -------------       -------------
 Net cash provided by financing activities ................       74,726,608         169,097,909         133,790,963
                                                                ------------       -------------       -------------
Net increase (decrease) in cash and cash equivalents ......       (3,392,378)         35,466,728          10,456,376
Cash and cash equivalents, beginning of year ..............       11,974,747           8,582,369          44,049,097
                                                                ------------       -------------       -------------
Cash and cash equivalents, end of year ....................     $  8,582,369       $  44,049,097       $  54,505,473
                                                                ============       =============       =============

          See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Company:


     Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries stated below, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent"). Pegasus' significant direct operating subsidiaries are Pegasus Media & Communications, Inc. ("PM&C") and Digital Television Services, Inc. ("DTS").


     PM&C's subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of the United States; own and/or program broadcast television ("Broadcast" or "TV") stations affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB"); and own and operate a cable television ("Cable") system that provides service to individual and commercial subscribers in Puerto Rico. DTS and its subsidiaries, which were acquired by the Company on April 27, 1998, provide DBS services to customers in certain rural areas of the United States.


2. Summary of Significant Accounting Policies:


Basis of Presentation:


     The accompanying consolidated financial statements include the accounts of Pegasus and all of its subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts for 1996 and 1997 have been reclassified for comparative purposes.


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


Restricted Cash:


     The Company has restricted cash held in escrow of approximately $21.5 million at December 31, 1998 of which $18.9 million is to fund interest payments on the DTS Notes, $1.6 million is to collateralize certain outstanding letters of credit and $1.0 million is held in escrow in connection with the pending purchase of a cable system serving Aguadilla, Puerto Rico.


Inventories:


     Inventories consist of equipment held for resale to customers and installation supplies. Inventories are stated at the lower of cost or market on a first-in, first-out basis.


Long-Lived Assets:


     The Company's assets are reviewed for impairment whenever events or circumstances provide evidence which suggest the carrying amounts may not be recoverable. The Company assesses the recoverability of its assets by determining whether the depreciation or amortization of the respective asset balance can be recovered through projected undiscounted future cash flows. To date, no such impairments have occurred.

                      PEGASUS COMMUNICATIONS CORPORATION

2. Summary of Significant Accounting Policies:  -- (Continued)

Property and Equipment:

     Property and equipment are stated at cost. The cost and related accumulated depreciation of assets fully depreciated, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are included in the statement of operations. For cable television systems, initial subscriber installation costs including material, labor and overhead costs of the hookup are capitalized as part of the distribution facilities. The costs of disconnection and reconnection are charged to expense. Satellite equipment that is leased to customers is stated at cost.

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

Intangible Assets:

     Intangible assets are stated at cost. The cost and related accumulated amortization of assets fully amortized, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are included in the statement of operations. Costs of successful franchise applications are capitalized and amortized over the lives of the related franchise agreements, while unsuccessful franchise applications and abandoned franchises are charged to expense. Financing costs incurred in obtaining long-term financing are amortized over the term of the applicable loan.

     The Company's policy is to capitalize subscriber acquisition costs, such as commissions and equipment subsidies, directly related to new subscribers who sign a programming contract. These costs are amortized over the life of the contract. The Company expenses its subscriber acquisition costs when no contract is obtained. Subsequent to September 30, 1997, the Company does not require new DBS customers to sign programming contracts and as a result subscriber acquisition costs are charged to operations in the period incurred.

     Amortization of intangible assets is computed for financial reporting purposes using the straight-line method based upon the following lives:



            Broadcast licenses .....................        40 years
            Network affiliation agreements .........        40 years
            Goodwill ...............................        40 years
            DBS rights .............................        10 years
            Subscriber acquisition costs ...........          1 year
            Other intangibles ......................   2 to 14 years


Revenue:


     The Company operates in growing segments of the media industry: DBS, Broadcast and Cable. The Company recognizes revenue in its DBS and Cable operations when video and audio services are provided. The Company recognizes revenue in its Broadcast operations when advertising spots are broadcast.

     The Company obtains a portion of its TV programming through its network affiliations with Fox, UPN and WB and also through independent producers. The Company does not make any direct payments for this

                      PEGASUS COMMUNICATIONS CORPORATION

2. Summary of Significant Accounting Policies:  -- (Continued)

programming. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the advertisements sold by the networks or independent producers are broadcast. Gross barter amounts of $6.3 million, $7.5 million and $8.1 million for 1996, 1997 and 1998, respectively, are included in Broadcast revenue and programming expense in the accompanying consolidated statements of operations.

Advertising Costs:

     Advertising costs are charged to operations in the period incurred and totaled approximately $1.1 million, $3.6 million and $14.0 million for the years ended December 31, 1996, 1997 and 1998, respectively.

Program Rights:

     The Company enters into agreements to show motion pictures and syndicated programs on television. The Company records the right and associated liabilities for those films and programs when they are currently available for showing. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period, which approximates amortization based on the estimated number of showings during the contract period. Amortization of $1.5 million, $1.7 million and $2.4 million is included in Broadcast programming expense for the years ended December 31, 1996, 1997 and 1998, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods which are generally shorter than the license periods.

Income Taxes:

     The Company accounts for income taxes utilizing the asset and liability approach, whereby deferred tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset. MCT Cablevision, L.P., a subsidiary of the Company, is treated as a partnership for federal and state income tax purposes but taxed as a corporation for Puerto Rico income tax purposes.

Concentration of Credit Risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents.

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic regions. As of December 31, 1997 and 1998, the Company had no significant concentrations of credit risk.

Reliance on DIRECTV;

     A substantial portion of the Company's business is derived from providing DBS services as an independent DIRECTV(R) ("DIRECTV") provider. Because the Company is a distributor of DIRECTV services, the Company would be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV or its parent, Hughes Electronics Corporation.

New Accounting Pronouncements:

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement

                      PEGASUS COMMUNICATIONS CORPORATION

2. Summary of Significant Accounting Policies:  -- (Continued)

of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Management has reviewed the provisions of SOP 98-5 and SFAS No. 133 and the implementation of these standards is not expected to have any significant impact on its consolidated financial statements.


3. Property and Equipment:


     Property and equipment consist of the following:

                                                         December 31,       December 31,
                                                             1997               1998
                                                       ----------------   ----------------
     Reception and distribution facilities .........    $  27,012,297      $  20,712,511
     Transmitter equipment .........................       15,306,589         17,728,338
     Equipment, furniture and fixtures .............        3,091,363          8,530,100
     Building and improvements .....................        2,293,755          3,410,466
     Land ..........................................          947,712          1,229,163
     Vehicles ......................................          983,256          1,111,665
     Other equipment ...............................        2,612,332          5,893,561
                                                        -------------      -------------
                                                           52,247,304         58,615,804
     Accumulated depreciation ......................      (24,560,658)       (24,549,302)
                                                        -------------      -------------
     Net property and equipment ....................    $  27,686,646      $  34,066,502
                                                        =============      =============


     Depreciation expense amounted to $5.2 million, $5.7 million and $6.2 million for the years ended December 31, 1996, 1997 and 1998, respectively.


4. Intangibles:


     Intangible assets consist of the following:

                                                           December 31,        December 31,
                                                               1997                1998
                                                         ----------------   -----------------
     DBS rights ......................................    $ 203,379,952      $  712,231,669
     Deferred financing costs ........................       16,654,186          33,762,651
     Franchise costs .................................       35,332,755          31,157,958
     Goodwill ........................................       28,490,035          28,033,368
     Broadcast licenses and affiliation agreements . .       19,094,212          19,062,241
     Consultancy and non-compete agreements ..........        6,010,838           7,022,688
     Subscriber acquisition costs ....................        5,787,156                  --
     Other deferred costs ............................        8,571,281          13,121,413
                                                          -------------      --------------
                                                            323,320,415         844,391,988
     Accumulated amortization ........................      (38,546,388)       (114,986,331)
                                                          -------------      --------------
     Net intangible assets ...........................    $ 284,774,027      $  729,405,657
                                                          =============      ==============


     Amortization expense amounted to $6.9 million, $22.1 million and $64.5 million for the years ended December 31, 1996, 1997 and 1998, respectively.


5. Common Stock:


     In October 1996, Pegasus completed an initial public offering in which it sold 3.0 million shares of its Class A Common Stock to the public at a price of $14 per share, resulting in net proceeds to the Company of $38.1 million.

                      PEGASUS COMMUNICATIONS CORPORATION

5. Common Stock:  -- (Continued)

     As of December 31, 1997 and 1998, the Company had two classes of Common
Stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively.


     The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.


6. Preferred Stock:


     As of December 31, 1997 and 1998, the Company had 5.0 million shares of Preferred Stock authorized of which 112,215 and 126,978 shares have been designated as Series A Preferred Stock, respectively.


     In January 1997, Pegasus completed a unit offering (the "Unit Offering") in which it sold 100,000 shares of 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 193,600 shares of Class A Common Stock, at an exercise price of $15 per share, to the public at a price of $1,000 per unit, resulting in net proceeds to the Company of $95.8 million.


     As a result of the Unit Offering and dividends subsequently paid on the Series A Preferred Stock, the Company had approximately 105,490 and 119,369 shares of Series A Preferred Stock issued and outstanding at December 31, 1997 and 1998, respectively. On December 18, 1998 the Board of Directors declared a dividend on the Series A Preferred Stock in the aggregate of approximately 7,610 shares of Series A Preferred Stock, payable on January 1, 1999 to shareholders of record on December 15, 1998. Each whole share of Series A Preferred Stock has a liquidation preference of $1,000 per share (the "Liquidation Preference"). Cumulative dividends, at a rate of 12.75% are payable semi-annually on January 1 and July 1. Dividends may be paid, occurring on or prior to January 1, 2002, at the option of the Company, either in cash or by the issuance of additional shares of Series A Preferred Stock. Subject to certain conditions, the Series A Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, for Pegasus' 12.75% Senior Subordinated Exchange Notes due 2007 (the "Exchange Notes"). The Exchange Notes would contain substantially the same redemption provisions, restrictions and other terms as the Series A Preferred Stock. Pegasus is required to redeem all of the Series A Preferred Stock outstanding on January 1, 2007 at a redemption price equal to the Liquidation Preference thereof, plus accrued dividends.


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

                      PEGASUS COMMUNICATIONS CORPORATION

7. Long-Term Debt:

     Long-term debt consists of the following:


                                                                       December 31,      December 31,
                                                                           1997              1998
                                                                      --------------   ---------------
Series B Senior Notes payable by Pegasus, due 2005, interest at
 9.625%, payable semi-annually in arrears on April 15 and
 October 15 .......................................................   $115,000,000      $115,000,000
Series A Senior Notes payable by Pegasus, due 2006, interest at
 9.75%, payable semi-annually in arrears on June 1 and
 December 1, commencing on June 1, 1999 ...........................             --       100,000,000
Senior six-year $180.0 million revolving credit facility, payable by PM&C, interest at PM&C's option at either the bank's base rate plus an applicable margin or LIBOR plus an applicable
 margin (7.8125% at December 31, 1998) ............................             --        27,500,000
Senior six-year $70.0 million revolving credit facility, payable by
 DTS, interest at DTS' option at either the bank's base rate or
 the Eurodollar Rate (8.94% at December 31, 1998) .................             --        26,800,000
Senior six-year $20.0 million term loan facility, payable by DTS, interest at DTS' option at either the bank's base rate or the
 Eurodollar Rate (9.03% at December 31, 1998) .....................             --        19,600,000
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $3,018,003 and $2,621,878 as of
 December 31, 1997 and 1998, respectively .........................     81,981,997        82,378,122
Series B Notes payable by DTS, due 2007, interest at 12.5%,
 payable semi-annually in arrears on February 1 and August 1, net of unamortized discount of $1,784,844 as of December 31,
 1998 .............................................................             --       153,215,156
Mortgage payable, due 2000, interest at 8.75% .....................        477,664           454,965
Note payable, due 1998, interest at 10% ...........................      3,050,000                --
Sellers' notes, due 1999 to 2005, interest at 3% to 8% ............      7,171,621        33,537,788
Capital leases and other ..........................................        673,849           542,721
                                                                      ------------      ------------
                                                                       208,355,131       559,028,752
Less current maturities ...........................................      6,357,320        14,399,046
                                                                      ------------      ------------
Long-term debt ....................................................   $201,997,811      $544,629,706
                                                                      ============      ============

     Certain of the Company's sellers' notes are collateralized by stand-by letters of credit issued pursuant to the PM&C Credit Facility and the DTS Credit Facility.


     DTS maintains a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of December 31, 1998, $18.5 million of stand-by letters of credit were issued pursuant to the DTS Credit Facility.

     Prior to being acquired by Pegasus, DTS completed a senior subordinated notes offering (the "DTS Notes Offering") in which it sold $155.0 million of its 12.5% Series A Senior Subordinated Notes due 2007 (the "DTS Series A Notes"). A portion of the net proceeds from the DTS Notes Offering was used to fund an interest escrow account, which is included in restricted cash on the Company's consolidated balance sheets, for the first four semi-annual interest payments on the DTS Series A Notes. DTS exchanged its DTS Series A

                      PEGASUS COMMUNICATIONS CORPORATION

7. Long-Term Debt:  -- (Continued)

Notes for its 12.5% Series B Senior Subordinated Notes due 2007 (the "DTS Series B Notes" and, together with the DTS Series A Notes, the "DTS Notes"). The DTS Series B Notes have substantially the same terms and provisions as the DTS Series A Notes. The DTS Series B Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by all direct and indirect subsidiaries of DTS, except DTS Capital, which is a co-issuer of the DTS Notes and has nominal assets and does not conduct any operations.

     In October 1997, Pegasus completed an offering of senior notes (the "9.625% Senior Notes Offering") in which it sold $115.0 million of its 9.625% Series A Senior Notes due 2005 (the "9.625% Series A Notes"), resulting in net proceeds to the Company of approximately $111.0 million. A portion of the net proceeds from the 9.625% Senior Notes Offering was used to retire an existing $130.0 million credit facility (the "PSH Credit Facility"). The PSH Credit Facility was refinanced with the PM&C Credit Facility. Deferred financing fees relating to the PSH Credit Facility were written off, resulting in an extraordinary loss of approximately $1.7 million on the refinancing transaction. Pegasus exchanged its 9.625% Series A Notes for its 9.625% Series B Senior Notes due 2005 (the "9.625% Series B Notes" and, together with the 9.625% Series A Notes, the "9.625% Senior Notes"). The 9.625% Series B Notes have substantially the same terms and provisions as the 9.625% Series A Notes.

     In December 1997, PM&C entered into a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of PM&C and its subsidiaries. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of December 31, 1998, $49.6 million of stand-by letters of credit were issued pursuant to the PM&C Credit Facility.

     In November 1998, Pegasus completed an offering of senior notes (the "9.75% Senior Notes Offering") in which it sold $100.0 million of its 9.75% Series A Senior Notes due 2006 (the "9.75% Series A Notes"), resulting in net proceeds to the Company of approximately $96.8 million. $64.0 million of the net proceeds from the 9.75% Senior Notes Offering were used to repay a portion of the outstanding indebtedness under the PM&C Credit Facility.

     Certain of the Company's notes may be redeemed, at the option of the Company, in whole or in part, at various points in time after July 1, 2000 at the redemption prices specified in the indentures governing the respective notes, plus accrued and unpaid interest thereon.

     The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

     At December 31, 1998, maturities of long-term debt and capital leases are as follows:



  1999 .........................   $ 14,399,046
  2000 .........................     11,318,785
  2001 .........................      8,108,254
  2002 .........................      3,105,629
  2003 .........................     71,003,760
  Thereafter ...................    451,093,278
                                   ------------
                                   $559,028,752
                                   ============

                      PEGASUS COMMUNICATIONS CORPORATION

8. Earnings Per Common Share:


Calculation of basic and diluted earnings per common share:


     The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share (in thousands):




                                                                1996                1997                1998
                                                          ----------------   -----------------   -----------------
Net loss applicable to common shares ..................     ($ 9,974,146)      ($ 31,487,137)      ($ 93,880,748)
                                                             ===========        ============        ============
Weighted average common shares outstanding ............        6,239,646           9,858,244          14,129,602
                                                             ===========        ============        ============
Total shares used for calculation of basic earnings per
 common share .........................................        6,239,646           9,858,244          14,129,602
Stock options .........................................               --                  --                  --
                                                             -----------        ------------        ------------
Total shares used for calculation of diluted earnings
 per common share .....................................        6,239,646           9,858,244          14,129,602
                                                             ===========        ============        ============

     Basic earnings per share amounts are based on net income after deducting preferred stock dividend requirements divided by the weighted average number of Class A and Class B Common Shares outstanding during the year.


     For the years ended December 31, 1997 and 1998, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $12.2 million and $14.8 million, respectively, by applicable shares outstanding.


     Securities that have not been issued and are antidilutive amounted to 2,539 shares in 1996, 582,493 shares in 1997 and 1,299,863 shares in 1998.


9. Leases:


     The Company leases certain studios, towers, utility pole attachments, and occupancy of underground conduits and headend sites under operating leases. The Company also leases office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2004. Rent expense for the years ended December 31, 1996, 1997 and 1998 was $712,000, $1.1 million and $1.6 million, respectively. The Company leases equipment under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the leases. The related obligations are included in long-term debt. Property and equipment at December 31 include the following amounts for leases that have been capitalized:




                                                             1997            1998
                                                        -------------   -------------
         Equipment, furniture and fixtures ..........    $  700,807      $  662,276
         Vehicles ...................................       516,642         541,068
                                                         ----------      ----------
                                                          1,217,449       1,203,344
         Accumulated depreciation ...................      (512,307)       (562,403)
                                                         ----------      ----------
         Total ......................................    $  705,142      $  640,941
                                                         ==========      ==========

                      PEGASUS COMMUNICATIONS CORPORATION

9. Leases:  -- (Continued)

     Future minimum lease payments on noncancellable operating and capital leases at December 31, 1998 are as follows:

                                                                 Operating       Capital
                                                                   Leases         Leases
                                                               -------------   -----------
         1999 ..............................................    $1,887,217      $216,795
         2000 ..............................................     1,651,919       207,635
         2001 ..............................................     1,521,132       157,286
         2002 ..............................................     1,075,957        57,902
         2003 ..............................................       630,623         1,560
         Thereafter ........................................       393,013            --
                                                                ----------      --------
         Total minimum payments ............................    $7,159,861       641,178
                                                                ==========
         Less: amount representing interest ................                      98,457
                                                                                --------
         Present value of net minimum lease payments
          including current maturities of $168,117 .........                    $542,721
                                                                                ========


10. Income Taxes:

     The following is a summary of the components of income taxes from operations:




                                                        1996            1997            1998
                                                   --------------   -----------   ----------------
Federal -- deferred ............................     ($ 169,000)                    ($ 1,070,645)
State and local -- current .....................         49,000      $200,000            175,000
                                                      ---------      --------        -----------
 Provision (benefit) for income taxes ..........     ($ 120,000)     $200,000       ($   895,645)
                                                      =========      ========        ===========


     The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 1997 and 1998 are as follows:




                                                                               1997               1998
                                                                         ----------------   ----------------
Assets:
 Receivables .........................................................     $     73,547       $    215,451
 Excess of tax basis over book basis from tax gain recognized upon
   incorporation of subsidiaries .....................................        1,890,025          2,112,381
 Loss carryforwards ..................................................       18,046,889         56,700,200
 Other ...............................................................          870,305            972,694
                                                                           ------------       ------------
   Total deferred tax assets .........................................       20,880,766         60,000,726
                                                                           ------------       ------------
Liabilities:
 Excess of book basis over tax basis of property, plant and equipment         1,938,899          1,906,903
 Excess of book basis over tax basis of amortizable intangible assets.        5,695,313         78,764,811
                                                                           ------------       ------------
   Total deferred tax liabilities ....................................        7,634,212         80,671,714
                                                                           ------------       ------------
 Net deferred tax assets (liabilities) ...............................       13,246,554        (20,670,988)
   Valuation allowance ...............................................      (13,296,554)       (48,120,993)
                                                                           ------------       ------------
 Net deferred tax liabilities ........................................    ($     50,000)     ($ 68,791,981)
                                                                           ============       ============


     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the Company's net operating loss carryforwards and portions of other deferred tax assets related to prior acquisitions. The valuation allowance increased primarily as the result of net operating loss carryforwards generated during 1998, which may not be utilized.

                      PEGASUS COMMUNICATIONS CORPORATION

10. Income Taxes:  -- (Continued)

     At December 31, 1998, the Company has net operating loss carryforwards of approximately $149.2 million which are available to offset future taxable income and expire through 2018.

A reconciliation of the Federal statutory rate to the effective tax rate is as follows:




                                                                  1996           1997          1998
                                                             -------------   -----------   -----------
         U.S. statutory federal income tax rate ..........        34.00%         34.00%        35.00%
         Foreign net operating loss ......................         1.73             --            --
         Valuation allowance .............................       (36.92)        (34.38)       (34.40)
         Other ...........................................           --           1.43          0.70
                                                                 -------        ------        ------
         Effective tax rate ..............................       ( 1.19%)         1.05%         1.30%
                                                                 =======        ======        ======


11. Supplemental Cash Flow Information:


Significant noncash investing and financing activities are as follows:




                                                                       Years ended December 31,
                                                            ----------------------------------------------
                                                                 1996            1997            1998
                                                            -------------   -------------   --------------
Barter revenue and related expense ......................   $6,337,220      $7,520,000      $ 8,078,000
Acquisition of program rights and assumption of
 related program payables ...............................    1,140,072       3,452,779        4,629,881
Acquisition of plant under capital leases ...............      312,578         529,072           36,500
Capital contribution and related acquisition of intan-
 gibles .................................................   14,079,546      15,197,503      119,695,473
Execution of license agreement option ...................    3,050,000              --               --
Minority interest and related acquisition of intan-
 gibles .................................................           --       3,000,000               --
Notes payable and related acquisition of intangibles.....           --       7,113,689      219,889,144
Series A Preferred Stock dividend and reduction of
 paid-in capital ........................................           --      12,215,000       14,763,447
Deferred taxes, net and related acquisition of intan-
 gibles .................................................           --              --       82,934,179

     For the years ended December 31, 1996, 1997 and 1998, the Company paid cash for interest in the amount of $12.0 million, $13.5 million and $35.3 million, respectively. The Company paid no federal income taxes for the years ended December 31, 1996, 1997 and 1998.

12. Acquisitions and Dispositions:


     In 1997, the Company acquired, from 25 independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $161.2 million, which consisted of $133.9 million in cash, 923,860 shares of the Company's Class A Common Stock (amounting to $14.9 million at the time of issuance), $3.0 million in preferred stock of a subsidiary of Pegasus, warrants to purchase a total of 283,969 shares of the Company's Class A Common Stock (amounting to $1.1 million at the time of issuance), $7.1 million in promissory notes and $1.2 million in assumed net liabilities.

     Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system to State Cable TV Corporation for approximately $6.9 million in cash, net of certain selling costs. The Company recognized a gain on the transaction of approximately $4.5 million.

                      PEGASUS COMMUNICATIONS CORPORATION

12. Acquisitions and Dispositions:  -- (Continued)

     In 1998, the Company acquired (exclusive of the acquisition of DTS), from 26 independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $132.1 million, which consisted of $109.3 million in cash, 37,304 shares of the Company's Class A Common Stock (amounting to $900,000 at the time of issuance), warrants to purchase a total of 25,000 shares of the Company's Class A Common Stock (amounting to $222,000 at the time of issuance), $20.4 million in promissory notes and $1.3 million in assumed net liabilities.


     On April 27, 1998, the Company acquired DTS, which holds the rights to provide DIRECTV programming in certain rural areas of California, Colorado, Georgia, Indiana, Kansas, Kentucky, New Hampshire, New Mexico, New York, South Carolina and Vermont, in exchange for total consideration of approximately $363.9 million, which consisted of approximately 5.5 million shares of the Company's Class A Common Stock (amounting to $118.8 million at a price of $21.71 per share, the average closing price per share five days prior and subsequent to the acquisition announcement), options and warrants to purchase a total of 224,038 shares of the Company's Class A Common Stock (amounting to $3.3 million at the time of issuance), approximately $158.9 million in assumed net liabilities and approximately $82.9 million of a deferred tax liability.


     Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems to Avalon Cable of New England, LLC for approximately $30.1 million in cash. The Company recognized a gain on the transaction of approximately $24.7 million.


     Unless otherwise noted, the value assigned to the Class A Common Stock was computed by multiplying the number of shares issued by the closing price per share on the day prior to the date of consummation of the acquisition.


     The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if the above DBS territories and cable systems had been acquired or sold as of the beginning of the periods presented, after including the impact of certain adjustments, such as the amortization of intangibles, interest expense, preferred stock dividends and related income tax effects. The pro forma information does not purport to be indicative of what would have occurred had the acquisitions/dispositions been made on those dates or of results which may occur in the future. This pro forma information does not include any acquisitions that occurred subsequent to December 31, 1998.

                                                                 Years Ended December 31,
                                                               -----------------------------
          (in thousands, except earnings per share)                     (unaudited)
                                                                    1997            1998
                                                               -------------   -------------
         Net revenues ......................................     $ 178,769       $ 236,293
                                                                 =========       =========
         Operating loss ....................................    ($  64,304)     ($  78,798)
                                                                 =========       =========
         Net loss ..........................................    ($ 120,873)     ($ 133,988)
         Less: Preferred stock dividends ...................       (13,156)        (14,763)
                                                                 ---------       ---------
         Net loss available to common stockholders .........    ($ 134,029)     ($ 148,751)
                                                                 =========       =========
         Net loss per common share .........................    ($    8.50)     ($    9.37)
                                                                 =========       =========

     On July 23, 1998, the Company entered into an agreement to purchase a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.0 million in cash. The Aguadilla cable system serves approximately 21,500 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The Aguadilla cable system is contiguous to the Company's existing

                      PEGASUS COMMUNICATIONS CORPORATION

12. Acquisitions and Dispositions:  -- (Continued)

Puerto Rico cable system and, upon completion of the purchase, the Company intends to consolidate the Aguadilla cable system with its existing cable system. The closing of this acquisition is subject to regulatory and other approvals, as well as customary conditions, and the Company expects this transaction to close in the first half of 1999.

13. Financial Instruments:

     The carrying values and fair values of the Company's financial instruments at December 31 consisted of:

                                                                1997                       1998
                                                      ------------------------   ------------------------
                                                       Carrying        Fair       Carrying        Fair
                                                         Value        Value         Value        Value
                                                      ----------   -----------   ----------   -----------
                                                                        (in thousands)
Long-term debt, including current portion .........    $208,355     $240,086      $559,029     $583,460
Series A Preferred Stock ..........................     111,264      114,750       126,028      126,978

     Long-term debt: The fair value of long-term debt is estimated based on the quoted market price for the same or similar instruments.

     Series A Preferred Stock: The fair value of Series A Preferred Stock is estimated based on the quoted market price for the same or similar instruments.


     All other financial instruments are stated at cost which approximates fair market value.

14. Warrants:

     In January 1997, in connection with the Unit Offering, the Company issued warrants to purchase 193,600 shares of Class A Common Stock at an exercise price of $15 per share. These warrants are exercisable through January 1, 2007. At December 31, 1998, none of these warrants have been exercised. The fair value of these warrants was estimated using the Black-Scholes pricing model and was approximately $951,000. The value assigned to these warrants reduced the carrying amount of the Series A Preferred Stock and was effected by an increase in paid-in-capital.

     In March 1997, in connection with the acquisition of DBS properties, the Company issued warrants to purchase 283,969 shares of Class A Common Stock at an exercise price of $11.81 per share. These warrants are exercisable through March 10, 2006. At December 31, 1998, none of these warrants had been exercised. The fair value of these warrants was estimated using the Black-Scholes pricing model and was approximately $1.1 million. The value assigned to these warrants increased the carrying amount of the DBS rights acquired and was effected by an increase in paid-in-capital.

     In 1998, in connection with the acquisition of DBS properties, the Company issued warrants to purchase 181,996 shares of Class A Common Stock at exercise prices between $14.64 and $24.26 per share. These warrants are exercisable through October 10, 2007. At December 31, 1998, warrants to purchase 1,929 shares of Class A Common Stock have been exercised. The fair value of the warrants issued was estimated using the Black-Scholes pricing model and was approximately $2.7 million. The value assigned to these warrants increased the carrying amount of the DBS rights acquired and was effected by an increase in paid-in-capital.

15. Employee Benefit Plans:

     The Company has two active stock plans available to grant stock options (the "Stock Option Plan") and restricted stock awards (the "Restricted Stock Plan") to eligible employees, executive officers and non-employee directors of the Company. The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

                      PEGASUS COMMUNICATIONS CORPORATION

15. Employee Benefit Plans:  -- (Continued)

Stock Option Plan

     The Stock Option Plan provides for the granting of nonqualified and qualified options to purchase a maximum of 970,000 shares (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus) of Class A Common Stock of the Company. The Stock Option Plan terminates in September 2006. As of December 31, 1998, options to purchase an aggregate of 642,227 shares of Class A Common Stock at exercise prices between $11.00 and $25.13 were outstanding, including 638,842 options outstanding under the Stock Option Plan, of which 67,042 were issued in connection with the acquisition of DTS. All options granted under the Stock Option Plan have been granted at fair market value at the time of grant.

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

     The fair value of options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1996, 1997 and 1998:


                                                        1996         1997         1998
                                                     ----------   ----------   ----------
         Risk-free interest rate .................   5.56%         6.35%        5.11%
         Dividend Yield ..........................   0.00%         0.00%        0.00%
         Volatility Factor .......................   0.00          0.403        0.479
         Weighted average expected life ..........   5 years      5 years      4.5 years

     Pro forma net losses for 1996, 1997 and 1998 would have been $10.0 million, $31.7 million and $94.7 million, respectively; pro forma net losses per common share for 1996, 1997 and 1998 would have been $1.60, $3.22 and $6.70, respectively. The weighted average fair value of options granted were $3.40, $4.99 and $11.19 for 1996, 1997 and 1998, respectively.

     The following table summarizes stock option activity over the past three years:


                                                                          Weighted
                                                         Number of        Average
                                                           Shares      Exercise Price
                                                        -----------   ---------------
   Outstanding at January 1, 1996 ...................          --             --
   Granted ..........................................       3,385         $14.00
   Exercised ........................................          --             --
   Canceled or expired ..............................          --             --
                                                            -----         ------
   Outstanding at December 31, 1996 .................       3,385          14.00
   Granted ..........................................     220,000          11.00
   Exercised ........................................          --             --
   Canceled or expired ..............................          --             --
                                                          -------         ------
   Outstanding at December 31, 1997 .................     223,385          11.05
   Granted ..........................................     418,842          21.23
   Exercised ........................................          --             --
   Canceled or expired ..............................          --             --
                                                          =======         ======
   Outstanding at December 31, 1998 .................     642,227         $17.69
                                                          =======         ======
   Options exercisable at December 31, 1996 .........       3,385         $14.00
   Options exercisable at December 31, 1997 .........       3,385          14.00
   Options exercisable at December 31, 1998 .........     143,728          15.09


                      PEGASUS COMMUNICATIONS CORPORATION

15. Employee Benefit Plans:  -- (Continued)

Restricted Stock Plan

     The Restricted Stock Plan provides for the granting of four types of restricted stock awards representing a maximum of 350,000 shares (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus) of Class A Common Stock of the Company to eligible employees who have completed at least one year of service. Restricted stock received under the Restricted Stock Plan vests based on years of service with the Company and are fully vested for employees who have four years of service with the Company with the exception of special recognition awards which are fully vested on the date of grant. The Restricted Stock Plan terminates in September 2006. As of December 31, 1998, 138,379 shares of Class A Common Stock had been granted under the Restricted Stock Plan. The expense for this plan amounted to $501,139, $800,768 and $1.0 million in 1996, 1997 and 1998, respectively.

401(k) Plans

     Effective January 1, 1996, PM&C adopted the Pegasus Communications Savings Plan (the "US 401(k) Plan") for eligible employees of PM&C and its domestic subsidiaries. Effective October 1, 1996, the Company's Puerto Rico subsidiary adopted the Pegasus Communications Puerto Rico Savings Plan (the "Puerto Rico 401(k) Plan" and, together with the US 401(k) Plan, the "401(k) Plans") for eligible employees of the Company's Puerto Rico subsidiaries. Substantially all Company employees who, as of the enrollment date under the 401(k) Plans, have completed at least one year of service with the Company are eligible to participate in one of the 401(k) Plans. Participants may make salary deferral contributions of 2% to 6% of their salary to the 401(k) Plans. The expense for this plan amounted to $484,226, $473,104 and $450,883 in 1996, 1997 and 1998,
respectively.

     The Company may make three types of contributions to the 401(k) Plans, each allocable to a participant's account if the participant completes at least 1,000 hours of service in the applicable plan year, and is employed on the last day of the applicable plan year. Discretionary Company contributions and Company matches of employee salary deferral contributions and rollover contributions are made in the form of Class A Common Stock, or in cash used to purchase Class A Common Stock. The Company has authorized and reserved for issuance up to 205,000 shares of Class A Common Stock in connection with the 401(k) Plans. Company contributions to the 401(k) Plans are subject to limitations under applicable laws and regulations. All employee contributions to the 401(k) Plans are fully vested at all times and all Company contributions, if any, vest based on years of service with the Company and are fully vested for employees who have four years of service with the Company. A participant also becomes fully vested in Company contributions to the 401(k) Plans upon attaining age 65 or upon his or her death or disability.

16. Commitments and Contingent Liabilities:

Legal Matters:

     In connection with the pending license renewal application of one of the Company's television stations, it has come to the attention of the Company that, at that station, there were violations of the FCC's rules establishing limits on the amount of commercial material in programs directed to children.

     The Company was notified that is has been sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who purport to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of the Company's late-fee policy. The Company is advised that similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

     From time to time the Company is involved with claims that arise in the normal course of business.

                      PEGASUS COMMUNICATIONS CORPORATION

16. Commitments and Contingent Liabilities:  -- (Continued)

     In the opinion of management, the ultimate liability with respect to the aforementioned claims and matters will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

Program Rights:

     The Company has entered into agreements totaling $6.9 million as of December 31, 1998 for film rights and programs that are not yet available for showing at December 31, 1998, and accordingly, are not recorded by the Company. At December 31, 1998, the Company has commitments for future program rights of approximately $3.1 million, $3.6 million, $3.1 million, $1.3 million, $214,000 and $428,000 in 1999, 2000, 2001, 2002, 2003 and thereafter, respectively.

17. Related Party Transactions:

     Effective October 31, 1997, the Company acquired DIRECTV distribution rights for certain rural areas of Georgia and the related assets (the "ViewStar DBS Acquisition") from ViewStar Entertainment Services, Inc. ("ViewStar"). Prior to the acquisition, Donald W. Weber, a director of Pegasus, was the President and Chief Executive Officer of ViewStar and together with his son owned approximately 73% of the outstanding stock of ViewStar. The ViewStar DBS Acquisition was effected through a merger of ViewStar into a subsidiary of Pegasus. The purchase price of the ViewStar DBS Acquisition consisted of approximately $6.4 million in cash and 397,035 shares of Class A Common Stock. The acquisition involved the execution of noncompetition agreements by Mr. Weber and his son and the execution of a shareholders agreement (which included the granting of certain registration rights on the shares of Class A Common Stock issued in connection with the acquisition).

     The Company entered into an arrangement in 1998 with W.W. Keen Butcher (the stepfather of Marshall W. Pagon, the Company's President and Chief Executive Officer, and Nicholas A. Pagon, a Vice President of Pegasus), certain entities controlled by him (the "KB Companies") and the owner of a minority interest in one of the KB Companies, under which the Company agreed to provide and maintain collateral for up to $4.0 million in principal amount of bank loans to Mr. Butcher and the minority owner. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the KB Companies for the acquisition of television broadcast stations to be operated by the Company pursuant to local marketing agreements. As of December 31, 1998, the Company had provided collateral of $1.6 million pursuant to this arrangement, which is included as restricted cash on the Company's consolidated balance sheets.

     William P. Phoenix, a director of Pegasus since June 1998, is a managing director of CIBC Oppenheimer Corporation ("CIBC"). CIBC and its affiliates have provided financial services to the Company, including serving as one of the initial purchasers in the 9.75% Senior Notes Offering, providing a fair market value appraisal in connection with the contribution to Pegasus of certain assets between related parties, providing fairness opinions in connection with the ViewStar DBS Acquisition and certain intercompany transactions and acting as a standby purchaser in connection with DTS offer to repurchase the DTS notes as a result of the change of control arising by Pegasus' acquisition of DTS. Total fees and expenses were approximately $3.3 million for the year ended December 31, 1998.

18. Industry Segments:

     The Company operates in growing segments of the media industry: DBS, Broadcast and Cable. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 36 states. Broadcast consists of nine television stations affiliated with Fox, UPN and the WB and two transmitting towers, all located in the eastern United States. Cable consists of providing cable television services to individual and commercial subscribers in Puerto Rico.

                      PEGASUS COMMUNICATIONS CORPORATION

18. Industry Segments:  -- (Continued)

     All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $855,000, $506,000 and $2.0 for 1996, 1997 and 1998, respectively. Capital expenditures for the Company's Broadcast segment were $2.3 million, $6.4 million and $6.8 million for 1996, 1997 and 1998, respectively. Capital expenditures for the Company's Cable segment were $3.1 million, $2.9 million and $2.0 million for 1996, 1997 and 1998, respectively. Identifiable total assets for the Company's DBS segment were $209.5 million and $715.6 million as of December 31, 1997 and 1998, respectively. Identifiable total assets for the Company's Broadcast segment were $63.0 million and $67.1 million as of December 31, 1997 and 1998, respectively. Identifiable total assets for the Company's Cable segment were $51.7 million and $47.0 million as of December 31, 1997 and 1998, respectively.


19. Subsequent Events:

     As of February 12, 1999, the Company acquired, from five independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Illinois, Indiana, Minnesota and Texas and the related assets in exchange for total consideration of approximately $22.6 million, which consisted of $21.5 million in cash and a $1.3 million promissory note, payable over one year.

20. Quarterly Information (unaudited):




                                                                          Quarter Ended
                                                  --------------------------------------------------------------
     (in thousands, except per share data)          March 31,       June 30,      September 30,     December 31,
                                                       1998           1998             1998             1998
                                                  -------------   ------------   ---------------   -------------
1998
 Net revenues .................................      $ 28,784       $ 46,739         $ 55,507         $ 64,190
 Operating loss ...............................        (6,302)        (8,877)         (18,590)         (26,879)
 Loss before extraordinary items ..............       (15,936)       (22,804)         (10,751)         (44,389)
 Net loss applicable to common shares .........     ($ 15,936)     ($ 22,804)       ($ 10,751)       ($ 44,389)
Basic and diluted earnings per share:
 Operating loss ...............................     ($   0.61)     ($   0.62)       ($   1.17)       ($   1.69)
 Loss before extraordinary items ..............         (1.54)         (1.59)           (0.68)           (2.79)
 Net loss .....................................     ($   1.54)     ($   1.59)       ($   0.68)       ($   2.79)


The Company had no extraordinary gains or losses for the year ended December 31, 1998.




                                                                         Quarter Ended
                                                  ------------------------------------------------------------
     (in thousands, except per share data)         March 31,      June 30,      September 30,     December 31,
                                                      1997          1997             1997             1997
                                                  -----------   ------------   ---------------   -------------
1997
 Net revenues .................................      $15,897       $19,778         $21,927          $ 29,216
 Operating loss ...............................        (366)          (113)         (1,308)           (4,801)
 Loss before extraordinary items ..............        (692)        (6,270)         (9,015)          (13,854)
 Net loss applicable to common shares .........     ($  692)      ($ 6,270)       ($ 9,015)        ($ 15,510)
Basic and diluted earnings per share:
 Operating loss ...............................     ($ 0.04)       ($ 0.01)        ($ 0.13)         ($  0.47)
 Loss before extraordinary items ..............       (0.07)         (0.64)          (0.91)            (1.36)
 Net loss .....................................     ($ 0.07)       ($ 0.64)        ($ 0.91)         ($  1.53)


     For the fourth quarter of 1997, the Company had an extraordinary loss of approximately $1.7 million or $0.16 per share in connection with the refinancing of certain credit facilities.

                     [PricewaterhouseCooper LLP letterhead]


                       REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the consolidated financial statements of Pegasus Communications Corporation and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page S-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ PricewaterhouseCoopers LLP


February 12, 1999

                       PEGASUS COMMUNICATIONS CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1997 and 1998
                             (Dollars in thousands)

                             Balance at      Additions     Additions                        Balance at
                             Beginning       Charged To    Charged To                       End of
 Description                 of Period       Expenses      Other Accounts    Deductions     Period
 -----------                 ----------      ----------    --------------    ----------     -----------
Allowance for Uncollectible
Accounts Receivable
  Year 1996                   $   238         $   336        $    --           $  331(b)       $   243
  Year 1997                   $   243         $   371        $    --           $  295(b)       $   319
  Year 1998                   $   319         $   797        $  183(a)         $  732(b)       $   567

Valuation Allowance for
Deferred Tax Assets
  Year 1996                   $ 6,954         $ 7,032        $    --           $3,302          $10,684
  Year 1997                   $10,684         $ 7,584        $    --           $4,971          $13,297
  Year 1998                   $13,297         $41,070        $    --           $6,246          $48,121


(a) Amount acquired as a result of the merger with Digital Television Services, Inc.
(b) Amounts written off, net of recoveries.

                                 EXHIBIT INDEX

Exhibit
Number                  Document Name
-------                 -------------

23.1                    Consent of PricewaterhouseCoopers LLP