Form 10-Q
period 1999-03-31
PEGASUS COMMUNICATIONS CORP
filed 1999-05-14
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 1999
                                   --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from ____________ to _____________

                         Commission File Number 0-21389
                                                -------

                       PEGASUS COMMUNICATIONS CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                     Delaware                                    51-0374669
           ------------------------------                 ----------------------
          (State or other jurisdiction of                    (IRS Employer
           incorporation or organization)                 Identification Number)


         c/o Pegasus Communications Management Company;
         225 City Line Avenue, Suite 200, Bala Cynwyd, PA          19004
         ------------------------------------------------        ---------
         (Address of principal executive offices)                (Zip code)


         Registrant's telephone number, including area code:   (888) 438-7488
                                                                -------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         Number of shares of each class of the Registrant's common stock outstanding as of May 10, 1999:

                Class A, Common Stock, $0.01 par value               15,051,703
                Class B, Common Stock, $0.01 par value                4,581,900

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 1999


                                                                           Page
                                                                           ----
Part I.  Financial Information


         Item 1      Consolidated Financial Statements

                     Consolidated Balance Sheets
                       December 31, 1998 and March 31, 1999                   3

                     Consolidated Statements of Operations
                       Three months ended March 31, 1998 and 1999             4

                     Consolidated Statements of Cash Flows
                       Three months ended March 31, 1998 and 1999             5

                     Notes to Consolidated Financial Statements               6


         Item 2      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         11


         Item 3      Quantitative and Qualitative Disclosures About
                       Market Risk                                           18


Part II. Other Information


         Item 2      Changes in Securities and Use of Proceeds               19

         Item 6      Exhibits and Reports on Form 8-K                        19

         Signature                                                           20

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets



                                                                                December 31,                    March 31,
                                                                                    1998                           1999
                                                                             -------------------            -------------------
                              ASSETS                                                                           (unaudited)
Current  assets:
     Cash and cash equivalents                                                      $54,505,473                    $20,767,983
     Restricted cash                                                                 21,479,305                     10,955,768
     Accounts receivable, less allowance for doubtful
      accounts of $567,000 and $674,000, respectively                                20,882,260                     22,668,512
     Inventory                                                                        5,426,348                      4,757,507
     Program rights                                                                   3,156,715                      2,868,071
     Deferred taxes                                                                   2,602,453                      2,073,248
     Prepaid expenses and other                                                       1,207,312                      1,438,373
                                                                             -------------------            -------------------
       Total current assets                                                         109,259,866                     65,529,462

Property and equipment, net                                                          34,066,502                     37,407,298
Intangible assets, net                                                              729,405,657                    772,821,027
Program rights                                                                        3,428,382                      3,103,382
Deferred taxes                                                                        9,277,280                      7,156,946
Deposits and other                                                                      872,386                        872,386
                                                                             -------------------            -------------------

     Total assets                                                                  $886,310,073                   $886,890,501
                                                                             ===================            ===================


                  LIABILITIES AND TOTAL EQUITY

Current liabilities:
     Current portion of long-term debt                                              $14,399,046                    $12,419,298
     Accounts payable                                                                 4,794,809                      2,336,721
     Accrued interest                                                                17,465,493                     15,092,766
     Accrued satellite programming and fees                                          19,352,780                     22,042,341
     Accrued expenses                                                                12,926,864                     14,271,766
     Current portion of program rights payable                                        2,431,515                      2,140,828
                                                                             -------------------            -------------------
       Total current liabilities                                                     71,370,507                     68,303,720

Long-term debt                                                                      544,629,706                    518,627,987
Program rights payable                                                                2,472,367                      2,197,367
Deferred taxes                                                                       80,671,714                     77,579,675
                                                                             -------------------            -------------------
      Total liabilities                                                             699,144,294                    666,708,749
                                                                             -------------------            -------------------

Commitments and contingent liabilities                                                        -                              -

Minority interest                                                                     3,000,000                      3,000,000

Preferred Stock; $0.01 par value; 5.0 million shares authorized                               -                              -

Series A Preferred Stock; $0.01 par value; 126,978 shares
     authorized; 119,369 and 126,978 issued and outstanding                         126,027,871                    130,075,309

Common stockholders' equity:
     Class A Common Stock; $0.01 par value; 30.0 million shares
       authorized; 11,315,809 and 14,933,681 issued and outstanding                     113,158                        149,336
     Class B Common Stock; $0.01 par value; 15.0 million shares
       authorized; 4,581,900 issued and outstanding                                      45,819                         45,819
     Additional paid-in capital                                                     173,870,633                    244,680,079
     Deficit                                                                       (115,891,702)                  (157,768,791)
                                                                             -------------------            -------------------
      Total common stockholders' equity                                              58,137,908                     87,106,443
                                                                             -------------------            -------------------

     Total liabilities and stockholders' equity                                    $886,310,073                   $886,890,501
                                                                             ===================            ===================

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations

                                                                         Three Months Ended March 31,
                                                                    ----------------------------------------
                                                                           1998                  1999
                                                                    ------------------    ------------------
                                                                                   (unaudited)
Net revenues:
     DBS                                                                  $17,464,162           $58,335,773
     Broadcast                                                              6,925,019             7,949,530
     Cable                                                                  4,394,511             3,070,984
                                                                    ------------------    ------------------
       Total net revenues                                                  28,783,692            69,356,287

Operating expenses:
     DBS
        Programming, technical, general and administrative                 12,194,387            40,519,557
        Marketing and selling                                               4,199,406            21,146,272
        Incentive compensation                                                360,000               390,000
        Depreciation and amortization                                       6,644,127            21,451,553
     Broadcast
        Programming, technical, general and administrative                  3,877,798             4,942,549
        Marketing and selling                                               1,384,801             1,466,609
        Incentive compensation                                                      -               155,542
        Depreciation and amortization                                       1,329,419             1,189,144
     Cable
        Programming, technical, general and administrative                  2,297,341             1,665,968
        Marketing and selling                                                 107,066               108,878
        Incentive compensation                                                 49,205                22,935
        Depreciation and amortization                                       1,542,378             1,084,580

     Corporate expenses                                                       685,266             1,240,243
     Corporate depreciation and amortization                                  414,660               710,590
                                                                    ------------------    ------------------
       Loss from operations                                                (6,302,162)          (26,738,133)

Interest expense                                                           (5,975,738)          (15,691,140)
Interest income                                                               345,747               460,565
Other expense, net                                                           (352,454)             (350,881)
                                                                    ------------------    ------------------
     Loss before income taxes                                             (12,284,607)          (42,319,589)
Provision (benefit) for income taxes                                           75,000              (442,500)
                                                                    ------------------    ------------------
     Net loss                                                             (12,359,607)          (41,877,089)
     Preferred stock dividends                                              3,576,853             4,047,438
                                                                    ------------------    ------------------
      Net loss applicable to common shares                               ($15,936,460)         ($45,924,527)
                                                                    ==================    ==================


Basic and diluted earnings per common share:
     Net loss                                                                  ($1.54)               ($2.81)
                                                                    ==================    ==================

     Weighted average shares outstanding                                   10,332,436            16,352,307
                                                                    ==================    ==================

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows

                                                                       Three Months Ended March 31,
                                                                  ----------------------------------------
                                                                        1998                   1999
                                                                  -----------------      -----------------
                                                                                (unaudited)
Cash flows from operating activities:
    Net loss                                                          ($12,359,607)          ($41,877,089)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
      Depreciation and amortization                                      9,930,584             24,435,867
      Program rights amortization                                          601,129                783,158
      Accretion on discount of bonds and seller notes                       98,853                374,648
      Stock incentive compensation                                         409,205                568,477
      Gain on disposal of assets                                               -                  (35,343)
      Bad debt expense                                                     272,379              1,020,105
      Change in assets and liabilities:
         Accounts receivable                                             1,697,397             (2,490,809)
         Inventory                                                        (159,490)               839,841
         Prepaid expenses and other                                       (140,082)              (157,593)
         Accounts payable and accrued expenses                          (3,951,049)                50,404
         Accrued interest                                                 (449,289)            (2,372,727)
         Amounts due seller                                              2,261,790                      -
         Deposits and other                                             (2,000,000)                     -
                                                                  -----------------      -----------------
    Net cash used for operating activities                              (3,788,180)           (18,861,061)
                                                                  -----------------      -----------------

Cash flows from investing activities:
       Acquisitions                                                     (7,777,494)           (65,776,010)
       Capital expenditures                                             (1,502,066)            (1,662,246)
       Purchase of intangible assets                                    (1,063,812)            (2,022,444)
       Payments for programming rights                                    (626,308)              (735,201)
       Proceeds from sale of assets                                              -                508,988
                                                                  -----------------      -----------------
    Net cash used for investing activities                             (10,969,680)           (69,686,913)
                                                                  -----------------      -----------------

Cash flows from financing activities:
       Repayments of long-term debt                                     (5,353,852)           (10,849,211)
       Borrowings on bank credit facilities                                      -             30,500,000
       Repayments of bank credit facilities                                      -            (50,200,000)
       Restricted cash                                                    (871,277)            10,523,537
       Capital lease repayments                                            (53,992)               (56,904)
       Proceeds from issuance of common stock                                    -             79,550,460
       Underwriting and common stock offering costs                              -             (4,657,398)
                                                                  -----------------      -----------------
    Net cash provided (used) by financing activities                    (6,279,121)            54,810,484
                                                                  -----------------      -----------------

Net decrease in cash and cash equivalents                              (21,036,981)           (33,737,490)
Cash and cash equivalents, beginning of year                            44,049,097             54,505,473
                                                                  -----------------      -----------------
Cash and cash equivalents, end of period                               $23,012,116            $20,767,983
                                                                  =================      =================





           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent"). Pegasus' significant direct operating subsidiaries are Pegasus Media & Communications, Inc. ("PM&C") and Digital Television Services, Inc. ("DTS").

         PM&C's subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of the United States; own and/or program broadcast television ("Broadcast" or "TV") stations affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB"); and own and operate cable television ("Cable") systems that provide service to individual and commercial subscribers in Puerto Rico. DTS and its subsidiaries provide DBS services to customers in certain rural areas of the United States.

2.   Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all of its subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts for 1998 have been reclassified for comparative purposes.

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year then ended.

3.   Common Stock:

         In March 1999, Pegasus completed a secondary public offering in which it sold approximately 3.6 million shares of its Class A Common Stock to the public at a price of $22 per share, resulting in net proceeds to the Company of $74.9 million.

         As of December 31, 1998 and March 31, 1999, the Company had two classes of Common Stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively.

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

4.   Preferred Stock:

         As of December 31, 1998 and March 31, 1999, the Company had 5.0 million shares of Preferred Stock authorized of which 126,978 shares have been designated as 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock").

         The Company had approximately 119,369 and 126,978 shares of Series A Preferred Stock issued and outstanding at December 31, 1998 and March 31, 1999, respectively. On January 1, 1999 the Company paid dividends on the Series A Preferred Stock in the aggregate of approximately 7,610 shares of Series A Preferred Stock, to shareholders of record on December 15, 1998.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.   Preferred Stock: - (Continued)

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

5.   Long-Term Debt:

Long-term debt consists of the following :

                                                                            December 31,         March 31,
                                                                                1998               1999
                                                                            -------------        ---------
Series B Senior Notes payable by Pegasus, due 2005,
    interest at 9.625%, payable semi-annually in arrears on
    April 15 and October 15.......................................         $115,000,000         $115,000,000
Series A Senior Notes payable by Pegasus,  due 2006,
    interest at 9.75%,  payable  semi-annually in arrears on
    June 1 and December 1, commencing on June 1, 1999.............          100,000,000          100,000,000
Senior six-year  $180.0 million  revolving  credit  facility, payable by PM&C, interest at PM&C's option at either
    the bank's base rate plus an applicable margin or
    LIBOR plus an applicable margin...............................           27,500,000            4,000,000
Senior six-year  $70.0  million  revolving  credit  facility, payable  by DTS,  interest  at DTS'  option at either  the
    bank's base rate or the Eurodollar Rate.......................           26,800,000           30,800,000
Senior six-year $20.0 million term loan facility,
    payable by DTS,  interest  at DTS' option at either the
    bank's base rate or the Eurodollar Rate.......................           19,600,000           19,400,000
Series B Notes payable by PM&C, due 2005, interest at
    12.5%, payable semi-annually in arrears on January 1
    and July 1, net of unamortized discount of $2,621,878
    and $2,522,548 as of December 31, 1998 and March 31, 1999,
    respectively..................................................           82,378,122           82,477,452
Series B Notes  payable by DTS,  due 2007,  interest at 12.5%, payable semi-annually in arrears on February 1 and August
    1, net of unamortized discount of $1,784,844 and $1,716,377
    as of December 31, 1998 and March 31, 1999, respectively......          153,215,156          153,283,623

Mortgage payable, due 2000, interest at 8.75%.....................              454,965              448,989
Sellers' notes, due 1999 to 2005, interest at 3% to 8%............           33,537,788           25,151,404
Capital leases and other..........................................              542,721              485,817
                                                                          ---------------    -----------------
                                                                            559,028,752          531,047,285
Less current maturities...........................................           14,399,046           12,419,298
                                                                          ---------------    -----------------
Long-term debt....................................................         $544,629,706         $518,627,987
                                                                          ===============    =================

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.   Long-Term Debt: - (Continued)

         DTS maintains a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of March 31, 1999, $18.5 million of stand-by letters of credit were issued pursuant to the DTS Credit Facility, including $10.7 million collateralizing certain of the Company's outstanding sellers' notes.

         PM&C maintains a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of PM&C and its subsidiaries. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of March 31, 1999, $30.9 million of stand-by letters of credit were issued pursuant to the PM&C Credit Facility, including $16.8 million collateralizing certain of the Company's outstanding sellers' notes.

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

6.   Earnings Per Common Share:

Calculation of basic and diluted earnings per common share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share:

                                                                                 Three Months Ended March 31,
                                                                           ---------------------------------------
                                                                                   1998                 1999
                                                                                   ----                 ----
Net loss applicable to common shares                                           ($15,936,460)        ($45,924,527)
                                                                           ==================   ==================

Weighted average common shares outstanding                                        10,332,436           16,352,307
                                                                           ==================   ==================

Total shares used for calculation of basic earnings per common share              10,332,436           16,352,307
Stock options and warrants                                                         -                    -
                                                                           ------------------   -----------------

Total shares used for calculation of diluted earnings per common share            10,332,436           16,352,307
                                                                           ==================   ==================

         Basic earnings per common share amounts are based on net income, after deducting preferred stock dividend requirements, divided by the weighted average number of shares of Class A and Class B Common Stock outstanding during the year. The total shares used for the calculation of diluted earnings per common share were not adjusted for securities that have not been issued as they are antidilutive.

         For the three months ended March 31, 1998 and 1999, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $3.6 million and $4.0 million, respectively, by applicable shares outstanding.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




7. Acquisitions:

         In the first quarter of 1999, the Company acquired, from six independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Illinois, Indiana, Minnesota and Texas and the related assets in exchange for total consideration of approximately $26.1 million, which consisted of $23.7 million in cash, $2.3 million in promissory notes, payable over one year, and $198,000 in assumed liabilities.

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.1 million in cash. The Aguadilla cable system serves approximately 21,000 subscribers and passes approximately 81,000 of the 90,000 homes in the franchise area. The Aguadilla cable system is contiguous to the Company's other Puerto Rico cable system and the Company intends to consolidate the Aguadilla cable system with its existing cable system.

8. Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                               Three Months Ended March 31,
                                                                              -------------------------------
                                                                                    1998            1999
                                                                                    ----            ----
Barter revenue and related expense.......................................       $1,459,500      $1,682,500
Acquisition of program rights and assumption of related program payables             -             169,514
Acquisition of plant under capital leases................................           36,500           -
Notes payable and related acquisition of intangibles.....................        9,500,000       2,250,000
Series A Preferred Stock dividend and reduction of paid-in capital.......        3,576,853       4,047,438

         For the three months ended March 31, 1998 and 1999, the Company paid cash for interest in the amount of $6.4 million and $18.1 million, respectively. The Company paid no federal income taxes for the three months ended March 31, 1998 and 1999.

9. Commitments and Contingent Liabilities:

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Industry Segments:

         The Company operates in growing segments of the media industry: DBS, Broadcast and Cable. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 35 states. Broadcast consists of nine television stations affiliated with Fox, UPN and the WB and two transmitting towers, all located in the eastern United States. Cable consists of providing cable television services to individual and commercial subscribers in Puerto Rico.

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $77,000 and $380,000 for the three months ended March 31, 1998 and 1999, respectively. Capital expenditures for the Company's Broadcast segment were $1.0 million and $251,000 for the three months ended March 31, 1998 and 1999, respectively. Capital expenditures for the Company's Cable segment were $280,000 and $892,000 for the three months ended March 31, 1998 and 1999, respectively. Identifiable total assets for the Company's DBS segment were $715.6 million and $697.3 million as of December 31, 1998 and March 31, 1999, respectively. Identifiable total assets for the Company's Broadcast segment were $67.1 million and $66.1 million as of December 31, 1998 and March 31, 1999, respectively. Identifiable total assets for the Company's Cable segment were $47.0 million and $86.3 million as of December 31, 1998 and March 31, 1999, respectively.

11. Other Events:

         In April 1999, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Nebraska and Ohio and the related assets in exchange for $5.0 million in cash, warrants to purchase a total of 25,000 shares of the Company's Class A Common Stock and $2.0 million in promissory notes, payable over two years.

         On April 29, 1999, Pegasus exchanged its 9.75% Series A Senior Notes due 2006 (the "9.75% Series A Notes") for its 9.75% Series B Senior Notes due 2006 (the "9.75% Series B Notes"). The 9.75% Series B Notes have substantially the same terms and provisions as the 9.75% Series A Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the Year 2000); the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-10 herein.

General

         Pegasus Communications Corporation is:

         o The largest independent provider of DIRECTV with 503,000 subscribers at April 30, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 4.8 million rural households in 35 states. We distribute DIRECTV through the Pegasus retail network, a network of approximately 2,000 independent retailers.

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

         Pre-marketing cash flow and location cash flow are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow and location cash flow also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Pegasus' industry or the economy generally. We believe that pre-marketing cash flow and location cash flow are important, however, for the following reasons:

         o those who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that our lenders, investors and we use to monitor our financial performance and debt leverage.

         Pegasus generally does not require new DBS customers to sign programming contracts and, as a result, subscriber acquisition costs are currently being charged to operations in the period incurred.


Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

         Total net revenues for the three months ended March 31, 1999 were $69.4 million, an increase of $40.6 million, or 141%, compared to total net revenues of $28.8 million for the same period in 1998. The increase in total net revenues for the three months ended March 31, 1999 was primarily due to an increase in DBS revenues of $40.9 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses for the three months ended March 31, 1999 were $96.1 million, an increase of $61.0 million, or 174%, compared to total operating expenses of $35.1 million for the same period in 1998. The increase was primarily due to an increase of $60.1 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $2.0 million for the three months ended March 31, 1999, an increase of $851,000, or 77%, compared to $1.1 million for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business. The increase in corporate depreciation and amortization is primarily due to amortization of deferred financing costs associated with the issuance of $100.0 million of senior notes in November 1998.

         Interest expense was $15.7 million for the three months ended March 31, 1999, an increase of $9.7 million, or 163%, compared to interest expense of $6.0 million for the same period in 1998. The increase in interest expense is primarily due to interest on Pegasus' $100.0 million senior notes issued in November 1998, Digital Television Service Inc.'s $155.0 million senior notes, which were assumed by Pegasus in April 1998, and an increase in bank borrowings and sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $461,000 for the three months ended March 31, 1999, an increase of $115,000, or 33%, compared to interest income of $346,000 for the same period in 1998. The increase in interest income is due to greater average cash balances for the three months ended March 31, 1999 compared to the same period in 1998.

         Other expenses were $351,000 for the three months ended March 31, 1999, a decrease of $1,000 compared to other expenses of $352,000 for the same period in 1998.

         The provision for income taxes declined by approximately $518,000 primarily as a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services, Inc.

         Preferred stock dividends were $4.0 million for the three months ended March 31, 1999, an increase of $471,000, or 13%, compared to $3.6 million in preferred stock dividends for the same period in 1998. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding during the first quarter of 1999 compared to the first quarter of 1998 as the result of payment of dividends in preferred stock.

DBS

         Pegasus' DBS business has experienced significant growth. During the last twelve months, Pegasus acquired approximately 218,000 subscribers and the exclusive DIRECTV distribution rights to approximately 2.5 million households in rural areas of the United States. At March 31, 1999, Pegasus had exclusive DIRECTV distribution rights to 4.8 million households and 481,000 subscribers as compared to 2.3 million households and 154,000 subscribers at March 31, 1998. Pegasus had 4.9 million households and 505,000 subscribers at March 31, 1999, including pending acquisitions. At March 31, 1998, subscribers would have been 384,000, including pending and completed acquisitions. Subscriber penetration increased from 7.8% at March 31, 1998 to 10.3% at March 31, 1999, including pending and completed acquisitions.

         Total DBS net revenues were $58.3 million for the three months ended March 31, 1999, an increase of $40.9 million, or 234%, compared to DBS net revenues of $17.5 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the first quarter of 1999 compared to the first quarter of 1998. The average monthly revenue per subscriber was $43.12 for the three months ended March 31, 1999 compared to $41.91 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at March 31, 1999, were $62.6 million, an increase of $16.3 million, or 35%, compared to pro forma DBS net revenues of $46.3 million for the same period in 1998.

         Programming, technical, and general and administrative expenses were $40.5 million for the three months ended March 31, 1999, an increase of $28.3 million, or 232%, compared to $12.2 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 69.5% for the three months ended March 31, 1999 compared to 69.8% for the same period in 1998.

         Subscriber acquisition costs were $21.1 million for the three months ended March 31, 1999, an increase of $16.9 million compared to $4.2 million for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $410 for the three months ended March 31, 1999 compared to $283 for the same period in 1998. The increase is principally due to an increase in promotional programming.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $390,000 for the three months ended March 31, 1999, an increase of $30,000, or 8%, compared to $360,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the first quarter of 1999 as compared to the first quarter of 1998.

         Depreciation and amortization was $21.5 million for the three months ended March 31, 1999, an increase of $14.8 million, or 223%, compared to $6.6 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the three months ended March 31, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the three months ended March 31, 1999 were $7.9 million, an increase of $1.0 million, or 15%, compared to net broadcast revenues of $6.9 million for the same period in 1998. The increase was primarily attributable to an increase of $340,000 in net broadcast revenues from the four stations launched in 1997 and 1998, a $229,000 increase in barter revenue and an increase in local advertising sales.

         Programming, technical, and general and administrative expenses were $4.9 million for the three months ended March 31, 1999, an increase of $1.1 million, or 28%, compared to $3.9 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses were $1.5 million for the three months ended March 31, 1999, an increase of $82,000, or 6%, compared to $1.4 million for the same period in 1998. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $156,000 for the three months ended March 31, 1999 compared to no incentive compensation for the same period in 1998. The incentive compensation resulted from a gain in pro forma location cash flow during the first quarter of 1999 as compared to a loss in the first quarter of 1998.

         Depreciation and amortization was $1.2 million for the three months ended March 31, 1999, a decrease of $140,000, or 11%, compared to $1.3 million for the same period in 1998.

Cable

         Total net cable revenues were $3.1 million for the three months ended March 31, 1999, a decrease of $1.3 million, or 30%, compared to net cable revenues of $4.4 million for the same period in 1998. The decrease is primarily due to the sale of Pegasus' New England cable systems effective July 1, 1998. Net cable revenues from the New England Cable systems were $1.6 million for the three months ended March 31, 1998. The net revenues derived from Pegasus' Puerto Rico cable system were $3.1 million for the three months ended March 31, 1999, an increase of $275,000, or 10%, compared to net cable revenues of $2.8 million for the same period in 1998. The average monthly revenue per subscriber was $35.15 for the three months ended March 31, 1999 compared to $33.71 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 50,200 subscribers as of March 31, 1999 compared to 49,300 subscribers as of March 31, 1998.

         Programming, technical, and general and administrative expenses were $1.7 million for the three months ended March 31, 1999, a decrease of $631,000, or 28%, compared to $2.3 million for the same period in 1998. The decrease is primarily attributable to the sale of Pegasus' New England cable systems.

         Marketing and selling expenses were $109,000 for the three months ended March 31, 1999, an increase of $2,000, or 2%, compared to $107,000 for the same period in 1998.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $23,000 for the three months ended March 31, 1999, a decrease of $26,000, or 53%, compared to $49,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the first quarter of 1999 as compared to the first quarter of 1998.

         Depreciation and amortization was $1.1 million for the three months ended March 31, 1999, a decrease of $458,000, or 30%, compared to $1.5 million for the same period in 1998. The decrease in depreciation and amortization is primarily due to the sale of Pegasus' New England cable systems.

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

         Pre-marketing cash flow increased by approximately $11.7 million, or 131%, for the three months ended March 31, 1999 as compared to the same period in 1998. Pre-marketing cash flow increased as a result of:

         o a $12.5 million, or 238%, increase in DBS pre-marketing cash flow of which $2.2 million, or 17%, was due to an increase in same territory pre-marketing cash flow and $10.4 million, or 83%, was attributable to territories acquired in 1998 and 1999;

         o a $122,000, or 7%, decrease in broadcast location cash flow as the result of a $59,000, or 4%, increase in same station location cash flow and a $181,000 decrease attributable to the two new stations launched in July 1998 and November 1998; and

         o a $694,000, or 35%, decrease in cable location cash flow. This decrease was the net result of a $76,000, or 6%, increase in Puerto Rico same system location cash flow and a $770,000 reduction due to the sale of Pegasus' New England cable systems effective July 1, 1998.

         During the three months ended March 31, 1999, $54.5 million of cash on hand at the beginning of the year, together with $54.8 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $18.9 million and investing activities of $69.7 million. Investing activities consisted of:

         o the purchase of a cable system serving Aguadilla, Puerto Rico and neighboring communities for approximately $42.1 million;

         o the acquisition of DBS assets from six independent DIRECTV providers during the first quarter of 1999 for approximately $23.7 million;

         o broadcast expenditures associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets totaling $428,000;

         o DBS facility upgrades of $376,000;

         o the expansion and enhancements of the Puerto Rico cable system amounting to $600,000, including $213,000 related to hurricane damage;

         o payments of programming rights amounting to $735,000;

         o capitalized costs relating to Pegasus' financing of approximately $1.5 million;

         o proceeds from the sale of DBS assets to an independent DIRECTV provider for $509,000; and

         o maintenance and other capital expenditures and intangibles totaling $792,000.

         Financing activities consisted of:

         o the issuance of approximately 3.6 million shares of Class A common stock resulting in net proceeds to Pegasus of approximately $74.9 million;

         o net repayments of bank credit facilities totaling $19.7 million;

         o the repayment of approximately $10.9 million of long-term debt, primarily sellers' notes and capital leases; and

         o net restricted cash draws of approximately $9.5 million for interest payments and $1.0 million in connection with the acquisition of the Aguadilla, Puerto Rico cable system.

         As of March 31, 1999, cash on hand amounted to $20.8 million plus restricted cash of $11.0 million.

         Pegasus Media & Communications maintains a $180.0 million senior, reducing revolving credit facility. Borrowings under the credit facility are available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of March 31, 1999, $4.0 million was outstanding and stand-by letters of credit amounting to $30.9 million were issued under its $180.0 million credit facility. The credit facility expires in December 2003.

         Digital Television Services maintains a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. Borrowings under the credit facilities are available to refinance certain indebtedness and for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of March 31, 1999, $50.2 million was outstanding and stand-by letters of credit amounting to $18.5 million were issued under its $90.0 million credit facilities. The credit facilities expire in July 2003.

         In March 1999, Pegasus completed its secondary public offering in which it sold approximately 3.6 million shares of its Class A Common Stock to the public at a price of $22.00 per share, resulting in net proceeds to Pegasus of approximately $74.9 million. Pegasus applied $49.9 million of the net proceeds to pay down indebtedness under the Pegasus Media & Communications credit facility and $25.0 million towards the acquisition of the cable system serving Aguadilla, Puerto Rico and neighboring communities.

         As defined in the Certificate of Designation governing Pegasus' Series A Preferred Stock and the indentures governing Pegasus' senior notes, Pegasus is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries on a consolidated basis where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, we believe that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Digital Television Services, Inc., among certain other Pegasus' subsidiaries, are not included in the definition of Restricted Subsidiaries and, accordingly, their operating results are not included in the Adjusted Operating Cash Flow data provided below. Pro forma for the acquisition of the Aguadilla, Puerto Rico cable system, the six completed DBS acquisitions occurring in the first quarter of 1999 and the sale of our New England cable systems, as if such acquisitions/disposition occurred on April 1, 1998, Adjusted Operating Cash Flow would have been approximately $56.7 million as follows:

                                                                                   Four Quarters Ended
                               (in thousands)                                          March 31,1999
                                                                                   --------------------
Revenues........................................................................          $189,543
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges..............................................................           128,929
                                                                                          --------
Income from operations before incentive compensation corporate
  expenses, depreciation and amortization and other non-cash charges............            60,614
Corporate expenses..............................................................             3,870
                                                                                          --------
Adjusted operating cash flow ...................................................          $ 56,744
                                                                                          ========

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

         o borrow additional funds;

         o create liens; and

         o to sell our assets.

Failure to make debt payments or comply with our covenants could result in an event of default which if not cured or waived could have a material adverse effect on us.

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

Year 2000

         The year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches and is reached. These problems generally arise from the fact that most computer hardware and software have historically used only two digits to identify the year in a date, often resulting in the computer failing to distinguish dates in the 2000s from dates in the 1900s. These problems may also arise from additional sources, such as the use of special codes and conventions in software utilizing the date field.

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

         Because Pegasus' year 2000 conversion is expected to be completed prior to any potential disruption to Pegasus' business, Pegasus has not yet completed the development of a comprehensive year 2000-specific contingency plan. However, as part of its year 2000 contingency planning effort, Pegasus examines information received from external sources for date integrity before bringing it into its internal systems. If Pegasus determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to date relating to the year 2000 issue amounted to approximately $200,000. Costs to be incurred beyond March 31, 1999, relating to the year 2000 issue are expected to be approximately $150,000.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS



         On April 13, 1999, Pegasus issued warrants to purchase 25,000 shares of its Class A Common Stock as partial consideration for the acquisition of DIRECTV rights and related assets from an independent provider of DIRECTV in certain rural portions of Nebraska. The warrants are exercisable on or before April 13, 2004 at a price of $24.1771 per share, subject to certain adjustments. In issuing the warrants, Pegasus relied upon exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    Exhibit 27             Financial Data Schedule.

(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                                    SIGNATURE




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Pegasus Communications Corporation



Date May 12, 1999                      By /s/ Robert N. Verdecchio
     ------------                         -------------------------------------
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