Form 10-Q
period 1999-06-30
PEGASUS COMMUNICATIONS CORP
filed 1999-08-13
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1999
                                    -------------
                                       OR

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
         225 City Line Avenue, Suite 200, Bala Cynwyd, PA          19004
         ------------------------------------------------        ----------
         (Address of principal executive offices)                (Zip code)


         Registrant's telephone number, including area code:   (888) 438-7488
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
Yes_X_ No___


         Number of shares of each class of the Registrant's common stock outstanding as of August 6, 1999:

                  Class A, Common Stock, $0.01 par value              15,138,806
                  Class B, Common Stock, $0.01 par value               4,581,900
                  Non-Voting, Common Stock, $0.01 par value                    _

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 1999


                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1    Consolidated Financial Statements

                   Consolidated Balance Sheets
                     December 31, 1998 and June 30, 1999                     3

                   Consolidated Statements of Operations
                     Three months ended June 30, 1998 and 1999               4

                   Consolidated Statements of Operations
                     Six months ended June 30, 1998 and 1999                 5

                   Consolidated Statements of Cash Flows
                     Six months ended June 30, 1998 and 1999                 6

                   Notes to Consolidated Financial Statements                7


         Item 2    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           12


         Item 3    Quantitative and Qualitative Disclosures About
                     Market Risk                                             22


Part II.  Other Information


         Item 2    Changes in Securities and Use of Proceeds                 23

         Item 4    Submission of Matters to a Vote of Security Holders       23

         Item 5    Other Information                                         24

         Item 6    Exhibits and Reports on Form 8-K                          24

         Signature                                                           25

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets

                                                                                      December 31,                   June 30,
                                                                                          1998                         1999
                                                                                      ------------                 ------------
                             ASSETS                                                                                 (unaudited)
Current  assets:
     Cash and cash equivalents                                                        $ 54,505,473                 $ 16,679,995
     Restricted cash                                                                    21,479,305                   11,162,225
     Accounts receivable, less allowance for doubtful
      accounts of $567,000 and $776,000, respectively                                   20,882,260                   20,991,123
     Inventory                                                                           5,426,348                    6,345,912
     Program rights                                                                      3,156,715                    5,853,382
     Deferred taxes                                                                      2,602,453                    2,759,933
     Prepaid expenses and other                                                          1,207,312                    4,084,438
                                                                                      ------------                 ------------
       Total current assets                                                            109,259,866                   67,877,008

Property and equipment, net                                                             34,066,502                   37,962,255
Intangible assets, net                                                                 729,405,657                  780,240,030
Program rights                                                                           3,428,382                    5,847,465
Deferred taxes                                                                           9,277,280                    5,215,582
Deposits and other                                                                         872,386                    6,117,796
                                                                                      ------------                 ------------
     Total assets                                                                     $886,310,073                 $903,260,136
                                                                                      ============                 ============


                  LIABILITIES AND TOTAL EQUITY

Current liabilities:
     Current portion of long-term debt                                                $ 14,399,046                 $ 13,700,367
     Accounts payable                                                                    4,794,809                    6,027,207
     Accrued interest                                                                   17,465,493                   17,190,917
     Accrued satellite programming, fees and commissions                                22,680,595                   26,831,766
     Accrued expenses                                                                    9,599,049                   10,392,780
     Current portion of program rights payable                                           2,431,515                    6,050,097
                                                                                      ------------                 ------------
       Total current liabilities                                                        71,370,507                   80,193,134

Long-term debt                                                                         544,629,706                  564,252,844
Program rights payable                                                                   2,472,367                    4,252,781
Deferred taxes                                                                          80,671,714                   75,723,467
                                                                                      ------------                 ------------
      Total liabilities                                                                699,144,294                  724,422,226
                                                                                      ------------                 ------------

Commitments and contingent liabilities                                                           -                            -

Minority interest                                                                        3,000,000                    3,000,000

Preferred Stock; $0.01 par value; 5.0 million shares authorized                                  -                            -

Series A Preferred Stock; $0.01 par value; 135,073 shares
     authorized; 119,369 and 126,978 issued and outstanding                            126,027,871                  134,122,747

Common stockholders' equity:
     Class A Common Stock; $0.01 par value; 50.0 million shares
       authorized; 11,315,809 and 15,121,415 issued and outstanding                        113,158                      151,214
     Class B Common Stock; $0.01 par value; 15.0 million shares
       authorized; 4,581,900 issued and outstanding                                         45,819                       45,819
     Non-Voting Common Stock; $0.01 par value; 20.0 million shares
       authorized                                                                                -                            -
     Additional paid-in capital                                                        173,870,633                  243,911,590
     Deficit                                                                          (115,891,702)                (202,393,460)
                                                                                      ------------                 ------------
      Total common stockholders' equity                                                 58,137,908                   41,715,163
                                                                                      ------------                 ------------
     Total liabilities and stockholders' equity                                       $886,310,073                 $903,260,136
                                                                                      ============                 ============

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations


                                                                                                   Three Months Ended June 30,
                                                                                               ---------------------------------
                                                                                                  1998                  1999
                                                                                               -----------           -----------
                                                                                                          (unaudited)
Net revenues:
     DBS                                                                                       $33,463,072           $64,118,278
     Broadcast                                                                                   8,699,298             9,621,626
     Cable                                                                                       4,576,987             5,577,427
                                                                                               -----------           -----------
       Total net revenues                                                                       46,739,357            79,317,331

Operating expenses:
     DBS
        Programming, technical, general and administrative                                      22,757,040            43,845,952
        Marketing and selling                                                                    6,687,419            28,743,398
        Incentive compensation                                                                     473,919               400,000
        Depreciation and amortization                                                           13,620,571            20,481,579
     Broadcast
        Programming, technical, general and administrative                                       4,189,013             5,211,453
        Marketing and selling                                                                    1,576,725             1,612,197
        Incentive compensation                                                                      32,053                46,867
        Depreciation and amortization                                                            1,197,999             1,292,802
     Cable
        Programming, technical, general and administrative                                       2,242,756             2,748,010
        Marketing and selling                                                                       79,655               176,460
        Incentive compensation                                                                     114,400                37,853
        Depreciation and amortization                                                            1,385,713             1,938,350

     Corporate expenses                                                                            796,176             1,483,003
     Corporate depreciation and amortization                                                       463,362               739,629
                                                                                               -----------           -----------
       Loss from operations                                                                     (8,877,444)          (29,440,222)

Interest expense                                                                               (10,339,353)          (15,603,721)
Interest income                                                                                    374,543               314,921
Other expense, net                                                                                (334,665)             (468,147)
                                                                                               -----------           -----------
     Loss before income taxes                                                                  (19,176,919)          (45,197,169)
Provision (benefit) for income taxes                                                                50,000              (572,500)
                                                                                               -----------           -----------
     Net loss                                                                                  (19,226,919)          (44,624,669)
     Preferred stock dividends                                                                   3,576,853             4,047,438
                                                                                               -----------           -----------
     Net loss applicable to common shares                                                     ($22,803,772)         ($48,672,107)
                                                                                               ===========           ===========
Basic and diluted earnings per common share:
     Net loss                                                                                       ($1.59)               ($2.48)
                                                                                               ===========           ===========
     Weighted average shares outstanding                                                        14,310,075            19,626,873
                                                                                               ===========           ===========



           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations


                                                                                                   Six Months Ended June 30,
                                                                                               ---------------------------------
                                                                                                  1998                  1999
                                                                                               -----------          ------------
                                                                                                          (unaudited)
Net revenues:
     DBS                                                                                       $50,927,234          $122,454,051
     Broadcast                                                                                  15,624,317            17,571,156
     Cable                                                                                       8,971,498             8,648,411
                                                                                               -----------          ------------
       Total net revenues                                                                       75,523,049           148,673,618

Operating expenses:
     DBS
        Programming, technical, general and administrative                                      34,951,427            84,365,509
        Marketing and selling                                                                   10,886,825            49,889,670
        Incentive compensation                                                                     833,919               790,000
        Depreciation and amortization                                                           20,264,698            41,933,132
     Broadcast
        Programming, technical, general and administrative                                       8,066,811            10,154,002
        Marketing and selling                                                                    2,961,526             3,078,806
        Incentive compensation                                                                      32,053               202,409
        Depreciation and amortization                                                            2,527,418             2,481,946
     Cable
        Programming, technical, general and administrative                                       4,540,097             4,413,978
        Marketing and selling                                                                      186,721               285,338
        Incentive compensation                                                                     163,605                60,788
        Depreciation and amortization                                                            2,928,091             3,022,930

     Corporate expenses                                                                          1,481,442             2,723,246
     Corporate depreciation and amortization                                                       878,022             1,450,219
                                                                                               -----------          ------------
       Loss from operations                                                                    (15,179,606)          (56,178,355)

Interest expense                                                                               (16,315,091)          (31,294,861)
Interest income                                                                                    720,290               775,486
Other expense, net                                                                                (687,119)             (819,028)
                                                                                               -----------          ------------
     Loss before income taxes                                                                  (31,461,526)          (87,516,758)
Provision (benefit) for income taxes                                                               125,000            (1,015,000)
                                                                                               -----------          ------------
     Net loss                                                                                  (31,586,526)          (86,501,758)
     Preferred stock dividends                                                                   7,153,706             8,094,876
                                                                                               -----------          ------------
     Net loss applicable to common shares                                                     ($38,740,232)         ($94,596,634)
                                                                                               ===========          ============


Basic and diluted earnings per common share:
     Net loss                                                                                       ($3.14)               ($5.26)
                                                                                               ===========          ============
     Weighted average shares outstanding                                                        12,332,244            17,998,636
                                                                                               ===========          ============




           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows

                                                                                                   Six Months Ended June 30,
                                                                                               ----------------------------------
                                                                                                  1998                   1999
                                                                                               -----------            -----------
                                                                                                           (unaudited)
Cash flows from operating activities:
    Net loss                                                                                  ($31,586,526)          ($86,501,758)
    Adjustments to reconcile net loss
      to net cash provided (used) by operating activities:
      Depreciation and amortization                                                             26,598,229             48,888,227
      Program rights amortization                                                                1,251,490              1,539,347
      Accretion on discount of bonds and seller notes                                              535,955                745,586
      Stock incentive compensation                                                               1,029,577              1,053,197
      Gain on disposal of assets                                                                         -                (35,343)
      Bad debt expense                                                                             794,882              2,555,136
      Change in assets and liabilities:
         Accounts receivable                                                                    (1,005,976)            (2,214,960)
         Inventory                                                                                (161,357)              (748,564)
         Prepaid expenses and other                                                               (424,267)            (2,802,718)
         Accounts payable and accrued expenses                                                   3,753,613              4,664,836
         Accrued interest                                                                        3,777,383               (274,576)
         Deposits and other                                                                              -             (5,240,970)
                                                                                               -----------            -----------
    Net cash provided (used) by operating activities                                             4,563,003            (38,372,560)
                                                                                               -----------            -----------
Cash flows from investing activities:
       Acquisitions                                                                            (42,252,899)           (91,930,212)
       Cash acquired from acquisitions                                                           3,112,482                  5,486
       Capital expenditures                                                                     (3,647,790)            (4,120,756)
       Purchase of intangible assets                                                            (7,608,821)            (2,851,948)
       Payments for programming rights                                                          (1,224,220)            (1,256,101)
       Proceeds from sale of assets                                                                      -                508,988
                                                                                               -----------            -----------
    Net cash used for investing activities                                                     (51,621,248)           (99,644,543)
                                                                                               -----------            -----------
Cash flows from financing activities:
       Repayments of long-term debt                                                             (5,404,660)           (13,314,602)
       Borrowings on bank credit facilities                                                     46,000,000             77,500,000
       Repayments of bank credit facilities                                                              -            (50,400,000)
       Restricted cash                                                                            (121,176)            10,317,080
       Capital lease repayments                                                                   (246,583)               (96,525)
       Proceeds from issuance of common stock                                                            -             80,843,070
       Underwriting and common stock offering costs                                                      -             (4,657,398)
                                                                                               -----------            -----------
    Net cash provided by financing activities                                                   40,227,581            100,191,625
                                                                                               -----------            -----------
Net decrease in cash and cash equivalents                                                       (6,830,664)           (37,825,478)
Cash and cash equivalents, beginning of year                                                    44,049,097             54,505,473
                                                                                               -----------            -----------
Cash and cash equivalents, end of period                                                       $37,218,433            $16,679,995
                                                                                               ===========            ===========






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

         On June 21, 1999, the Company amended Pegasus' Certificate of Incorporation, increasing the number of authorized shares of Class A Common Stock from 30.0 million to 50.0 million and authorizing 20.0 million shares of Non-Voting Common Stock, par value $0.01 per share.

         As of June 30, 1999, the Company had three classes of Common Stock:
Class A Common Stock, Class B Common Stock and Non-Voting Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively.

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

4.   Preferred Stock:

         As of December 31, 1998 and June 30, 1999, the Company had 5.0 million shares of Preferred Stock authorized of which 135,073 shares have been designated as 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock").

         The Company had approximately 119,369 and 126,978 shares of Series A Preferred Stock issued and outstanding at December 31, 1998 and June 30, 1999, respectively. On June 11, 1999, the Board of Directors declared a dividend on the Series A Preferred Stock of approximately 8,095 shares in the aggregate of Series A Preferred Stock, payable on July 1, 1999 to stockholders of record on June 15, 1999.

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

         Under the terms of the Series A Preferred Stock, Pegasus' ability to pay dividends on its Common Stock is subject to certain restrictions.

5.   Long-Term Debt:

Long-term debt consists of the following :                                 December 31,          June 30,
                                                                               1998                1999
                                                                          ------------         ------------
Series B Senior Notes payable by Pegasus, due 2005,
    interest at 9.625%, payable semi-annually in arrears on
    April 15 and October 15.......................................        $115,000,000         $115,000,000
Series B Senior Notes payable by Pegasus,  due 2006,
    interest at 9.75%,  payable  semi-annually in arrears on
    June 1 and December 1.........................................         100,000,000          100,000,000
Senior  six-year  $180.0 million  revolving  credit  facility, payable by PM&C, interest at PM&C's option at either the
    bank's base rate plus an applicable margin or LIBOR plus
    an applicable margin..........................................          27,500,000           48,000,000
Senior  six-year  $70.0  million  revolving  credit  facility, payable  by DTS,  interest  at DTS'  option at either  the
    bank's base rate or the Eurodollar Rate.......................          26,800,000           33,800,000
Senior  six-year $20.0 million term loan facility, payable by
    DTS, interest at DTS' option at either the bank's base rate
    or the Eurodollar Rate........................................          19,600,000           19,200,000
Series B Notes payable by PM&C,  due 2005,  interest at 12.5%, payable semi-annually in arrears on January 1 and July 1,
    net of unamortized discount of $2,621,878 and $2,423,099 as
    of December 31, 1998 and June 30, 1999, respectively..........          82,378,122           82,576,901
Series B Notes  payable by DTS,  due 2007,  interest at 12.5%, payable semi-annually in arrears on February 1 and August 1, net of unamortized discount of $1,784,844 and $1,648,957 as
    of December 31, 1998 and June 30, 1999, respectively..........         153,215,156          153,351,043
Mortgage payable, due 2000, interest at 8.75%.....................             454,965              442,866
Sellers' notes, due 1999 to 2005, interest at 3% to 8%............          33,537,788           25,136,205
Capital leases and other..........................................             542,721              446,196
                                                                          ------------         ------------
                                                                           559,028,752          577,953,211
Less current maturities...........................................          14,399,046           13,700,367
                                                                          ------------         ------------
Long-term debt....................................................        $544,629,706         $564,252,844
                                                                          ============         ============

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   Long-Term Debt: - (Continued)

         DTS maintains a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 1999, $18.5 million of stand-by letters of credit were issued pursuant to the DTS Credit Facility, including $10.7 million collateralizing certain of the Company's outstanding sellers' notes.

         PM&C maintains a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of PM&C and its subsidiaries. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 1999, $28.6 million of stand-by letters of credit were issued pursuant to the PM&C Credit Facility, including $14.5 million collateralizing certain of the Company's outstanding sellers' notes.

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

6.   Earnings Per Common Share:

Calculation of basic and diluted earnings per common share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share:

                                                                                   Three Months Ended June 30,
                                                                                 --------------------------------
                                                                                    1998                 1999
                                                                                 -----------          -----------
Net loss applicable to common shares                                            ($22,803,772)        ($48,672,107)
                                                                                 -----------          -----------
Weighted average common shares outstanding                                        14,310,075           19,626,873
                                                                                 -----------          -----------
Total shares used for calculation of basic earnings per common share              14,310,075           19,626,873
Stock options and warrants                                                                 -                    -
                                                                                 -----------          -----------
Total shares used for calculation of diluted earnings per common share            14,310,075           19,626,873
                                                                                 ===========          ===========


                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Earnings Per Common Share: - (Continued)

                                                                                    Six Months Ended June 30,
                                                                                ---------------------------------
                                                                                    1998                 1999
                                                                                ------------         ------------
Net loss applicable to common shares                                            ($38,740,232)        ($94,596,634)
                                                                                ------------         ------------
Weighted average common shares outstanding                                        12,332,244           17,998,636
                                                                                ------------         ------------
Total shares used for calculation of basic earnings per common share              12,332,244           17,998,636
Stock options and warrants                                                         -                    -
                                                                                ------------         ------------
Total shares used for calculation of diluted earnings per common share            12,332,244           17,998,636
                                                                                ============         ============

         Basic earnings per common share amounts are based on net income, after deducting preferred stock dividend requirements, divided by the weighted average number of shares of Class A, Class B and Non-Voting Common Stock outstanding during the year. The total shares used for the calculation of diluted earnings per common share were not adjusted for securities that have not been issued as they are antidilutive.

         For the three and six months ended June 30, 1998 and 1999, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $3.6 million, $7.2 million, $4.0 million and $8.1 million, respectively, by applicable shares outstanding.

7.   Acquisitions:

         In the first half of 1999, the Company acquired, from ten independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of Colorado, Illinois, Indiana, Minnesota, Nebraska, North Dakota, Ohio and Texas and the related assets in exchange for total consideration of approximately $55.1 million, which consisted of $49.6 million in cash, warrants to purchase a total of 25,000 shares of the Company's Class A Common Stock (amounting to $814,000 at the time of issuance), $4.5 million in promissory notes and $129,000 in assumed net liabilities.

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.1 million in cash. At March 31, 1999, the Aguadilla cable system served approximately 21,000 subscribers and passed approximately 81,000 of the 90,000 homes in the franchise area. The Aguadilla cable system is contiguous to the Company's other Puerto Rico cable system and the Company intends to consolidate the Aguadilla cable system with its existing cable system.

8.       Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows:

                                                                                    Six Months Ended June 30,
                                                                                   --------------------------
                                                                                      1998            1999
                                                                                   ----------      ----------
Barter revenue and related expense..............................................   $3,246,700      $3,648,102
Acquisition of program rights and assumption of related program payables........            -       6,655,097
Acquisition of plant under capital leases.......................................       36,500               -
Capital contribution and related acquisition of intangibles.....................  123,162,284         813,735
Notes payable and related acquisition of intangibles............................  209,143,311       4,490,000
Series A Preferred Stock dividend and reduction of paid-in capital..............    7,153,706       8,094,876
Deferred taxes, net and related acquisition of intangibles......................   82,934,179          29,029

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.   Supplemental Cash Flow Information: - (Continued)

         For the six months ended June 30, 1998 and 1999, the Company paid cash for interest in the amount of $7.6 million and $31.6 million, respectively. The Company paid no federal income taxes for the six months ended June 30, 1998 and 1999.

9.   Commitments and Contingent Liabilities:

Legal Matters:

         In connection with the pending license renewal application of one of the Company's television stations, it has come to the attention of the Company that, at that station, there were violations of the FCC's rules establishing limits on the amount of commercial material in programs directed to children.

         The Company has been sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who purport to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of the Company's late-fee policy. The Company is advised that similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

         From time to time the Company is involved with claims that arise in the normal course of business.

         In the opinion of management, the ultimate liability with respect to these claims and matters will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

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

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $255,000 and $966,000 for the six months ended June 30, 1998 and 1999, respectively. Capital expenditures for the Company's Broadcast segment were $2.2 million and $494,000 for the six months ended June 30, 1998 and 1999, respectively. Capital expenditures for the Company's Cable segment were $1.0 million and $2.4 million for the six months ended June 30, 1998 and 1999, respectively. Identifiable total assets for the Company's DBS segment were $715.6 million and $702.4 million as of December 31, 1998 and June 30, 1999, respectively. Identifiable total assets for the Company's Broadcast segment were $67.1 million and $72.0 million as of December 31, 1998 and June 30, 1999, respectively. Identifiable total assets for the Company's Cable segment were $47.0 million and $87.5 million as of December 31, 1998 and June 30, 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties (including any associated with the year 2000); the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-11 herein.

General

         Pegasus Communications Corporation is:

         o The largest independent provider of DIRECTV with 566,000 subscribers at July 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 4.8 million rural households in 36 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 2,000 independent retailers.

         o The owner or programmer of nine TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 53,000 subscribers.

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


Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

         Total net revenues for the three months ended June 30, 1999 were $79.3 million, an increase of $32.6 million, or 70%, compared to total net revenues of $46.7 million for the same period in 1998. The increase in total net revenues for the three months ended June 30, 1999 is primarily due to an increase in DBS revenues of $30.7 million attributable to acquisitions and internal growth in Pegasus' DBS subscriber base. Total operating expenses for the three months ended June 30, 1999 were $108.8 million, an increase of $53.1 million, or 96%, compared to total operating expenses of $55.6 million for the same period in 1998. The increase is primarily due to an increase of $49.9 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $2.2 million for the three months ended June 30, 1999, an increase of $963,000, or 76%, compared to $1.3 million for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business. The increase in corporate depreciation and amortization is primarily due to amortization of deferred financing costs associated with the issuance of $100.0 million of senior notes in November 1998.

         Interest expense was $15.6 million for the three months ended June 30, 1999, an increase of $5.3 million, or 51%, compared to interest expense of $10.3 million for the same period in 1998. The increase in interest expense is primarily due to interest on Pegasus' $100.0 million senior notes issued in November 1998, Digital Television Service, Inc.'s $155.0 million senior notes, which were assumed by Pegasus in April 1998, and an increase in bank borrowings and sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $315,000 for the three months ended June 30, 1999, a decrease of $60,000, or 16%, compared to interest income of $375,000 for the same period in 1998. The decrease in interest income is due to lower average cash balances for the three months ended June 30, 1999 compared to the same period in 1998.

         Other expenses were $468,000 for the three months ended June 30, 1999, an increase of $133,000, or 40%, compared to other expenses of $335,000 for the same period in 1998. The increase is primarily due to increased investor relation activities and other non-operating expenses.

         The provision for income taxes declined by approximately $623,000 primarily as a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services, Inc.

         Preferred stock dividends were $4.0 million for the three months ended June 30, 1999, an increase of $471,000, or 13%, compared to $3.6 million in preferred stock dividends for the same period in 1998. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding during the second quarter of 1999 compared to the second quarter of 1998 as the result of payment of dividends in kind.

DBS

         Pegasus' DBS business has experienced significant growth. During the last twelve months, Pegasus acquired approximately 69,000 subscribers and the exclusive DIRECTV distribution rights to approximately 557,000 households in rural areas of the United States. On April 27, 1998, Pegasus acquired approximately 145,000 subscribers and 1.8 million households as a result of the merger with Digital Television Services, Inc. At June 30, 1999, Pegasus had exclusive DIRECTV distribution rights to 4.8 million households and 540,000 subscribers as compared to 4.2 million households and 329,000 subscribers at June 30, 1998. Pegasus had 4.9 million households and 553,000 subscribers at June 30, 1999, including pending acquisitions. At June 30, 1998, subscribers would have been 402,000, including pending and completed acquisitions. Subscriber penetration increased from 8.1% at June 30, 1998 to 11.2% at June 30, 1999, including pending and completed acquisitions.

         Total DBS net revenues were $64.1 million for the three months ended June 30, 1999, an increase of $30.7 million, or 92%, compared to DBS net revenues of $33.5 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the second quarter of 1999 compared to the second quarter of 1998. The average monthly revenue per subscriber was $41.89 for the three months ended June 30, 1999 compared to $42.02 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at June 30, 1999, were $67.5 million, an increase of $18.0 million, or 36%, compared to pro forma DBS net revenues of $49.6 million for the same period in 1998.

         Programming, technical, and general and administrative expenses were $43.8 million for the three months ended June 30, 1999, an increase of $21.1 million, or 93%, compared to $22.8 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 68.4% for the three months ended June 30, 1999 compared to 68.0% for the same period in 1998.

         Subscriber acquisition costs were $28.7 million for the three months ended June 30, 1999, an increase of $22.1 million compared to $6.7 million for the same period in 1998. Gross subscriber additions were 76,000 for the three months ended June 30, 1999 compared to 24,200 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $378 for the three months ended June 30, 1999 compared to $276 for the same period in 1998. The increase is due to an increase in promotional programming and commissions.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $400,000 for the three months ended June 30, 1999, a decrease of $74,000, or 16%, compared to $474,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the second quarter of 1999 as compared to the second quarter of 1998.

         Depreciation and amortization was $20.5 million for the three months ended June 30, 1999, an increase of $6.9 million, or 50%, compared to $13.6 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the three months ended June 30, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the three months ended June 30, 1999 were $9.6 million, an increase of $922,000, or 11%, compared to net broadcast revenues of $8.7 million for the same period in 1998. The increase is primarily attributable to an increase of $400,000 in net broadcast revenues from the four stations launched in 1997 and 1998, a $179,000 increase in barter revenue and an increase in local and national advertising sales.

         Programming, technical, and general and administrative expenses were $5.2 million for the three months ended June 30, 1999, an increase of $1.0 million, or 24%, compared to $4.2 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses were $1.6 million for the three months ended June 30, 1999, an increase of $35,000, or 2%, compared to $1.6 million for the same period in 1998. The increase in marketing and selling expenses is due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $47,000 for the three months ended June 30, 1999, an increase of $15,000, or 46% compared to $32,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the second quarter of 1999 as compared to the second quarter of 1998.

         Depreciation and amortization was $1.3 million for the three months ended June 30, 1999, an increase of $95,000, or 8%, compared to $1.2 million for the same period in 1998. The increase is due to capital expenditures associated with the launch of the new stations and our news initiative.

Cable

         Total net cable revenues were $5.6 million for the three months ended June 30, 1999, an increase of $1.0 million, or 22%, compared to net cable revenues of $4.6 million for the same period in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999, partially offset by the sale of Pegasus' New England cable systems effective July 1, 1998. Net cable revenues from the New England Cable systems were $1.7 million for the three months ended June 30, 1998. The net revenues derived from Pegasus' existing Puerto Rico cable system were $3.3 million for the three months ended June 30, 1999, an increase of $397,000, or 14%, compared to net cable revenues of $2.9 million for the same period in 1998. The Aguadilla, Puerto Rico cable system generated net revenues of $2.3 million for the three months ended June 30, 1999. The average monthly revenue per subscriber was $36.15 for the three months ended June 30, 1999 compared to $34.11 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 52,700 subscribers as of June 30, 1999 compared to 50,200 subscribers as of June 30, 1998.

         Programming, technical, and general and administrative expenses were $2.7 million for the three months ended June 30, 1999, an increase of $505,000, or 23%, compared to $2.2 million for the same period in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999, partially offset by the sale of Pegasus' New England cable systems effective July 1, 1998.

         Marketing and selling expenses were $176,000 for the three months ended June 30, 1999, an increase of $97,000, or 122%, compared to $80,000 for the same period in 1998. The increase is a result of the acquisition of the Aguadilla, Puerto Rico cable system.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $38,000 for the three months ended June 30, 1999, a decrease of $77,000, or 67%, compared to $114,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the second quarter of 1999 as compared to the second quarter of 1998.

         Depreciation and amortization was $1.9 million for the three months ended June 30, 1999, an increase of $553,000, or 40%, compared to $1.4 million for the same period in 1998. The increase in depreciation and amortization is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

         Total net revenues for the six months ended June 30, 1999 were $148.7 million, an increase of $73.2 million, or 97%, compared to total net revenues of $75.5 million for the same period in 1998. The increase in total net revenues for the six months ended June 30, 1999 is primarily due to an increase in DBS revenues of $71.5 million attributable to acquisitions and internal growth in Pegasus' DBS subscriber base. Total operating expenses for the six months ended June 30, 1999 were $204.9 million, an increase of $114.1 million, or 126%, compared to total operating expenses of $90.7 million for the same period in 1998. The increase is primarily due to an increase of $110.0 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses, including corporate depreciation and amortization, were $4.2 million for the six months ended June 30, 1999, an increase of $1.8 million, or 77%, compared to $2.4 million for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business. The increase in corporate depreciation and amortization is primarily due to amortization of deferred financing costs associated with the issuance of $100.0 million of senior notes in November 1998.

         Interest expense was $31.3 million for the six months ended June 30, 1999, an increase of $15.0 million, or 92%, compared to interest expense of $16.3 million for the same period in 1998. The increase in interest expense is primarily due to interest on Pegasus' $100.0 million senior notes issued in November 1998, Digital Television Service, Inc.'s $155.0 million senior notes, which were assumed by Pegasus in April 1998, and an increase in bank borrowings and sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $775,000 for the six months ended June 30, 1999, an increase of $55,000, or 8%, compared to interest income of $720,000 for the same period in 1998. The increase in interest income is due to greater average cash balances for the six months ended June 30, 1999 compared to the same period in 1998.

         Other expenses were $819,000 for the six months ended June 30, 1999, an increase of $132,000, or 19%, compared to other expenses of $687,000 for the same period in 1998. The increase is primarily due to increased investor relation activities and other non-operating expenses.

         The provision for income taxes declined by approximately $1.1 million primarily as a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services, Inc.

         Preferred stock dividends were $8.1 million for the six months ended June 30, 1999, an increase of $941,000, or 13%, compared to $7.2 million in preferred stock dividends for the same period in 1998. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding during the first half of 1999 compared to the first half of 1998 as the result of payment of dividends in kind.

DBS

         Total DBS net revenues were $122.5 million for the six months ended June 30, 1999, an increase of $71.5 million, or 140%, compared to DBS net revenues of $50.9 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the first half of 1999 compared to the first half of 1998. The average monthly revenue per subscriber was $42.47 for the six months ended June 30, 1999 compared to $41.98 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at June 30, 1999, were $130.5 million, an increase of $34.4 million, or 36%, compared to pro forma DBS net revenues of $96.1 million for the same period in 1998.

         Programming, technical, and general and administrative expenses were $84.4 million for the six months ended June 30, 1999, an increase of $49.4 million, or 141%, compared to $35.0 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 68.9% for the six months ended June 30, 1999 compared to 68.6% for the same period in 1998.

         Subscriber acquisition costs were $49.9 million for the six months ended June 30, 1999, an increase of $39.0 million compared to $10.9 million for the same period in 1998. Gross subscriber additions were 127,700 for the six months ended June 30, 1999 compared to 39,000 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $391 for the six months ended June 30, 1999 compared to $279 for the same period in 1998. The increase is due to an increase in promotional programming and commissions.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $790,000 for the six months ended June 30, 1999, a decrease of $44,000, or 5%, compared to $834,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the first half of 1999 as compared to the first half of 1998.

         Depreciation and amortization was $41.9 million for the six months ended June 30, 1999, an increase of $21.7 million, or 107%, compared to $20.3 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the six months ended June 30, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the six months ended June 30, 1999 were $17.6 million, an increase of $1.9 million, or 12%, compared to net broadcast revenues of $15.6 million for the same period in 1998. The increase is primarily attributable to an increase of $740,000 in net broadcast revenues from the four stations launched in 1997 and 1998, a $401,000 increase in barter revenue and an increase in local and national advertising sales.

         Programming, technical, and general and administrative expenses were $10.2 million for the six months ended June 30, 1999, an increase of $2.1 million, or 26%, compared to $8.1 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses were $3.1 million for the six months ended June 30, 1999, an increase of $117,000, or 4%, compared to $3.0 million for the same period in 1998. The increase in marketing and selling expenses is due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $202,000 for the six months ended June 30, 1999, an increase of $170,000, or 532% compared to $32,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the first half of 1999 as compared to the first half of 1998.

         Depreciation and amortization was $2.5 million for the six months ended June 30, 1999, a decrease of $45,000, or 2%, compared to $2.5 million for the same period in 1998.

Cable

         Total net cable revenues were $8.6 million for the six months ended June 30, 1999, a decrease of $323,000, or 4%, compared to net cable revenues of $9.0 million for the same period in 1998. The decrease is primarily due to the sale of Pegasus' New England cable systems effective July 1, 1998, partially offset by the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Net cable revenues from the New England Cable systems were $3.3 million for the six months ended June 30, 1998. The net revenues derived from Pegasus' existing Puerto Rico cable system were $6.4 million for the six months ended June 30, 1999, an increase of $673,000, or 12%, compared to net cable revenues of $5.7 million for the same period in 1998. The Aguadilla, Puerto Rico cable system generated net revenues of $2.3 million for the six months ended June 30, 1999. The average monthly revenue per subscriber was $35.79 for the six months ended June 30, 1999 compared to $33.91 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 52,700 subscribers as of June 30, 1999 compared to 50,200 subscribers as of June 30, 1998.

         Programming, technical, and general and administrative expenses were $4.4 million for the six months ended June 30, 1999, a decrease of $126,000, or 3%, compared to $4.5 million for the same period in 1998. The decrease is primarily attributable to the sale of Pegasus' New England cable systems, partially offset by the acquisition of the Aguadilla, Puerto Rico cable system.

         Marketing and selling expenses were $285,000 for the six months ended June 30, 1999, an increase of $99,000, or 53%, compared to $187,000 for the same period in 1998. The increase is a result of the acquisition of the Aguadilla, Puerto Rico cable system.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $61,000 for the six months ended June 30, 1999, a decrease of $103,000, or 63%, compared to $164,000 for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the first half of 1999 as compared to the first half of 1998.

         Depreciation and amortization was $3.0 million for the six months ended June 30, 1999, an increase of $95,000, or 3%, compared to $2.9 million for the same period in 1998. The increase in depreciation and amortization is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system.


Liquidity and Capital Resources

         Pegasus' primary sources of liquidity have been the net cash provided by its DBS, broadcast and cable operations, credit available under its credit facilities and proceeds from public and private offerings. Pegasus' principal uses of its cash has been to fund acquisitions, meet debt service obligations, fund DBS subscriber acquisition costs and fund investments in its broadcast and cable technical facilities.

         Pre-marketing cash flow increased by approximately $9.8 million, or 62%, for the three months ended June 30, 1999 as compared to the same period in 1998. The increase in pre-marketing cash flow for the three months ended June 30, 1999 is primarily due to an increase in DBS pre-marketing cash flow of $9.6 million, or 89%, attributable to acquisitions and internal growth in Pegasus' DBS subscriber base.

         Pre-marketing cash flow increased by approximately $21.6 million, or 87%, for the six months ended June 30, 1999 as compared to the same period in 1998. The increase in pre-marketing cash flow for the six months ended June 30, 1999 is primarily due to an increase in DBS pre-marketing cash flow of $22.1 million, or 138%, attributable to acquisitions and internal growth in Pegasus' DBS subscriber base.

         During the six months ended June 30, 1999, $54.5 million of cash on hand at the beginning of the year, together with $100.2 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $38.4 million and investing activities of $99.6 million. Investing activities consisted of:

         o the purchase of a cable system serving Aguadilla, Puerto Rico and neighboring communities for approximately $42.1 million;

         o the acquisition of DBS assets from ten independent DIRECTV providers during the first half of 1999 for approximately $49.6 million;

         o broadcast expenditures associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets totaling $630,000;

         o    DBS facility upgrades of $951,000;

         o the expansion and enhancements of the Puerto Rico cable system amounting to $1.7 million, including $213,000 related to hurricane damage;

         o    payments of programming rights amounting to $1.3 million;

         o capitalized costs relating to Pegasus' financing of approximately $1.5 million;

         o proceeds from the sale of DBS assets to an independent DIRECTV provider for $509,000; and

         o maintenance and other capital expenditures and intangibles totaling $2.4 million.

         Financing activities consisted of:

         o the issuance of approximately 3.8 million shares of Class A common stock resulting in net proceeds to Pegasus of approximately $76.2 million;

         o    net borrowings on bank credit facilities totaling $27.1 million;


         o the repayment of approximately $13.4 million of long-term debt, primarily sellers' notes and capital leases; and

         o net restricted cash draws of approximately $9.3 million for interest payments and $1.0 million in connection with the acquisition of the Aguadilla, Puerto Rico cable system.

         As of June 30, 1999, cash on hand amounted to $16.7 million plus restricted cash of $11.2 million.

         Pegasus Media & Communications maintains a $180.0 million senior, reducing revolving credit facility. Borrowings under the credit facility are available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of June 30, 1999, $48.0 million was outstanding and stand-by letters of credit amounting to $28.6 million were issued under its $180.0 million credit facility. The credit facility expires in December 2003.

         Digital Television Services maintains a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. Borrowings under the credit facilities are available to refinance certain indebtedness and for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of June 30, 1999, $53.0 million was outstanding and stand-by letters of credit amounting to $18.5 million were issued under its $90.0 million credit facilities. The credit facilities expire in July 2003.

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

         As defined in the Certificate of Designation governing Pegasus' Series A Preferred Stock and the indentures governing Pegasus' senior notes, Pegasus is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries on a consolidated basis where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, we believe that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Digital Television Services, Inc., among certain other Pegasus' subsidiaries, are not included in the definition of Restricted Subsidiaries and, accordingly, their operating results are not included in the Adjusted Operating Cash Flow data provided below. Pro forma for the acquisition of the Aguadilla, Puerto Rico cable system, the four completed DBS acquisitions occurring in the second quarter of 1999 and the sale of our New England cable systems, as if such acquisitions/disposition occurred on July 1, 1998, Adjusted Operating Cash Flow would have been approximately $62.1 million as follows:

                                                                         Four Quarters Ended
                               (in thousands)                                June 30,1999
                                                                         -------------------
Revenues ................................................................      $199,147
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges ......................................................       132,866
                                                                               --------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges ....        66,281
Corporate expenses ......................................................         4,162
                                                                               --------
Adjusted operating cash flow ............................................      $ 62,119
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

         Pegasus has reviewed its critical systems as to the year 2000 issue. Pegasus' primary focus has been on its own internal systems. Pegasus has in the past three years replaced or upgraded its TV traffic systems, cable billing systems and corporate accounting systems. However, if any additional necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the year 2000 issue may take longer for Pegasus to address and may have a material adverse impact on Pegasus' financial condition and its results of operations.

         Pegasus relies on outside vendors for the operation of its DBS satellite control and billing systems, including DIRECTV, the National Rural Telecommunications Cooperative and their respective vendors. Pegasus has established a policy to ensure that these vendors are currently in compliance with the year 2000 issue or have a plan in place to be in compliance with the year 2000 issue. In addition, Pegasus has had initial communications with certain of its other significant suppliers, distributors, financial institutions and parties with which it conducts business to evaluate their year 2000 compliance plans and state of readiness and to determine the extent to which Pegasus' systems may be affected by the failure of others to remediate their own year 2000 issues. To date, however, Pegasus has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the year 2000 issue. As such, we cannot assure you that these other parties will complete their year 2000 conversion in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect Pegasus' financial condition and its results of operations.

         Because Pegasus' year 2000 conversion is expected to be completed prior to any potential disruption to Pegasus' business, Pegasus has not yet completed the development of a year 2000-specific contingency plan. If Pegasus determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to date relating to the year 2000 issue amounted to approximately $250,000. Costs to be incurred beyond June 30, 1999, relating to the year 2000 issue are expected to be approximately $100,000.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on our business, financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         During the second quarter of 1999, Pegasus issued an aggregate of 62,689 shares of its Class A Common Stock upon the exercise of various warrants previously issued in connection with acquisitions. These shares were issued to holders who elected to surrender warrants to purchase 96,896 shares of Class A Common Stock in the aggregate in lieu of paying the exercise price. In issuing these shares, Pegasus relied upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On June 10, 1999, Pegasus held its annual meeting of stockholders. At this meeting, Marshall W. Pagon, Michael C. Brooks, Harry F. Hopper, III, James
J. McEntee, III, Mary C. Metzger, William P. Phoenix, Riordan B. Smith, Robert
N. Verdecchio and Donald W. Weber were reelected to Pegasus' Board of Directors. In such election, 59,166,796 votes were cast for each director, 575 votes were withheld with respect to each director and no votes were cast against any director nor were any votes held in abstention with respect to any director. At the meeting, the following proposals were considered:

         Amendment to Pegasus' Stock Option Plan. Pegasus Communications 1996 Stock Option Plan was amended to expand the group of employees who are eligible to receive options and to increase the number of shares of Class A Common Stock available under the plan from 970,000 to 1,300,000. At the meeting, 57,701,043 votes were cast for ratification of the plan, 1,466,163 votes were cast against ratification and 165 were held in abstention.

         Amendment to Pegasus Communications Restricted Stock Plan. Pegasus Communications Restricted Stock Plan was amended to permit a grantee to elect to receive all or any part of a discretionary restricted stock award or a profit sharing award in the form of an option in lieu of restricted stock. In connection with this proposal, 57,237,622 shares were voted in favor of the amendment, 1,531,740 votes were cast against and 365 votes were held in abstention.

         Increase in Authorized Shares of Class A Common Stock. At the meeting, approval was given to amend Pegasus' Certification of Incorporation to increase the number of authorized shares of Class A Common Stock from 30,000,000 to 50,000,000. Approval of this amendment required the vote of holders of the Class A Common Stock, as a separate class, and the vote of holders of the Class A and Class B Common Stock voting together. With respect to the holders of the Class A Common Stock voting as a separate class, 13,216,794 votes were cast in favor of the proposal, 135,481 votes were cast against and 165 votes were abstained. With respect to the vote of holders of the Class A and Class B Common Stock voting together, 59,031,725 votes were cast for the amendment, 135,481 votes were cast against and 165 votes were held in abstention.

         Amendment to Certificate of Incorporation to Eliminate Class Voting on Changes in the Number of Authorized Shares of Class A Common Stock. At the meeting, approval was given to amend Pegasus' Certificate of Incorporation to clarify that future increases or decreases in the authorized number of shares of Class A Common Stock can be approved by a majority of the votes of the Class A Common Stock and the Class B Common Stock voting together as a single class. Approval of this amendment required the vote of holders of the Class A Common Stock, as a separate class, and the vote of holders of the Class A and Class B Common Stock voting together. With respect to the vote of holders of the Class A Common Stock, 11,458,462 votes were cast in favor of the amendment, 1,492,000 votes were cast against and 165 were abstained. With respect to the vote of holders of the Class A and Class B Common Stock voting together, 57,277,462 votes were cast for the amendment, 1,492,000 votes were cast against and 165 votes were held in abstention.

         Amendment to Certificate of Incorporation to Authorize 20,000,000 Shares of Non-Voting Common Stock. Approval was given at the meeting to amend Pegasus' Certificate of Incorporation to authorize the issuance of up to 20,000,000 shares of Non-Voting Common Stock. With respect to this amendment, 56,216,704 votes were cast for this amendment, 2,549,738 votes were cast against and 3,285 votes were held in abstention.

         Ratification of Appointment of Auditors. Stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for Pegasus for the current fiscal year. With respect to this proposal, 59,078,259 votes were cast in favor, 85,947 votes were cast against ratification and 3,165 votes were held in abstention.


ITEM 5.  OTHER INFORMATION

         On June 3, 1999, National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together, "DIRECTV") seeking a court order enforcing NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. ("Premiums") for exclusive distribution by NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to NRTC's lawsuit by rejecting NRTC's claims to such exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with NRTC is measured by the life of DBS-1 only and not the lives of the other satellites at the 101 W orbital location; and that NRTC's right of first refusal does not provide for certain programming and other rights comparable to those now provided for in the contract. We understand that NRTC intends to pursue vigorously its claim relating to the Premiums. NRTC has not yet filed a response to DIRECTV's counterclaim, but we also understand that NRTC intends to contest vigorously DIRECTV's interpretations of the end of term and right of first refusal provisions. While the Company is not a party to the pending litigation between NRTC and DIRECTV, the Company has an interest in the outcome of the litigation because it is an associate of the NRTC with contract rights that are affected by the contractual relationship between DIRECTV and NRTC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    Exhibit 3.1 Amended and Restated Certificate of Incorporation of Pegasus Communications Corporation.

    Exhibit 10.1 Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of April 23, 1999).

    Exhibit 10.2 Pegasus Communications Restricted Stock Plan (as amended and restated, generally effective as of December 18, 1998).

    Exhibit 27.1  Financial Data Schedule.

(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

                                    SIGNATURE




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Pegasus Communications Corporation



Date  August 12, 1999            By /s/ Robert N. Verdecchio
---------------------            -------------------------------------------
                                 Robert N. Verdecchio
                                 Senior Vice President, Chief Financial Officer,
                                 Assistant Secretary and Director
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX




         Exhibit 3.1 Amended and Restated Certificate of Incorporation of Pegasus Communications Corporation.

         Exhibit 10.1 Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of April 23, 1999).

         Exhibit 10.2 Pegasus Communications Restricted Stock Plan (as amended and restated, generally effective as of December 18, 1998).

         Exhibit 27.1     Financial Data Schedule.