Form 10-Q
period 1999-09-30
PEGASUS COMMUNICATIONS CORP
filed 1999-11-12
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 1999
                                     ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from__________ to __________

                         Commission File Number 0-21389
                                                -------

                       PEGASUS COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


      Number of shares of each class of the Registrant's common stock outstanding as of November 5, 1999:

              Class A, Common Stock, $0.01 par value                  15,157,562
              Class B, Common Stock, $0.01 par value                   4,581,900
              Non-Voting, Common Stock, $0.01 par value                       --

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 1999


                                                                           Page
                                                                           ----
Part I. Financial Information


        Item 1            Consolidated Financial Statements

                          Consolidated Balance Sheets
                           December 31, 1998 and September 30, 1999           3

                          Consolidated Statements of Operations
                           Three months ended September 30, 1998 and 1999     4

                          Consolidated Statements of Operations
                           Nine months ended September 30, 1998 and 1999      5

                          Consolidated Statements of Cash Flows
                           Nine months ended September 30, 1998 and 1999      6

                          Notes to Consolidated Financial Statements          7


        Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations      13


        Item 3            Quantitative and Qualitative Disclosures About
                           Market Risk                                        23


Part II. Other Information


        Item 2            Changes in Securities and Use of Proceeds           25

        Item 5            Other Information                                   25

        Item 6            Exhibits and Reports on Form 8-K                    26

        Signature                                                             27

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets

                                                                                     December 31,            September 30,
                                                                                         1998                    1999
                                                                                     ------------            -------------
                                                                                                              (unaudited)
                              ASSETS

Current  assets:
   Cash and cash equivalents                                                          $54,505,473              $22,756,987
   Restricted cash                                                                     21,479,305                1,979,371
   Accounts receivable, less allowance for doubtful
    accounts of $567,000 and $720,000, respectively                                    20,882,260               25,164,702
   Inventory                                                                            5,426,348                6,809,943
   Program rights                                                                       3,156,715                3,962,351
   Deferred taxes                                                                       2,602,453                2,809,933
   Prepaid expenses and other                                                           1,207,312                6,358,739
                                                                                     ------------             ------------
     Total current assets                                                             109,259,866               69,842,026

Property and equipment, net                                                            34,066,502               42,601,087
Intangible assets, net                                                                729,405,657              771,971,897
Program rights                                                                          3,428,382                6,234,095
Deferred taxes                                                                          9,277,280                6,159,979
Deposits and other                                                                        872,386                6,094,777
                                                                                     ------------             ------------

     Total assets                                                                    $886,310,073             $902,903,861
                                                                                     ============             ============


                  LIABILITIES AND TOTAL EQUITY

Current liabilities:
   Current portion of long-term debt                                                  $14,399,046              $14,207,778
   Accounts payable                                                                     4,794,809                4,861,656
   Accrued interest                                                                    17,465,493               14,837,113
   Accrued satellite programming, fees and commissions                                 22,680,595               35,884,964
   Accrued expenses                                                                     9,599,049               12,619,131
   Current portion of program rights payable                                            2,431,515                4,048,455
                                                                                     ------------             ------------
     Total current liabilities                                                         71,370,507               86,459,097

Long-term debt                                                                        544,629,706              610,666,480
Program rights payable                                                                  2,472,367                4,771,662
Deferred taxes                                                                         80,671,714               73,236,343
                                                                                     ------------             ------------
     Total liabilities                                                                699,144,294              775,133,582
                                                                                     ------------             ------------

Commitments and contingent liabilities                                                         --                       --

Minority interest                                                                       3,000,000                3,000,000

Preferred Stock; $0.01 par value; 5.0 million shares authorized                                --                       --

Series A Preferred Stock; $0.01 par value; 135,073 shares
     authorized; 119,369 and 135,073 issued and outstanding                           126,027,871              138,428,209

Common stockholders' equity:
   Class A Common Stock; $0.01 par value; 50.0 million shares
     authorized; 11,315,809 and 15,153,779 issued and outstanding                         113,158                  151,537
   Class B Common Stock; $0.01 par value; 15.0 million shares
     authorized; 4,581,900 issued and outstanding                                          45,819                   45,819
   Non-Voting Common Stock; $0.01 par value; 20.0 million shares
     authorized                                                                                --                       --
   Additional paid-in capital                                                         173,870,633              240,664,640
   Deficit                                                                           (115,891,702)            (254,519,926)
                                                                                     ------------             ------------
    Total common stockholders' equity (deficit)                                        58,137,908              (13,657,930)
                                                                                     ------------             ------------

   Total liabilities and stockholders' equity                                        $886,310,073             $902,903,861
                                                                                     ============             ============

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations

                                                                                       Three Months Ended September 30,
                                                                                     -------------------------------------
                                                                                         1998                     1999
                                                                                     ------------             ------------
                                                                                                  (unaudited)
Net revenues:
   DBS                                                                                $44,734,926             $ 75,726,952
   Broadcast                                                                            7,924,426                8,941,015
   Cable                                                                                2,847,826                6,221,682
                                                                                     ------------             ------------
     Total net revenues                                                                55,507,178               90,889,649

Operating expenses:
   DBS
      Programming, technical, general and administrative                               31,373,214               53,525,114
      Marketing and selling                                                            14,131,132               38,830,387
      Incentive compensation                                                              325,000                  350,000
      Depreciation and amortization                                                    17,892,021               20,400,826
   Broadcast
      Programming, technical, general and administrative                                4,177,612                5,766,495
      Marketing and selling                                                             1,255,995                1,369,005
      Incentive compensation                                                              112,404                       --
      Depreciation and amortization                                                       758,309                1,318,593
   Cable
      Programming, technical, general and administrative                                1,507,379                3,181,813
      Marketing and selling                                                                81,629                  218,878
      Incentive compensation                                                                4,895                  134,543
      Depreciation and amortization                                                     1,075,587                2,002,655

   Corporate expenses                                                                     936,625                1,593,228
   Corporate depreciation and amortization                                                464,882                  745,024
                                                                                     ------------             ------------
     Loss from operations                                                             (18,589,506)             (38,546,912)

Interest expense                                                                      (13,534,677)             (16,245,904)
Interest income                                                                           613,393                  279,854
Other expense, net                                                                       (112,214)                (629,677)
Gain on sale of cable systems                                                          24,726,432                       --
                                                                                     ------------             ------------
     Loss before income taxes                                                          (6,896,572)             (55,142,639)
Provision (benefit) for income taxes                                                       50,000               (3,016,173)
                                                                                     ------------             ------------
     Net loss                                                                          (6,946,572)             (52,126,466)
     Preferred stock dividends                                                          3,804,887                4,305,462
                                                                                     ------------             ------------
     Net loss applicable to common shares                                            ($10,751,459)            ($56,431,928)
                                                                                     ============             ============



Basic and diluted earnings per common share:
     Net loss                                                                              ($0.68)                  ($2.86)
                                                                                     ============             ============

     Weighted average shares outstanding                                               15,897,603               19,720,975
                                                                                     ============             ============




           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations

                                                                                         Nine Months Ended September 30,
                                                                                     -------------------------------------
                                                                                         1998                     1999
                                                                                     ------------             ------------
                                                                                                  (unaudited)
Net revenues:
   DBS                                                                               $ 95,662,160             $198,181,003
   Broadcast                                                                           23,548,743               26,512,171
   Cable                                                                               11,819,324               14,870,093
                                                                                     ------------             ------------
     Total net revenues                                                               131,030,227              239,563,267

Operating expenses:
   DBS
      Programming, technical, general and administrative                               66,324,641              137,890,623
      Marketing and selling                                                            25,017,957               88,720,057
      Incentive compensation                                                            1,158,919                1,140,000
      Depreciation and amortization                                                    38,156,719               62,333,958
   Broadcast
      Programming, technical, general and administrative                               12,244,423               15,920,497
      Marketing and selling                                                             4,217,521                4,447,811
      Incentive compensation                                                              144,457                  202,409
      Depreciation and amortization                                                     3,285,727                3,800,539
   Cable
      Programming, technical, general and administrative                                6,047,476                7,595,791
      Marketing and selling                                                               268,350                  504,216
      Incentive compensation                                                              168,500                  195,331
      Depreciation and amortization                                                     4,003,678                5,025,585

   Corporate expenses                                                                   2,418,067                4,316,474
   Corporate depreciation and amortization                                              1,342,904                2,195,243
                                                                                     ------------             ------------
     Loss from operations                                                             (33,769,112)             (94,725,267)

Interest expense                                                                      (29,849,768)             (47,540,765)
Interest income                                                                         1,333,683                1,055,340
Other expense, net                                                                       (799,333)              (1,448,705)
Gain on sale of cable system                                                           24,726,432                       --
                                                                                     ------------             ------------
     Loss before income taxes                                                         (38,358,098)            (142,659,397)
Provision (benefit) for income taxes                                                      175,000               (4,031,173)
                                                                                     ------------             ------------
     Net loss                                                                         (38,533,098)            (138,628,224)
     Preferred stock dividends                                                         10,958,593               12,400,338
                                                                                     ------------             ------------
     Net loss applicable to common shares                                            ($49,491,691)           ($151,028,562)
                                                                                     ============             ============



Basic and diluted earnings per common share:
     Net loss                                                                              ($3.66)                  ($8.13)
                                                                                     ============             ============

     Weighted average shares outstanding                                               13,533,756               18,579,058
                                                                                     ============             ============






           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows

                                                                                         Nine Months Ended September 30,
                                                                                     -------------------------------------
                                                                                         1998                     1999
                                                                                     ------------             ------------
                                                                                                  (unaudited)
Cash flows from operating activities:
 Net loss                                                                            ($38,533,098)           ($138,628,224)
 Adjustments to reconcile net loss
   to net cash used for operating activities:
   Depreciation and amortization                                                       46,789,028               73,355,325
   Program rights amortization                                                          1,914,072                2,460,368
   Accretion on discount of bonds and seller notes                                        931,808                1,112,815
   Stock incentive compensation                                                         1,471,876                1,537,740
   Gain on disposal of assets                                                                  --                  (35,343)
   Gain on sale of cable systems                                                      (24,726,432)                      --
   Bad debt expense                                                                     1,773,094                4,987,939
   Change in assets and liabilities:
    Accounts receivable                                                                (3,657,763)              (8,783,027)
    Inventory                                                                          (1,647,165)              (1,212,595)
    Prepaid expenses and other                                                           (530,481)              (5,077,019)
    Accounts payable and accrued expenses                                               1,951,209               10,871,444
    Accrued interest                                                                   (1,103,101)              (2,628,380)
    Deposits and other                                                                    (94,936)              (5,217,951)
                                                                                     ------------             ------------
 Net cash used for operating activities                                               (15,461,889)             (67,256,908)
                                                                                     ------------             ------------
Cash flows from investing activities:
   Acquisitions                                                                       (89,815,402)            (104,064,329)
   Cash acquired from acquisitions                                                      3,284,382                    5,486
   Capital expenditures                                                                (6,178,866)             (10,700,128)
   Purchase of intangible assets                                                      (10,042,558)              (4,003,116)
   Payments for programming rights                                                     (1,597,782)              (2,155,482)
   Proceeds from sale of assets                                                                --                  508,988
   Proceeds from sale of cable system                                                  30,132,826                       --
                                                                                     ------------             ------------
 Net cash used for investing activities                                               (74,217,400)            (120,408,581)
                                                                                     ------------             ------------
Cash flows from financing activities:
   Repayments of long-term debt                                                        (5,558,004)             (13,620,685)
   Borrowings on bank credit facilities                                                81,500,000              124,300,000
   Repayments of bank credit facilities                                                  (200,000)             (50,600,000)
   Restricted cash                                                                      9,283,210               19,499,934
   Capital lease repayments                                                              (321,044)                (136,624)
   Proceeds from issuance of common stock                                                      --               81,131,776
   Underwriting and common stock offering costs                                                --               (4,657,398)
                                                                                     ------------             ------------
 Net cash provided by financing activities                                             84,704,162              155,917,003
                                                                                     ------------             ------------
Net decrease in cash and cash equivalents                                              (4,975,127)             (31,748,486)
Cash and cash equivalents, beginning of year                                           44,049,097               54,505,473
                                                                                     ------------             ------------
Cash and cash equivalents, end of period                                             $ 39,073,970             $ 22,756,987
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

      As of September 30, 1999, the Company had three classes of Common Stock:
Class A Common Stock, Class B Common Stock and Non-Voting Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively.

      The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

4. Preferred Stock:

      As of December 31, 1998 and September 30, 1999, the Company had 5.0 million shares of Preferred Stock authorized of which 135,073 shares have been designated as 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock").

      The Company had approximately 119,369 and 135,073 shares of Series A Preferred Stock issued and outstanding at December 31, 1998 and September 30, 1999, respectively. On July 1, 1999, the Company paid dividends on the Series A Preferred Stock of approximately 8,095 shares in the aggregate of Series A Preferred Stock to stockholders of record on June 15, 1999.

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

      Under the terms of the Series A Preferred Stock, Pegasus' ability to pay dividends on its Common Stock is subject to certain restrictions.


5. Long-Term Debt:


Long-term debt consists of the following :                                         December 31,     September 30,
                                                                                       1998              1999
                                                                                   ------------     -------------
Series B Senior Notes payable by Pegasus, due 2005,
   interest at 9.625%, payable semi-annually in
   arrears on April 15 and October 15.......................................       $115,000,000      $115,000,000
Series B Senior Notes payable by Pegasus, due 2006,
   interest at 9.75%, payable semi-annually in
   arrears on June 1 and December 1.........................................        100,000,000       100,000,000
Senior six-year $180.0 million revolving credit
   facility, payable by PM&C, interest at PM&C's
   option at either the bank's base rate plus an
   applicable margin or LIBOR plus an applicable margin.....................         27,500,000        85,900,000
Senior six-year $70.0 million revolving credit
   facility, payable by DTS, interest at DTS'
   option at either the bank's base rate plus an
   applicable margin or the Eurodollar Rate plus an
   applicable margin........................................................         26,800,000        42,700,000
Senior six-year $20.0 million term loan facility,
   payable by DTS, interest at DTS' option at
   either the bank's base rate plus an applicable
   margin or the Eurodollar Rate plus an applicable
   margin...................................................................         19,600,000        19,000,000
Series B Notes payable by PM&C, due 2005, interest
   at 12.5%, payable semi-annually in arrears on
   January 1 and July 1, net of unamortized
   discount of $2,621,878 and $2,323,529 as of
   December 31, 1998 and September 30, 1999,
   respectively.............................................................         82,378,122        82,676,471
Series B Notes payable by DTS, due 2007, interest
   at 12.5%, payable semi-annually in arrears on
   February 1 and August 1, net of unamortized
   discount of $1,784,844 and $1,582,585 as of
   December 31, 1998 and September 30, 1999,
   respectively.............................................................        153,215,156       153,417,415
Mortgage payable, due 2000, interest at 8.75%...............................            454,965           436,783
Sellers' notes, due 1999 to 2005, interest at 3% to 8%......................         33,537,788        25,337,492
Capital leases and other....................................................            542,721           406,097
                                                                                   ------------      ------------
                                                                                    559,028,752       624,874,258
Less current maturities.....................................................         14,399,046        14,207,778
                                                                                   ------------      ------------
Long-term debt..............................................................       $544,629,706      $610,666,480
                                                                                   ============      ============

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5. Long-Term Debt: - (Continued)

      DTS maintains a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of September 30, 1999, $14.4 million of stand-by letters of credit were issued pursuant to the DTS Credit Facility, including $6.7 million collateralizing certain of the Company's outstanding sellers' notes.

      PM&C maintains a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of PM&C and its subsidiaries. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of September 30, 1999, $29.7 million of stand-by letters of credit were issued pursuant to the PM&C Credit Facility, including $14.5 million collateralizing certain of the Company's outstanding sellers' notes.

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

6. Earnings Per Common Share:

Calculation of basic and diluted earnings per common share:

      The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share:

                                                                                Three Months Ended September 30,
                                                                               ---------------------------------
                                                                                   1998                 1999
                                                                               ------------         ------------
Net loss applicable to common shares                                           ($10,751,459)        ($56,431,928)
                                                                               ============         ============

Weighted average common shares outstanding                                       15,897,603           19,720,975
                                                                               ============         ============

Total shares used for calculation of basic earnings per common share             15,897,603           19,720,975
Stock options and warrants                                                               --                   --
                                                                               ------------         ------------

Total shares used for calculation of diluted earnings per common share           15,897,603           19,720,975
                                                                               ============         ============

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Earnings Per Common Share: - (Continued)

                                                                                Nine Months Ended September 30,
                                                                               ---------------------------------
                                                                                   1998                 1999
                                                                               ------------         ------------
Net loss applicable to common shares                                           ($49,491,691)       ($151,028,562)
                                                                               ============         ============

Weighted average common shares outstanding                                       13,533,756           18,579,058
                                                                               ============         ============

Total shares used for calculation of basic earnings per common share             13,533,756           18,579,058
Stock options and warrants                                                               --                   --
                                                                               ------------         ------------

Total shares used for calculation of diluted earnings per common share           13,533,756           18,579,058
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

      For the three and nine months ended September 30, 1998 and 1999, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $3.8 million, $11.0 million, $4.3 million and $12.4 million, respectively, by applicable shares outstanding.

7. Acquisitions:

      In the first three quarters of 1999, the Company acquired, from twelve independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of Alabama, Colorado, Illinois, Indiana, Minnesota, Nebraska, North Dakota, Ohio and Texas and the related assets in exchange for total consideration of approximately $68.1 million, which consisted of $61.8 million in cash, 12,339 shares of the Company's Class A Common Stock (amounting to $550,000 at the time of issuance), warrants to purchase a total of 25,000 shares of the Company's Class A Common Stock (amounting to $814,000 at the time of issuance), $4.7 million in promissory notes and $252,000 in assumed net liabilities.

      Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for a purchase price of approximately $42.1 million in cash. At March 31, 1999, the Aguadilla cable system served approximately 21,000 subscribers and passed approximately 81,000 of the 90,000 homes in the franchise area. The Aguadilla cable system is contiguous to the Company's other Puerto Rico cable system and the Company has consolidated the Aguadilla cable system with its existing cable system.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Supplemental Cash Flow Information:

      Significant noncash investing and financing activities are as follows:

                                                                                Nine Months Ended September 30,
                                                                               ---------------------------------
                                                                                    1998                 1999
                                                                               ------------         ------------
Barter revenue and related expense...........................................    $4,861,900           $5,656,907
Acquisition of program rights and assumption of related program payables.....     4,828,024            6,071,717
Acquisition of plant under capital leases....................................        36,500                   --
Capital contribution and related acquisition of intangibles..................   123,162,284            1,363,592
Notes payable and related acquisition of intangibles.........................   220,828,844            4,690,000
Series A Preferred Stock dividend and reduction of paid-in capital...........    10,958,593           12,400,338
Deferred taxes, net and related acquisition of intangibles...................    82,934,179               29,029

      For the nine months ended September 30, 1998 and 1999, the Company paid cash for interest in the amount of $26.0 million and $50.2 million, respectively. The Company paid no federal income taxes for the nine months ended September 30, 1998 and 1999.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Industry Segments: - (Continued)

      All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $1.1 million and $2.0 million for the nine months ended September 30, 1998 and 1999, respectively. Capital expenditures for the Company's Broadcast segment were $3.6 million and $3.0 million for the nine months ended September 30, 1998 and 1999, respectively. Capital expenditures for the Company's Cable segment were $1.3 million and $4.4 million for the nine months ended September 30, 1998 and 1999, respectively. Identifiable total assets for the Company's DBS segment were $715.6 million and $705.1 million as of December 31, 1998 and September 30, 1999, respectively. Identifiable total assets for the Company's Broadcast segment were $67.1 million and $71.1 million as of December 31, 1998 and September 30, 1999, respectively. Identifiable total assets for the Company's Cable segment were $47.0 million and $88.2 million as of December 31, 1998 and September 30, 1999, respectively.

11. Other Events:

      In October 1999, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of Minnesota and the related assets in exchange for total consideration of approximately $4.6 million, which consisted of $2.8 million in cash and a $1.8 million promissory note, payable over four years.

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

      The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-12 herein.


General

      Pegasus Communications Corporation is:

      o The largest independent provider of DIRECTV with 653,000 subscribers at October 31, 1999. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 4.9 million rural households in 36 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 2,000 independent retailers.

      o The owner or programmer of nine TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 54,000 subscribers.

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


Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998

      Total net revenues for the three months ended September 30, 1999 were $90.9 million, an increase of $35.4 million, or 64%, compared to total net revenues of $55.5 million for the same period in 1998. The increase in total net revenues for the three months ended September 30, 1999 is primarily due to an increase in DBS revenues of $31.0 million attributable to acquisitions and internal growth in Pegasus' DBS subscriber base. Total operating expenses for the three months ended September 30, 1999 were $129.4 million, an increase of $55.3 million, or 75%, compared to total operating expenses of $74.1 million for the same period in 1998. The increase is primarily due to an increase of $49.4 million in operating expenses attributable to the growth in Pegasus' DBS business.

      Total corporate expenses, including corporate depreciation and amortization, were $2.3 million for the three months ended September 30, 1999, an increase of $937,000, or 67%, compared to $1.4 million for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business. The increase in corporate depreciation and amortization is primarily due to amortization of deferred financing costs associated with the issuance of $100.0 million of senior notes in November 1998.

      Interest expense was $16.2 million for the three months ended September 30, 1999, an increase of $2.7 million, or 20%, compared to interest expense of $13.5 million for the same period in 1998. The increase in interest expense is primarily due to interest on Pegasus' $100.0 million senior notes issued in November 1998 and an increase in bank borrowings and sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $280,000 for the three months ended September 30, 1999, a decrease of $334,000, or 54%, compared to interest income of $613,000 for the same period in 1998. The decrease in interest income is due to lower average cash balances for the three months ended September 30, 1999 compared to the same period in 1998.

      Other expenses were $630,000 for the three months ended September 30, 1999, an increase of $517,000, or 461%, compared to other expenses of $112,000 for the same period in 1998. The increase is primarily due to increased investor relation activities and other non-operating expenses.

      Pegasus sold its New England cable systems effective July 1, 1998 for $30.1 million resulting in a nonrecurring gain of $24.7 million in the third quarter of 1998.

      The provision for income taxes declined by approximately $3.1 million primarily as a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services, Inc. in April 1998.

      Preferred stock dividends were $4.3 million for the three months ended September 30, 1999, an increase of $501,000, or 13%, compared to $3.8 million in preferred stock dividends for the same period in 1998. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding during the third quarter of 1999 compared to the third quarter of 1998 as the result of payment of dividends in kind.

DBS

      Pegasus' DBS business has experienced significant growth. During the last twelve months, Pegasus acquired, through acquisitions, approximately 43,000 subscribers and the exclusive DIRECTV distribution rights to approximately 378,000 households in rural areas of the United States. At September 30, 1999, Pegasus had exclusive DIRECTV distribution rights to 4.8 million households and 631,000 subscribers as compared to 4.5 million households and 387,000 subscribers at September 30, 1998. Pegasus had 5.1 million households and 654,000 subscribers at September 30, 1999, including pending acquisitions. At September 30, 1998, subscribers would have been 444,000, including pending and completed acquisitions. Subscriber penetration increased from 8.8% at September 30, 1998 to 12.9% at September 30, 1999, including pending and completed acquisitions.

      Total DBS net revenues were $75.7 million for the three months ended September 30, 1999, an increase of $31.0 million, or 69%, compared to DBS net revenues of $44.7 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the third quarter of 1999 compared to the third quarter of 1998. The average monthly revenue per subscriber was $44.80 for the three months ended September 30, 1999 compared to $41.50 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at September 30, 1999, were $79.1 million, an increase of $25.3 million, or 47%, compared to pro forma DBS net revenues of $53.9 million for the same period in 1998.

      Programming, technical, and general and administrative expenses were $53.5 million for the three months ended September 30, 1999, an increase of $22.2 million, or 71%, compared to $31.4 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.7% for the three months ended September 30, 1999 compared to 70.1% for the same period in 1998.

      Subscriber acquisition costs were $38.8 million for the three months ended September 30, 1999, an increase of $24.7 million compared to $14.1 million for the same period in 1998. Gross subscriber additions were 121,600 for the three months ended September 30, 1999 compared to 40,900 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $319 for the three months ended September 30, 1999 compared to $345 for the same period in 1998. The decrease in subscriber acquisition costs per gross subscriber addition is due to a decrease in promotional programming.

      Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $350,000 for the three months ended September 30, 1999, an increase of $25,000, or 8%, compared to $325,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the third quarter of 1999 as compared to the third quarter of 1998.

      Depreciation and amortization was $20.4 million for the three months ended September 30, 1999, an increase of $2.5 million, or 14%, compared to $17.9 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

      During the three months ended September 30, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the three months ended September 30, 1999 were $8.9 million, an increase of $1.0 million, or 13%, compared to net broadcast revenues of $7.9 million for the same period in 1998. The increase is primarily attributable to an increase of $429,000 in net broadcast revenues from the four stations launched in 1997 and 1998, a $394,000 increase in barter revenue and an increase in local and national advertising sales.

      Programming, technical, and general and administrative expenses were $5.8 million for the three months ended September 30, 1999, an increase of $1.6 million, or 38%, compared to $4.2 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

      Marketing and selling expenses were $1.4 million for the three months ended September 30, 1999, an increase of $113,000, or 9%, compared to $1.3 million for the same period in 1998. The increase in marketing and selling expenses is due to an increase in promotional costs associated with the launch of the new stations and news programs.

      There was no incentive compensation, which is calculated based on increases in pro forma location cash flow, for the three months ended September 30, 1999 compared to incentive compensation of $112,000 for the same period in 1998. No incentive compensation resulted from a decline in pro forma location cash flow during the third quarter of 1999 compared to the third quarter of 1998.

      Depreciation and amortization was $1.3 million for the three months ended September 30, 1999, an increase of $560,000, or 74%, compared to $758,000 for the same period in 1998. The increase is due to capital expenditures associated with the launch of the new stations and our news initiative.

Cable

      Total net cable revenues were $6.2 million for the three months ended September 30, 1999, an increase of $3.4 million, or 118%, compared to net cable revenues of $2.8 million for the same period in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Net revenues derived from Pegasus' existing Puerto Rico cable system were $3.6 million for the three months ended September 30, 1999, an increase of $760,000, or 27%, compared to net cable revenues of $2.8 million for the same period in 1998. The Aguadilla, Puerto Rico cable system generated net revenues of $2.6 million for the three months ended September 30, 1999. The average monthly revenue per subscriber was $38.89 for the three months ended September 30, 1999 compared to $32.71 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 53,900 subscribers as of September 30, 1999 compared to 51,100 subscribers as of September 30, 1998.

      Programming, technical, and general and administrative expenses were $3.2 million for the three months ended September 30, 1999, an increase of $1.7 million, or 111%, compared to $1.5 million for the same period in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999.

      Marketing and selling expenses were $219,000 for the three months ended September 30, 1999, an increase of $137,000, or 168%, compared to $82,000 for the same period in 1998. The increase is a result of the acquisition of the Aguadilla, Puerto Rico cable system.

      Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $135,000 for the three months ended September 30, 1999, an increase of $130,000 compared to $5,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the third quarter of 1999 as compared to the third quarter of 1998.

      Depreciation and amortization was $2.0 million for the three months ended September 30, 1999, an increase of $927,000, or 86%, compared to $1.1 million for the same period in 1998. The increase in depreciation and amortization is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system.


Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

      Total net revenues for the nine months ended September 30, 1999 were $239.6 million, an increase of $108.5 million, or 83%, compared to total net revenues of $131.0 million for the same period in 1998. The increase in total net revenues for the nine months ended September 30, 1999 is primarily due to an increase in DBS revenues of $102.5 million attributable to acquisitions and internal growth in Pegasus' DBS subscriber base. Total operating expenses for the nine months ended September 30, 1999 were $334.3 million, an increase of $169.5 million, or 103%, compared to total operating expenses of $164.8 million for the same period in 1998. The increase is primarily due to an increase of $159.4 million in operating expenses attributable to the growth in Pegasus' DBS business.

      Total corporate expenses, including corporate depreciation and amortization, were $6.5 million for the nine months ended September 30, 1999, an increase of $2.8 million, or 73%, compared to $3.8 million for the same period in 1998. The increase in corporate expenses is attributable to the growth in Pegasus' business. The increase in corporate depreciation and amortization is primarily due to amortization of deferred financing costs associated with the issuance of $100.0 million of senior notes in November 1998.

      Interest expense was $47.5 million for the nine months ended September 30, 1999, an increase of $17.7 million, or 59%, compared to interest expense of $29.8 million for the same period in 1998. The increase in interest expense is primarily due to interest on Pegasus' $100.0 million senior notes issued in November 1998, Digital Television Service, Inc.'s $155.0 million senior notes, which were assumed by Pegasus in April 1998, and an increase in bank borrowings and sellers' notes associated with Pegasus' DBS acquisitions. Interest income was $1.1 million for the nine months ended September 30, 1999, a decrease of $278,000, or 21%, compared to interest income of $1.3 million for the same period in 1998. The decrease in interest income is due to lower average cash balances for the nine months ended September 30, 1999 compared to the same period in 1998.

      Other expenses were $1.4 million for the nine months ended September 30, 1999, an increase of $649,000, or 81%, compared to other expenses of $799,000 for the same period in 1998. The increase is primarily due to increased investor relation activities and other non-operating expenses.

      Pegasus sold its New England cable systems effective July 1, 1998 for $30.1 million resulting in a nonrecurring gain of $24.7 million for the nine months ended September 30, 1998.

      The provision for income taxes declined by approximately $4.2 million primarily as a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services, Inc. in April 1998.

      Preferred stock dividends were $12.4 million for the nine months ended September 30, 1999, an increase of $1.4 million, or 13%, compared to $11.0 million in preferred stock dividends for the same period in 1998. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding during the first three quarters of 1999 compared to the first three quarters of 1998 as the result of payment of dividends in kind.

DBS

      Total DBS net revenues were $198.2 million for the nine months ended September 30, 1999, an increase of $102.5 million, or 107%, compared to DBS net revenues of $95.7 million for the same period in 1998. The increase is primarily due to an increase in the average number of subscribers in the first three quarters of 1999 compared to the first three quarters of 1998. The average monthly revenue per subscriber was $43.33 for the nine months ended September 30, 1999 compared to $41.76 for the same period in 1998. Pro forma DBS net revenues, including pending acquisitions at September 30, 1999, were $213.2 million, an increase of $59.7 million, or 39%, compared to pro forma DBS net revenues of $153.5 million for the same period in 1998.

      Programming, technical, and general and administrative expenses were $137.9 million for the nine months ended September 30, 1999, an increase of $71.6 million, or 108%, compared to $66.3 million for the same period in 1998. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 69.6% for the nine months ended September 30, 1999 compared to 69.3% for the same period in 1998.

      Subscriber acquisition costs were $88.7 million for the nine months ended September 30, 1999, an increase of $63.7 million compared to $25.0 million for the same period in 1998. Gross subscriber additions were 249,200 for the nine months ended September 30, 1999 compared to 80,000 for the same period in 1998. The total subscriber acquisition costs per gross subscriber addition were $356 for the nine months ended September 30, 1999 compared to $313 for the same period in 1998. The increase in subscriber acquisition costs per gross subscriber addition is due to an increase in commissions and an increase in promotional programming during the first half of 1999.

      Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $1.1 million for the nine months ended September 30, 1999, a decrease of $19,000, or 2%, compared to $1.2 million for the same period in 1998. The decrease resulted from a lower gain in pro forma location cash flow during the first three quarters of 1999 as compared to the first three quarters of 1998.

      Depreciation and amortization was $62.3 million for the nine months ended September 30, 1999, an increase of $24.2 million, or 63%, compared to $38.2 million for the same period in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

      During the nine months ended September 30, 1999, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues for the nine months ended September 30, 1999 were $26.5 million, an increase of $3.0 million, or 13%, compared to net broadcast revenues of $23.5 million for the same period in 1998. The increase is primarily attributable to an increase of $1.2 million in net broadcast revenues from the four stations launched in 1997 and 1998, a $795,000 increase in barter revenue and an increase in local and national advertising sales.

      Programming, technical, and general and administrative expenses were $15.9 million for the nine months ended September 30, 1999, an increase of $3.7 million, or 30%, compared to $12.2 million for the same period in 1998. The increase is primarily due to an increase in expenses from the two new stations launched in 1998 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

      Marketing and selling expenses were $4.4 million for the nine months ended September 30, 1999, an increase of $230,000, or 5%, compared to $4.2 million for the same period in 1998. The increase in marketing and selling expenses is due to an increase in promotional costs associated with the launch of the new stations and news programs.

      Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $202,000 for the nine months ended September 30, 1999, an increase of $58,000, or 40% compared to $144,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the first three quarters of 1999 as compared to the first thee quarters of 1998.

      Depreciation and amortization was $3.8 million for the nine months ended September 30, 1999, an increase of $515,000, or 16%, compared to $3.3 million for the same period in 1998. The increase is due to capital expenditures associated with the launch of the new stations and our news initiative.

Cable

      Total net cable revenues were $14.9 million for the nine months ended September 30, 1999, an increase of $3.1 million, or 26% compared to net cable revenues of $11.8 million for the same period in 1998. The increase is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999, partially offset by the sale of Pegasus' New England cable systems effective July 1, 1998. Net cable revenues from the New England Cable systems were $3.3 million for the nine months ended September 30, 1998. The net revenues derived from Pegasus' existing Puerto Rico cable system were $10.0 million for the nine months ended September 30, 1999, an increase of $1.4 million, or 17%, compared to net cable revenues of $8.5 million for the same period in 1998. The Aguadilla, Puerto Rico cable system generated net revenues of $4.9 million for the nine months ended September 30, 1999. The average monthly revenue per subscriber was $37.02 for the nine months ended September 30, 1999 compared to $34.14 for the same period in 1998. On a pro forma basis, including the completed acquisition of the Aguadilla, Puerto Rico cable system and the disposition of the New England cable systems, there were 53,900 subscribers as of September 30, 1999 compared to 51,100 subscribers as of September 30, 1998.

      Programming, technical, and general and administrative expenses were $7.6 million for the nine months ended September 30, 1999, an increase of $1.5 million, or 26%, compared to $6.0 million for the same period in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system partially offset by the sale of Pegasus' New England cable systems.

      Marketing and selling expenses were $504,000 for the nine months ended September 30, 1999, an increase of $236,000, or 88%, compared to $268,000 for the same period in 1998. The increase is a result of the acquisition of the Aguadilla, Puerto Rico cable system.

      Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $195,000 for the nine months ended September 30, 1999, an increase of $27,000, or 16%, compared to $169,000 for the same period in 1998. The increase resulted from a larger gain in pro forma location cash flow during the first three quarters of 1999 as compared to the first three quarters of 1998.

         Depreciation and amortization was $5.0 million for the nine months ended September 30, 1999, an increase of $1.0 million, or 26%, compared to $4.0 million for the same period in 1998. The increase in depreciation and amortization is primarily due to the acquisition of the Aguadilla, Puerto Rico cable system.

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

      Pre-marketing cash flow increased by approximately $9.7 million, or 57%, for the three months ended September 30, 1999 as compared to the same period in 1998. The increase in pre-marketing cash flow for the three months ended September 30, 1999 is primarily due to an increase in DBS pre-marketing cash flow of $8.8 million, or 66%, attributable to acquisitions and internal growth in Pegasus' DBS subscriber base.

      Pre-marketing cash flow increased by approximately $31.3 million, or 75%, for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase in pre-marketing cash flow for the nine months ended September 30, 1999 is primarily due to an increase in DBS pre-marketing cash flow of $31.0 million, or 106%, attributable to acquisitions and internal growth in Pegasus' DBS subscriber base.

      During the nine months ended September 30, 1999, $54.5 million of cash on hand at the beginning of the year, together with $155.9 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $67.3 million and investing activities of $120.4 million. Investing activities consisted of:

      o the purchase of a cable system serving Aguadilla, Puerto Rico and neighboring communities for approximately $42.1 million;

      o the acquisition of DBS assets from twelve independent DIRECTV providers during the first three quarters of 1999 for approximately $61.8 million;

      o the purchase of a building for broadcast operations in our Northeastern PA market for approximately $1.8 million;

      o broadcast expenditures associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets totaling $825,000;

      o   DBS facility upgrades of $2.0 million;

      o the expansion and enhancements of the Puerto Rico cable system amounting to $3.6 million, including $213,000 related to hurricane damage;

      o   payments of programming rights amounting to $2.2 million;

      o capitalized costs relating to Pegasus' financing of approximately $1.7 million;

      o proceeds from the sale of DBS assets to an independent DIRECTV provider of $509,000;

      o   new business development costs of approximately $286,000; and

      o   other capital expenditures and intangibles totaling $4.7 million.

      Financing activities consisted of:

      o the issuance of approximately 3.8 million shares of Class A common stock resulting in net proceeds to Pegasus of approximately $76.5 million;

      o   net borrowings on bank credit facilities totaling $73.7 million;

      o the repayment of approximately $13.8 million of long-term debt, primarily sellers' notes and capital leases; and

      o net restricted cash draws of approximately $18.5 million for interest payments and $1.0 million in connection with the acquisition of the Aguadilla, Puerto Rico cable system.

      As of September 30, 1999, cash on hand amounted to $22.8 million plus restricted cash of $2.0 million.

      Pegasus Media & Communications maintains a $180.0 million senior, reducing revolving credit facility. Borrowings under the credit facility are available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of September 30, 1999, $85.9 million was outstanding and stand-by letters of credit amounting to $29.7 million were issued under its $180.0 million credit facility. The credit facility expires in December 2003.

      Digital Television Services maintains a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. Borrowings under the credit facilities are available to refinance certain indebtedness and for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of September 30, 1999, $61.7 million was outstanding and stand-by letters of credit amounting to $14.4 million were issued under its $90.0 million credit facilities. The credit facilities expire in July 2003.

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

      As defined in the Certificate of Designation governing Pegasus' Series A Preferred Stock and the indentures governing Pegasus' senior notes, Pegasus is required to provide Adjusted Operating Cash Flow data for Pegasus and its Restricted Subsidiaries on a consolidated basis where Adjusted Operating Cash Flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, Operating Cash Flow of such Person and its Restricted Subsidiaries less DBS Cash Flow for the most recent four-quarter period plus DBS Cash Flow for the most recent quarterly period, multiplied by four." Operating Cash Flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although Adjusted Operating Cash Flow is not a measure of performance under generally accepted accounting principles, we believe that Location Cash Flow, Operating Cash Flow and Adjusted Operating Cash Flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted Subsidiaries carries the same meaning as in the Certificate of Designation. Digital Television Services, Inc., among certain other Pegasus' subsidiaries, are not included in the definition of Restricted Subsidiaries and, accordingly, their operating results are not included in the Adjusted Operating Cash Flow data provided below. Pro forma for the acquisition of the Aguadilla, Puerto Rico cable system, the two completed DBS acquisitions occurring in the third quarter of 1999 and the sale of our New England cable systems, as if such acquisitions/disposition occurred on October 1, 1998, Adjusted Operating Cash Flow would have been approximately $67.4 million as follows:

                                                                                       Four Quarters Ended
                               (in thousands)                                           September 30,1999
                                                                                       -------------------
Revenues........................................................................             $219,131
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges..............................................................              147,330
                                                                                             --------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges............               71,801
Corporate expenses..............................................................                4,396
                                                                                             --------
Adjusted operating cash flow ...................................................             $ 67,405
                                                                                             ========

      Pegasus believes that it has adequate resources to meet its working capital, maintenance capital expenditure and debt service obligations for at least the next twelve months. However, Pegasus is highly leveraged and our ability in the future to repay our existing indebtedness will depend upon the success of our business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors that are beyond our control. We cannot assure you that we will be able to generate the substantial increases in cash flow from operations that we will need to meet the obligations under our indebtedness. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things, restrict our ability to:

      o   pay dividends and make certain other payments and investments;

      o   borrow additional funds;

      o   create liens; and

      o   sell our assets.

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

      Because Pegasus' year 2000 conversion is expected to be completed prior to any potential disruption to Pegasus' business, Pegasus has not yet completed the development of a year 2000-specific contingency plan. If Pegasus determines that its business or a segment thereof is at material risk of disruption due to the year 2000 issue or anticipates that its year 2000 conversion will not be completed in a timely fashion, it will work to enhance its contingency plan. Costs to date relating to the year 2000 issue amounted to approximately $300,000. Costs to be incurred beyond September 30, 1999, relating to the year 2000 issue are expected to be approximately $50,000.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information about our market sensitive financial instruments is provided below and constitutes a "forward- looking statement." Our major market risk exposure is changing interest rates under our credit facilities. Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes in earnings and cash flow and to lower our overall borrowing costs. The Company has entered into interest rate protection agreements on its credit facilities to limit its exposure to market interest rate fluctuations.

      Pegasus Media & Communications maintains a $180.0 million senior, reducing revolving credit facility. As of September 30, 1999, $85.9 million was outstanding and stand-by letters of credit amounting to $29.7 million were issued under its $180.0 million credit facility. Interest on the credit facility is calculated on either the bank's base rate or LIBOR, plus an applicable margin. Availability of borrowings under the revolving credit facility reduces by specified amounts quarterly effective September 30, 1999 through maturity. The credit facility expires in December 2003.

      Digital Television Services maintains a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. As of September 30, 1999, $42.7 million was outstanding and stand-by letters of credit amounting to $14.4 million were issued under its $70.0 million revolving credit facility. Availability on the revolving credit facility reduces by specified amounts on December 31, 1998 and quarterly effective September 30, 1999 through maturity. As of September 30, 1999, $19.0 million was outstanding under its $20.0 million term credit facility. The term credit facility is to be repaid in 20 consecutive quarterly installments of $200,000, commencing on September 30, 1998, with $16.0 million due as a final payment at maturity. Interest on the credit facilities is calculated at either the bank's base rate or the Eurodollar Rate, plus an applicable margin. The credit facilities expire in July 2003.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On July 13, 1999, Pegasus issued 7,500 shares of its Class A Common Stock upon the exercise of a warrant previously issued on June 18, 1998 in connection with an acquisition of DIRECTV rights and related assets from an independent provider of DIRECTV in certain rural portions of Texas. The exercise price of the warrant was $24.26, resulting in consideration of $181,950 being received by Pegasus. In issuing these shares, Pegasus relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

      Effective as of September 14, 1999, Pegasus issued 12,339 shares of Class A Common Stock as partial consideration for the acquisition of DIRECTV rights and related assets from an independent provider of DIRECTV in certain rural portions of North Dakota. In issuing the shares, Pegasus relied upon exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.


ITEM 5. OTHER INFORMATION


      On June 3, 1999, the National Rural Telecommunications Cooperative filed a lawsuit in federal court against DIRECTV, Inc. seeking a court order to enforce the National Rural Telecommunications Cooperative's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the National Rural Telecommunications Cooperative's members and affiliates in their rural markets. The National Rural Telecommunications Cooperative also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the National Rural Telecommunications Cooperative with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the National Rural Telecommunications Cooperative a preliminary injunction on such matters, without deciding the underlying claims. On July 22, 1999, DIRECTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the National Rural Telecommunications Cooperative. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the National Rural Telecommunications Cooperative is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(degree) W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. DIRECTV also alleges in its counterclaim that the National Rural Telecommunications Cooperative's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not provide for certain programming and other rights comparable to those now provided under the contract. On September 8, 1999, the court denied a motion by DIRECTV to dismiss certain of the National Rural Telecommunications Cooperative's claims, leaving all of the causes of action asserted by the National Rural Telecommunications Cooperative at issue.

      On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. While we are not a party to the pending litigation between the National Rural Telecommunications Cooperative and DIRECTV, the outcome of the litigation could have a material adverse effect on our direct broadcast satellite business because we are an associate of the National Rural Telecommunications Cooperative with contract rights that are affected by the contractual relationship between the National Rural Telecommunications Cooperative and DIRECTV.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 10.1 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the filing of this Report on Form 10-Q).

    Exhibit 27.1     Financial Data Schedule.

(b) Reports on Form 8-K

      There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Pegasus Communications Corporation



November 12, 1999              By: /s/ M. Kasin Smith
------------------------       -----------------------
Date                           M. Kasin Smith
                               Vice President and Acting Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


    Exhibit 10.1 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the filing of this Report on Form 10-Q).



    Exhibit 27.1     Financial Data Schedule.