Form 10-K
period 1999-12-31
PEGASUS COMMUNICATIONS CORP
filed 2000-03-10
CIK 1015629

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           -------------------------
                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 31, 1999
                                      OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
               For the transition period from_______ to _______
                        Commission File Number 0-21389

                       PEGASUS COMMUNICATIONS CORPORATION
                                 ---------------
            (Exact name of registrant as specified in its charter)

             Delaware                                        51-0374669
            ---------                                        ----------
   (State of other jurisdiction of                        (I.R.S. Employer
   incorporation of organization)                      Identification Number)

    c/o Pegasus Communications Management Company;              19004
   -----------------------------------------------              -----
  225 City Line Avenue, Suite 200, Bala Cynwyd, PA            (Zip Code)
      (Address of principal executive offices)


       Registrant's telephone number, including area code: (888) 438-7488
                                 --------------
          Securities registered pursuant to section 12(b) of the Act:
                                     None
          Securities registered pursuant to section 12(g) of the Act:

                              Title of each class
                              -------------------
                    Common Stock, Class A; $0.01 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock (Class A Common Stock) held by non-affiliates of the Registrant as of the close of business on February 29, 2000 was approximately $1,789,932,200 based on the average bid and asked prices of the Class A Common Stock on such date on the Nasdaq National Market. (Reference is made to the paragraph captioned "Calculation of Aggregate Market Value of Nonaffiliate Shares" of "Part II, Item 5 herein for a statement of assumptions upon which this calculation is based.)

     Number of shares of each class of the registrant's common stock outstanding as of February 29, 2000:

             Class A, Common Stock, $0.01 par value     15,905,844
             Class B, Common Stock, $0.01 par value      4,581,900

================================================================================

                                                                                                          Page
                                                                                                         ------
                                                      PART I
Item 1.     Business ..................................................................................     2
Item 2.     Properties ................................................................................    25
Item 3.     Legal Proceedings .........................................................................    25
Item 4.     Submission of Matters to a Vote of Security Holders .......................................    26

                                                      PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters .................    27
Item 6.     Selected Financial Data ...................................................................    30
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .....    32
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ................................    43
Item 8.     Financial Statements and Supplementary Data ...............................................    43
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......    43

                                                     PART III
Item 10.    Directors and Executive Officers of the Registrant ........................................    44
Item 11.    Executive Compensation ....................................................................    47
Item 12.    Security Ownership of Certain Beneficial Owners and Management ............................    51
Item 13.    Certain Relationships and Related Transactions ............................................    54
                                                      PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................    59

                                     PART I

     This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; our relationships with DIRECTV and the National Rural Telecommunications Cooperative; and other factors referenced in this Report.

     The information is this Report assumes the completion of the acquisition of Golden Sky Holdings, Inc. and other pending acquisitions described in "Item 1: Business -- Recent Completed and Pending Transactions," unless otherwise noted.


ITEM 1: BUSINESS

General

     Pegasus is:

   o The largest independent distributor of DIRECTV(R) with 1.1 million subscribers at February 29, 2000. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to over 7.2 million rural households in 41 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 2,500 independent retailers.

   o The owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB.

   o One of the fastest growing media companies in the United States. We have increased our revenues at a compound growth rate of 89% per annum since our inception in 1991.

Direct Broadcast Satellite Television

     The introduction of direct broadcast satellite receivers is widely regarded as the most successful introduction of a consumer electronics product in U.S. history, surpassing the rollout of color televisions, videocassette recorders and compact disc players. According to a recent Paul Kagan study, in 1998 direct broadcast satellite was the fastest growing multichannel television service in the country, capturing almost two out of every three new subscribers to those services. There are currently three nationally branded direct broadcast satellite programming services: DIRECTV, Primestar and EchoStar. At December 31, 1999, there were 11.5 million direct broadcast satellite subscribers in the United States:

   o 6.7 million DIRECTV subscribers, including approximately 5.2 million subscribers served by DIRECTV itself, 1.1 million subscribers served by Pegasus and Golden Sky and 400,000 subscribers served by the approximately 100 other DIRECTV rural affiliates;

   o 1.4 million Primestar subscribers; and

   o 3.4 million EchoStar subscribers.

All three direct broadcast satellite programming services are digital satellite services, and therefore require that a subscriber install a satellite receiving antenna or dish and a digital receiver. DIRECTV and EchoStar require a satellite dish of approximately 18 inches in diameter that may be installed by the consumer without professional assistance. Primestar requires a dish of approximately 36 inches in diameter that generally must be professionally installed. The market shares of DIRECTV, Primestar and EchoStar among all direct broadcast satellite subscribers nationally are currently 58%, 12% and 30%, respectively. The Carmel Group has estimated that the number of direct broadcast satellite subscribers will grow to 21.1 million by 2003.


     Hughes completed the acquisition of Primestar's medium-power direct broadcast satellite business on May 22, 1999, and completed the acquisition of related high-power satellite assets on June 8, 1999. Hughes is currently operating Primestar only during a transition period while it converts Primestar subscribers to DIRECTV subscribers. At the time of the acquisition, we estimated that there were approximately 250,000 Primestar subscribers in our DIRECTV exclusive territories who could become our subscribers if they choose to receive DIRECTV programming.


DIRECTV


     DIRECTV is a service of Hughes Electronics, a subsidiary of General Motors Corporation. DIRECTV offers in excess of 200 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via four high-power Ku band satellites. We believe that DIRECTV's extensive line-up of cable networks, pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing direct broadcast satellite subscribers and will continue to drive strong subscriber growth for DIRECTV services in the future. DIRECTV added 1.6 million new subscribers in 1999.


DIRECTV Rural Affiliates


     Prior to the launch of DIRECTV's programming service, Hughes Electronics, which was succeeded by its subsidiary DIRECTV, entered into an agreement with the National Rural Telecommunications Cooperative authorizing the National Rural Telecommunications Cooperative to offer its members and affiliates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 National Rural Telecommunications Cooperative members and affiliates acquired such exclusive rights, thereby becoming DIRECTV rural affiliates. The DIRECTV exclusive territories acquired by DIRECTV's rural affiliates include approximately 9.0 million rural households. Pegasus was the largest of the original DIRECTV rural affiliates, acquiring a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. Since 1996 we have increased our DIRECTV exclusive territories to approximately 7.2 million homes through the completed or pending acquisitions of approximately 150 other DIRECTV rural affiliates, including the completed acquisition of Digital Television Services, Inc., with which we merged in 1998, and the pending acquisition of Golden Sky Holdings, Inc.


Pegasus Rural Focus and Strategy


     We believe that direct broadcast satellite and other digital satellite services will achieve disproportionately greater consumer acceptance in rural areas than in metropolitan areas. Direct broadcast satellite services have already achieved a penetration of more than 22% in rural areas of the United States, as compared to approximately 5% in metropolitan areas.


     Our long-term goal is to become an integrated provider of direct broadcast satellite and other digital satellite services for the 79.8 million people,
32.3 million homes and 3.1 million businesses located in rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:


   o Continue to Grow Our Rural Subscriber Base by Aggressively Marketing DIRECTV. Pegasus currently serves in excess of 1.1 million DIRECTV subscribers, which represents a penetration of approximately 15.7%. Our rate of growth has accelerated as we have increased our scale and expanded the Pegasus network of independent retailers.

   o Continue to Acquire Other DIRECTV Rural Affiliates. We currently own approximately 80% of the DIRECTV exclusive territories held by DIRECTV's rural affiliates. We have had an excellent track record of acquiring DIRECTV rural affiliates and believe that we have a competitive advantage in acquiring additional DIRECTV rural affiliates. We base this belief on our position as the largest DIRECTV rural affiliate, our access to the capital markets and our strong reputation in the direct broadcast satellite industry. We will continue to pursue our strategy of acquiring other DIRECTV rural affiliates.


   o Continue to Develop the Pegasus Retail Network. We have established the Pegasus network of independent retailers in order to distribute DIRECTV in our DIRECTV exclusive territories. Our consolidation of DIRECTV's rural affiliates has enabled us to expand the Pegasus retail network to over 2,500 independent retailers in 41 states. We believe that the Pegasus retail network is one of the few sales and distribution channels for digital satellite services with broad and effective reach in rural areas of the U.S. We intend to further expand the Pegasus retail network in order to increase the penetration of DIRECTV in rural areas and to enable us to distribute additional digital satellite services that will complement our distribution of DIRECTV.


   o Generate Future Growth By Bundling Additional Digital Satellite Services with DIRECTV. We believe that new digital satellite services, such as digital audio services, broadband multimedia services and mobile satellite services, will be introduced to consumers and businesses in the next five years. These services, like direct broadcast satellite, should achieve disproportionate success in rural areas. However, because there are limited sales and distribution channels in rural areas, new digital satellite service providers will confront the same difficulties that direct broadcast satellite service providers have encountered in establishing broad distribution in rural areas, as compared to metropolitan areas. We believe that the Pegasus retail network will enable us to establish relationships with digital satellite service providers that will position us to capitalize on these new opportunities.


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


     There are approximately 79.8 million people, 32.3 million households and
3.1 million businesses located in rural areas of the United States. Rural areas therefore represent a large and attractive market for direct broadcast satellite and other digital satellite services. Approximately 65% of all U.S. direct broadcast satellite subscribers reside in rural areas. It is likely that future digital satellite services, such as soon to be launched digital audio services and satellite broadband multimedia services, will also achieve disproportionate success in rural areas as compared to metropolitan areas.


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

Consolidation of DIRECTV Rural Affiliates

     When DIRECTV was launched in 1994, small DIRECTV rural affiliates held approximately 95% of the DIRECTV rural affiliate exclusive territories. In 1996, Pegasus first acquired another DIRECTV rural affiliate, thereby beginning a process of consolidation that has significantly changed the composition of DIRECTV's rural affiliates. Since 1996, Pegasus, Golden Sky Systems have acquired approximately 150 DIRECTV rural affiliates. Today, Pegasus represents 80% of the DIRECTV exclusive territories held by DIRECTV's rural affiliates, including 21% held by Golden Sky, and the approximately 100 remaining rural affiliates total 20%. Pegasus believes that consolidation among DIRECTV's rural affiliates will continue.

     As of February 29, 2000, we distributed DIRECTV in the following DIRECTV exclusive territories:



        Exclusive             Total
         DIRECTV             Homes in        Total
       Territories          Territory     Subscribers     Penetration
------------------------   -----------   -------------   ------------
Northeast ..............      751,745         87,176        11.6%
Central ................    1,138,651        169,197        14.9%
Southeast ..............    1,327,517        241,014        18.2%
Midwest ................    1,323,406        197,273        14.9%
Central Plains .........      623,104         94,228        15.1%
Texas ..................      793,708        147,227        18.5%
West ...................    1,229,234        193,374        15.7%
                            ---------        -------        ----
   Total ...............    7,187,365      1,129,489        15.7%
                            =========      =========        ====


------------
Total homes in territory, homes not passed by cable, and homes passed by cable are based on estimates of primary residences by Claritas, Inc.


The Pegasus Retail Network

     The Pegasus retail network is a network of over 2,500 independent satellite, consumer electronics and other retailers serving rural areas. We began the development of the Pegasus retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, the Pegasus retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

     We believe that the national reach of the Pegasus retail network has positioned us to:

   o improve the penetration of DIRECTV in DIRECTV exclusive territories that we now own or that we may acquire from other DIRECTV rural affiliates;

   o assist DIRECTV in improving DIRECTV's direct broadcast satellite market share in rural areas outside of the DIRECTV exclusive territories held by DIRECTV rural affiliates; and

   o offer providers of new digital satellite services, such as the soon to be launched digital audio and broadband multimedia satellite services, an effective and convenient means for reaching the approximately 30% of America's population that live and work in rural areas.

Broadcast Television


     Our operating strategy in broadcast television is focused on:

   o developing strong local sales forces and sales management to maximize the value of our stations' inventory of advertising spots;

   o improving the stations' programming, promotion and technical facilities in order to maximize their ratings in a cost-effective manner; and

   o maintaining strict control over operating costs while motivating employees through the use of incentive plans, which reward our employees in proportion to annual increases in location cash flow.

     We have purchased or launched TV stations affiliated with the "emerging networks" of Fox, the WB and UPN, because, while affiliates of these networks generally have lower revenue shares than stations affiliated with ABC, CBS and NBC, we believe that they will experience growing audience ratings and therefore afford us greater opportunities for increasing their revenue share. We have entered into local marketing agreements in markets where we already own a station because they provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the FCC has recently adopted rules which in most instances would prohibit us from expanding in our existing markets through local marketing agreements and may require us to modify or terminate our existing agreements. We have entered into local marketing agreements to program one station as an affiliate of Fox, two stations as affiliates of the WB network and one station as an affiliate of UPN. We plan to program an additional station pursuant to a local marketing agreement in 2000, if permitted by the FCC.

     The following table sets forth general information for each of Pegasus' stations.



                                                        Station
           Station               Acquisition Date     Affiliation       Market Area       DMA (1)     Households (2)
-----------------------------   ------------------   -------------   -----------------   ---------   ---------------
WDBD-40 .....................      May 1993               Fox           Jackson, MS         89          306,000
WDSI-61 .....................      May 1993               Fox           Chattanooga, TN     84          327,000
WGFL-53 (3) .................      (3)                    WB            Gainesville, FL     165         104,000
WOLF-56/WILF-53 (4) .........      May 1993               Fox           Northeastern PA     51          555,000
WSWB-38 (4) .................      (4)                    WB            Northeastern PA     51          555,000
WPXT-51 .....................      January 1996           Fox           Portland, ME        80          355,000
WPME-35 (5) .................      (5)                    UPN           Portland, ME        80          355,000
WTLH-49/WFXU (6) ............      March 1996             Fox           Tallahassee, FL     109         104,000

------------
(1) There are 211 designated market areas in the United States with each county in the continental United States assigned uniquely to one designated market area. Ranking of designated market are is based upon Nielsen estimates of the number of television households.

(2) Represents total homes in a designated market area for each television station as estimated by Broadcast Investment Analysts.


(3) Pegasus began programming WGFL in October 1997 pursuant to a local marketing agreement as an affiliate of the WB network.


(4) WILF and WWLF until November 1998 had simulcast the programming of WOLF. In November 1998, the station then known as WOLF (Channel 38) was sold to KB Prime Media LLC. That station has changed its call letters to WSWB, and is now programmed by Pegasus pursuant to a local marketing agreement as an affiliate of the WB network. The station formerly know as WWLF changed its call letters to WOLF, and simulcasts Fox programming on WILF.


(5) Pegasus began programming WPME in August 1997 pursuant to a local marketing agreement as an affiliate of UPN.


(6) Pegasus programs WFXU pursuant to a local marketing agreement. WFXU has simulcast the programming of WTLH since July 1998.

Cable Television
     We own and operate a cable system serving areas of western, southwestern and northwestern Puerto Rico. Our Puerto Rico cable system serves franchised areas of approximately 170,000 households and serves approximately 55,000 subscribers.

     We have entered into a letter of intent to sell the assets of our cable system business in Puerto Rico to a subsidiary of Centennial Cellular Corporation for $170.0 million in cash, subject to certain adjustments. The sale of this cable system is subject to the negotiation of a definitive agreement, third-party approvals, including regulatory approvals, and other customary conditions. The sale is also subject to approval by our board of directors. We cannot assure you that these conditions will be satisfied and that the sale will be consummated.

Recent Completed and Pending Transactions

     Completed Transactions
     Completed Direct Broadcast Satellite Acquisitions. From January 1, 2000 through March 1, 2000, we completed five acquisitions for DIRECTV distribution rights in rural areas of California, Indiana, Illinois, Oregon and South Dakota. In the aggregate, the consideration for the completed direct broadcast satellite acquisitions was $23.5 million in cash, $22.5 million in Series D junior converible participating preferred stock, $10.0 million in Series E junior convertible participating preferred stock, $39.7 million in Pegasus' Class A common stock, $200,000 in promissory notes and $381,000 in assumed net liabilities. The territories covered by these transactions include approximately 355,800 households, including approximately 17,800 seasonal residences and 35,600 business locations and 42,800 subscribers. In January 2000, we completed an acquisition for DIRECTV distribution rights in rural areas of Michigan that was effective December 14, 1999. In the aggregate, the total consideration for this direct broadcast satellite acquisition was $707,000 in cash, $5.7 million in Series B junior convertible participating preferred stock, $315,000 in promissory notes and $61,000 in assumed net liabilities. The territories covered by this transaction include approximately 27,700 households, including approximately 1,400 seasonal residences and 2,800 business locations and 3,700 subscribers.

     Convertible Preferred Stock Offering. On January 25, 2000, Pegasus completed an offering of $300.0 million in liquidation amount of its 61/2% Series C convertible preferred stock. Dividends on the Series C convertible preferred stock will be payable in cash or, at Pegasus' option, in Class A common stock. Each share of Series C convertible preferred stock is convertible at any time into the number of whole shares of our Class A common stock equal to the stated liquidation preference of $100 per share divided by an initial conversion price of $127.50 per share, subject to adjustment if certain events should occur. Pegasus may redeem the Series C convertible preferred stock at any time beginning on February 1, 2003 at redemption prices set forth in the certificate of designation. In addition, from August 1, 2001 to February 1, 2003, Pegasus may redeem the Series C convertible preferred stock at a redemption premium of 105.525% of the stated liquidation preference, plus accumulated and unpaid dividends, if any, if the trading price of Pegasus' Class A common stock equals or exceeds $191.25 for a specified trading period. In the event of a change of control of Pegasus, holders of Series C convertible preferred stock will have a one-time option to convert such holder's shares into Class A common stock at a conversion price equal to the greater of (1) the market price of our Class A common stock at the change of control date or (2) $68.00 per share. In lieu of issuing Class A common stock, we may, at our option, make a cash payment equal to the market value of the shares. Pegasus plans to use the net proceeds of the offering for working capital and general corporate purposes.

     Investment in Personalized Media Communications, LLC and Licensing of Patents. On January 13, 2000, Pegasus made an investment in Personalized Media Communications, LLC, an advanced communications technology company. A subsidiary of Personalized Media granted to Pegasus an exclusive license for use of Personalized Media's patent portfolio in the distribution of satellite services from specified orbital locations. Mary C. Metzger, Chairman of Personalized Media and a member of Pegasus' board of directors, and John C. Harvey, Managing Member of Personalized Media and Ms. Metzger's husband, own a majority of and control Personalized Media.

     Pegasus acquired preferred interests of Personalized Media for approximately $14.3 million cash, 200,000 shares of Pegasus' Class A common stock and Pegasus' agreement, subject to certain conditions, to issue warrants to purchase 1.0 million shares of Pegasus' Class A common stock at an exercise price of $90.00 per share and with a term of ten years. See Item 13: Certain Relationships and Related Transactions.

     Pegasus Media & Communications Credit Facility. On January 14, 2000, Pegasus Media & Communications, Inc., a wholly-owned subsidiary of Pegasus, entered into a $500.0 million credit facility. The new Pegasus Media & Communications credit facility replaced the previous Pegasus Media & Communications and Digital Television Services credit facilities. Pegasus Media & Communications can use borrowings under the credit facility for acquisitions and general corporate purposes. In connection with the closing of the new Pegasus Media & Communications credit facility, Digital Television Services was merged with and into a subsidiary of Pegasus Media & Communications.

     Pending Transactions

     Merger with Golden Sky Holdings, Inc. On January 10, 2000, Pegasus entered into a definitive merger agreement with Golden Sky Holdings, Inc. Golden Sky is the second largest independent provider of DIRECTV. It operates in 24 states and its territories include approximately 1.9 million households and 350,500 subscribers. In connection with the merger, Pegasus will issue up to 6.5 million of its Class A common stock, subject to certain downward adjustments, including sales by the Golden Sky stockholders of their stock to Pegasus for up to $25.0 million in cash, and will assume certain liabilities and incur merger costs, resulting in aggregate consideration for the Golden Sky transaction estimated to be $1.3 billion at the time the definitive agreement was signed. The transaction is subject to the fulfillment of customary conditions, including the (1) obtaining of all requisite consents or approvals by any governmental authority or third parties, including the expiration or termination of the waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976; (2) approval of the merger proposal by our stockholders and Golden Sky's stockholders; (3) absence of a material adverse change with respect to the other party; and (4) absence of certain litigation or related actions affecting the other party. Pegasus' shareholder meeting is scheduled for March 22, 2000. In connection with the acquisition of Golden Sky, the voting agreement among Mr. Pagon and certain existing Pegasus shareholders will be amended and restated. See Item 13; Certain Relationships and Related Transactions.

     Pending Direct Broadcast Satellite Acqusitions. As of March 1, 2000, without giving effect to the Golden Sky acquisition, we have entered into letters of intent or definitive agreements to acquire DIRECTV distribution rights in rural areas of three states. In the aggregate, the consideration for these pending direct broadcast satellite acquisitions is $15.7 million in cash. The territories covered by the letters of intent or definitive agreements include approximately 81,500 television households, including approximately 4,100 seasonal residences and 8,200 business locations and 7,900 subscribers. The closings of these acquisitions are subject to negotiation of definitive agreements, third-party approvals and other customary conditions. We cannot assure you that these conditions will be satisfied.

     Sale of Puerto Rico Cable System. We have entered into a letter of intent to sell the assets of our cable system in Puerto Rico. See -- Cable Television.


Competition

     Our direct broadcast satellite business faces competition from other current or potential multichannel programming distributors, including other direct broadcast satellite operators, direct-to-home providers, cable operators, wireless cable operators, Internet and local and long-distance telephone companies, which may be able to offer more competitive packages or pricing than we or DIRECTV can provide. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect us.

     Our TV stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with direct broadcast satellite operators, cable operators and other advertising media. Direct broadcast satellite and cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations' markets. This competition could adversely affect our stations' revenues and performance in the future.

     Our cable systems face competition from television stations, satellite master antennae television systems, wireless cable systems, direct-to-home providers, direct broadcast satellite systems and open video systems.

     In addition, the markets in which we operate are in a constant state of change due to technological, economic and regulatory developments. We are unable to predict what forms of competition will develop in the future, the extent of such competition or its possible effects on our businesses.

Employees

     As of December 31, 1999, we had 1,006 full-time and 347 part-time employees. We also had 8 general managers, 48 department managers and 12 corporate managers as of this date. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be good.

Executive Officers of the Registrant

     For biographies and other information about our executive officers, see
Item 10: Directors and Executive Officers of the Registrant.

Direct Broadcast Satellite Agreements, Licenses, Local Marketing Agreements and Cable Franchises

     Direct Broadcast Satellite Agreements

     Prior to the launch of the first DIRECTV satellite in 1993, Hughes entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of direct broadcast satellite reception equipment and with USSB for the sale of five transponders on the first satellite. In an agreement concluded in 1994, Hughes offered members and affiliates of the National Rural Telecommunications Cooperative the opportunity to become the exclusive providers of certain direct broadcast satellite services using the DIRECTV satellites at the 101- W orbital location, generally including DIRECTV programming, to specified residences and commercial subscribers in rural areas of the U.S. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the U.S. National Rural Telecommunications Cooperative members and affiliates that participated in its direct broadcast satellite program acquired the rights to provide the direct broadcast satellite services described above in their service areas. The service areas purchased by participating National Rural Telecommunications Cooperative members and affiliates comprise approximately
9.0 million television households and were initially acquired for aggregate commitment payments exceeding $100 million.

     We are an affiliate of the National Rural Telecommunications Cooperative, participating through agreements in its direct broadcast satellite program.The agreement between Hughes (and DIRECTV as its successor) and National
Rural Telecommunications Cooperative, and related agreements between the National Rural Telecommunications Cooperative and its participating members and affiliates, provide those members and affiliates with substantial rights and benefits from distribution in their service areas of the direct broadcast satellite services, including the right to set pricing, to retain all subscription remittances and to appoint sales agents. In exchange for such rights and benefits, the participating members and affiliates made substantial commitment payments to DIRECTV. In addition, the participating members and affiliates are required to reimburse DIRECTV for their allocable shares of certain common expenses, such as programming, satellite-specific costs and expenses associated with the billing and authorization systems, and to remit to DIRECTV a 5% fee on subscription revenues.

     DIRECTV has disputed the extent of the rights held by the participating National Rural Telecommunications Cooperative members and affiliates. See Item 3: Legal Proceedings. Those disputes include the rights asserted by participating members and affiliates:

   o to provide all services offered by DIRECTV that are transmitted over 27 frequencies that the FCC has authorized for DIRECTV's use for a term running through the life of DIRECTV's satellites at the 101- W orbital location;

   o to provide certain other services over the DIRECTV satellites; and

   o to have the National Rural Telecommunications Cooperative exercise a right of first refusal to acquire comparable rights in the event that DIRECTV elects to launch successor satellites upon the removal of the DIRECTV satellites from their orbital location at the end of their lives.

     The financial terms of the right of first refusal are likely to be the subject of negotiation and Pegasus is unable to predict whether substantial additional expenditures by the National Rural Telecommunications Cooperative will be required in connection with the exercise of such right of first refusal.

     The agreements between the National Rural Telecommunications Cooperative and participating National Rural Telecommunications Cooperative members and affiliates terminate when the DIRECTV satellites are removed from their orbital location at the end of their lives. If the satellites are removed earlier than June 2004, the tenth anniversary of the commencement of DIRECTV services, Pegasus will receive a prorated refund of its original purchase price for the DIRECTV rights. Our agreements with the National Rural Telecommunications Cooperative may also be terminated as follows:

   o If the agreement between DIRECTV and the National Rural Telecommunications Cooperative is terminated because of a breach by DIRECTV, the National Rural Telecommunications Cooperative may terminate its agreements with us, but the National Rural Telecommunications Cooperative will be responsible for paying to us our pro rata portion of any refunds that the National Rural Telecommunications Cooperative receives from DIRECTV.

   o If we fail to make any payment due to the National Rural Telecommunications Cooperative or otherwise breach a material obligation of our agreements with the National Rural Telecommunications Cooperative, the National Rural Telecommunications Cooperative may terminate our agreement with the National Rural Telecommunications Cooperative in addition to exercising other rights and remedies against us.

   o If the National Rural Telecommunications Cooperative's agreement with DIRECTV is terminated because of a breach by the National Rural Telecommunications Cooperative, DIRECTV is obligated to continue to provide DIRECTV services to Pegasus by assuming the National Rural Telecommunications Cooperative's rights and obligations under the National Rural Telecommunications Cooperative's agreement with DIRECTV or under a new agreement containing substantially the same terms and conditions as National Rural Telecommunications Cooperative's agreement with DIRECTV.

     We are not permitted under our agreements with the National Rural Telecommunications Cooperative to assign or transfer, directly or indirectly, our rights under these agreements without the prior written consent of the National Rural Telecommunications Cooperative and DIRECTV, which consents cannot be unreasonably withheld.

     The National Rural Telecommunications Cooperative has adopted a policy requiring any party acquiring DIRECTV distribution rights from a National Rural Telecommunications Cooperative member or affiliate to post a letter of credit to secure payment of National Rural Telecommunications Cooperative's billings if the acquiring person's monthly payments to the National Rural Telecommunications Cooperative, including payments on account of the acquired territory, exceeds a specified amount. Pursuant to this policy, Pegasus or its subsidiaries have posted letters of credit of approximately $23.7 million in connection with completed direct broadcast satellite acquisitions. Although this requirement can be expected to reduce somewhat our acquisition capacity inasmuch as it ties up capital that could otherwise be used to make acquisitions, we expect this reduction to be manageable. There can be no assurance, however, that the National Rural Telecommunications Cooperative will not in the future seek to institute other policies, or to change this policy, in ways that would be material to us.

     Broadcast Television

     FCC Licensing. The broadcast television industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended. Approval by the FCC is required for the issuance, renewal, transfer and assignment of broadcast station operating licenses. Television license terms are generally eight years. While in the vast majority of cases such licenses are renewed by the FCC, there can be no assurance that our licenses or the licenses for the TV stations that we program pursuant to local marketing agreements will be renewed at their expiration dates or that such renewals will be for full terms. The licenses with respect to TV stations WOLF/WILF, WPXT, WDSI, WTLH and WDBD are scheduled to expire on August 1, 2007, April 1, 2007, August 1, 2005, April 1, 2005, and June 1, 2005, respectively. The licenses with respect to WSWB, WFXU, WGFL and WPME, stations we program pursuant to local marketing agreements, expire on August 1, 2007, February 1, 2005, February 1, 2005 and April 1, 2007, respectively.

     Fox Affiliation Agreement. Our network affiliation agreements with the Fox Broadcasting Company formally expired on January 30, 1999, except for the affiliation agreement for television station WTLH, which is scheduled to expire on December 31, 2000. Except in the case of WTLH, we currently broadcast Fox programming under arrangements between Pegasus and Fox which have generally conformed in practice to such affiliation agreements. Negotiations with Fox are continuing, and we believe that we will enter into new affiliation agreements on satisfactory terms with no disruption in programming. If we are mistaken in this belief, the loss of the ability to carry Fox programming could have a material and adverse effect on our broadcast television operations.

     The station affiliation agreement with Fox for WTLH provides WTLH with the right to broadcast programming which Fox and Fox Children's Network, Inc. make available for broadcasting in Tallahassee, Florida, the community to which WTLH is licensed by the FCC. Fox has committed to supply approximately six hours of programming each weekday, although, from time to time, some Fox time periods have been available to the station for programming. On weekends, Fox generally supplies more programming than during the week, including sports programming such as National Football Conference games and pre-game shows. WTLH has agreed to broadcast all such Fox programs in their entirety, including all commercial announcements. In each Fox program, WTLH may sell the advertising time generally made available by Fox in such program to its affiliates on a national basis, and, generally, may retain the revenues from such sales. Fox retains the right to sell the remaining advertising time in each Fox program. WOLF, WPXT, WDSI and WDBD have also operated under substantially the same terms and conditions.


     Under its station affiliation agreement with Fox, WTLH is entitled to receive payments from Fox Kids Worldwide, Inc. as compensation for relinquishing its former interests in the profits of Fox Children's Network and for continuing to carry Fox Children's Network programming on the station. Those payments, together with certain revenues from commercials and from retransmission arrangements with Fox, will be returned to Fox to defray the costs of providing NFL programming to the station. Under specified circumstances, however, Fox or WTLH may cancel the arrangements for broadcast of NFL programming, in which case the Fox Children's Network-related compensation would thereafter be paid to the station. In the event that WTLH ceases to carry Fox Children's Network programming prior to June 30, 2008, after having received NFL programming, Fox may have a claim for amounts under the terms of the station affiliation agreement.


     WTLH's station affiliation agreement with Fox expires December 31, 2000, but is renewable for two successive two-year periods, at the discretion of Fox and upon acceptance by Pegasus. Fox may terminate the station affiliation agreement upon:


   o a change in any material aspect of the station's operation, including its transmitter location, power, frequency, programming format or hours of operation, with 30 days written notice;


   o acquisition by Fox, directly or indirectly, of a significant ownership and/or controlling interest in any television station in the same market, with 60 days written notice;


   o assignment or attempted assignment by Pegasus of the station affiliation agreement, with 30 days written notice;


   o three or more unauthorized preemptions of Fox programming within a 12-month period, with 30 days written notice; or


   o WTLH deciding not to accept a change in Fox operations applicable to Fox affiliates generally.


Either Fox or WTLH may terminate the station affiliation agreement upon occurrence of a force majeure event which substantially interrupts Fox's ability to provide programming or the station's ability to broadcast the programming.


     UPN Affiliation Agreement. The Portland TV station programmed by Pegasus pursuant to a local marketing agreement, WPME, is affiliated with UPN pursuant to a station affiliation agreement. Under the station affiliation agreement with UPN, UPN grants Pegasus an exclusive license to broadcast all programming, including commercial announcements, network identifications, promotions and credits, which UPN makes available to serve the community of Lewiston, Maine. UPN has committed to supply approximately four hours of programming during specified time periods. The station affiliation agreement with UPN allots to each party a specified amount of advertising time during each hour of programming, and each party is entitled to the revenue realized from its sale of advertising time.


     The term of the station affiliation agreement with UPN expires January 15, 2001, and automatically renews for a three-year period unless either party has given written notice to the other party of its election not to renew. UPN may terminate the station affiliation agreement upon prior written notice in the event of:

   o a material reduction or modification of WPME's transmitter location, power, frequency, programming format or hours of operation;

   o any assignment or transfer of control of the station's license; or

   o three or more unauthorized preemptions of UPN programming by the station during any 12-month period, which have actually occurred or which UPN reasonably believes will occur.


Either UPN or Pegasus may terminate the station affiliation agreement upon the occurrence of a force majeure event that causes UPN substantially to fail to provide programming or Pegasus substantially to fail to broadcast UPN's programming, for either four consecutive weeks or an aggregate of six weeks in any 12-month period.


     WB Affiliation Agreements. We program TV stations WSWB and WGFL as affiliates of WB and are in the process of negotiating affiliation agreements with respect to these stations.


     Local Marketing Agreements. In the past, the FCC rules precluded the ownership of more than one television station in a market, unless such stations were operated as a satellite of a primary station. In recent years, in a number of markets across the country, certain television owners entered into agreements to provide the bulk of the broadcast programming on stations owned by other licensees, and to retain the advertising revenues generated from such programming. Such agreements are commonly referred to as local marketing agreements. Local marketing agreements were not considered attributable interests under the FCC's old multiple ownership rules.


     In August 1999, the FCC revised its attribution and multiple ownership rules. The new rules generally provide that television local marketing agreements are attributable if the programmer owns a station in the same market as the station it is programming pursuant to a local marketing agreement. Local marketing agreements entered into on or after November 5, 1996 must comply with the new ownership rules by August 5, 2001 or such local marketing agreements will terminate. Local marketing agreements entered into before November 5, 1996, will be grandfathered until the conclusion of the FCC's 2004 biennial review. The new rules also generally allow one entity to own two television stations in the same market if there would be eight full-power commercial and non-commercial television stations in the market after the combination, or if the acquired station is economically distressed and could not be built or operated without combining with another station in the market. In certain cases, parties with grandfathered local marketing agreements may rely on the circumstances at the time the local marketing agreement was entered into in advancing any proposal for co-ownership of the stations. The markets in which Pegasus programs a second station pursuant to a local marketing agreement do not have eight full-power commercial and non-commercial television stations. Pegasus has not yet filed any application to acquire any of the stations with which it has local marketing agreements based on a showing of economic distress, and cannot predict the outcome of such a filing should one be made. Pegasus' local marketing agreements with WSWB and WFXU were entered into after November 5, 1996. The local marketing agreement with WPME was entered into prior to November 5, 1996. The local marketing agreement with WGFL was entered into after November 5, 1996. However, Pegasus does not own other stations in the WGFL market, and thus the WGFL local marketing agreement is not currently affected by these changes. Petitions for reconsideration of the new rules, including a petition submitted by Pegasus, are currently pending before the FCC. We cannot predict the outcome of these petitions.


     When operating pursuant to a local marketing agreement, while the bulk of the programming is provided by someone other than the licensee of the station, the station licensee must retain control of the station for FCC purposes. Thus, the licensee has the ultimate responsibility for the programming broadcast on the station and for the station's compliance with all FCC rules, regulations, and policies. The licensee must retain the right to preempt programming supplied pursuant to the local marketing agreement where the licensee determines, in its sole discretion, that the programming does not promote the public interest or where the licensee believes that the substitution of other programming would better serve the public interest. The licensee must also have the primary operational control over the transmission facilities of the station.


     Pegasus programs WPME (Portland, Maine), WGFL (Gainesville, Florida), WSWB (Northeastern Pennsylvania), and WFXU (Tallahassee, Florida) through the use of local marketing agreements, but there can be no assurance that the licensees of such stations will not unreasonably exercise their right to preempt the programming of Pegasus, or that the licensees of such stations will continue to maintain the transmission facilities of the stations in a manner sufficient to broadcast a high quality signal over the station. As the licensee must also maintain all of the qualifications necessary to be a licensee of the FCC, and as the principals of the licensee are not under the control of Pegasus, there can be no assurances that these licenses will be maintained by the entities which currently hold them.

     Cable Franchises

     Cable systems are generally constructed and operated under non-exclusive franchises granted by state or local governmental authorities. The franchise agreements may contain many conditions, such as the payment of franchise fees; time limitations on commencement and completion of construction; conditions of service, including the number of channels, the carriage of public, educational and governmental access channels, the carriage of broad categories of programming agreed to by the cable operator, and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. Certain provisions of local franchises are subject to limitations under the Cable Television Consumer Protection and Competition Act of 1992.

     Pegasus holds four cable franchises, all of which are non-exclusive. Our cable franchises have terms that expire in 2003, 2004, 2008 and 2009. We have never had a franchise revoked. All of the franchises of the systems eligible for renewal have been renewed or extended at or prior to their stated expirations.

     The Communications Act provides, among other things, for an orderly franchise renewal process in which renewal will not be unreasonably withheld. In addition, the Communications Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. We believe that we have good relations with our franchising authorities. The Communications Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and permits the cable system operator to seek renegotiations and modification of franchise requirements if warranted by changed circumstances.


Legislation and Regulation

     In February 1996, Congress passed the Telecommunications Act, which substantially amended the Communications Act. This Act has altered and will continue to alter federal, state and local laws and regulations regarding telecommunications providers and services, including Pegasus and the cable television and other telecommunications services provided by Pegasus.

     On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, which amended the Satellite Home Viewer Act. This Act, for the first time, permits direct broadcast satellite operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators as regards the availability of television broadcast programming.

     Direct Broadcast Satellite

     Unlike a common carrier, such as a telephone company, or a cable operator, direct broadcast satellite operators such as DIRECTV are free to set prices and serve customers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among customers. However, there are laws and regulations that affect DIRECTV and, therefore, affect Pegasus. As an operator of a privately owned U.S. satellite system, DIRECTV is subject to the regulatory jurisdiction of the FCC, primarily with respect to:

   o the licensing of individual satellites (i.e., the requirement that DIRECTV meet minimum financial, legal and technical standards);

   o avoidance of interference with radio stations; and

   o compliance with rules that the FCC has established specifically for direct broadcast satellite licenses, including rules that the FCC is in the process of adopting to govern the retransmission of television broadcast stations by direct broadcast satellite operators.

As a distributor of television programming, DIRECTV is also affected by numerous other laws and regulations. The Telecommunications Act clarifies that the FCC has exclusive jurisdiction over direct-to-home satellite services and that criminal penalties may be imposed for piracy of direct-to-home satellite services. The Telecommunications Act also offers direct-to-home operators relief from private and local government-imposed restrictions on the placement of receiving antennae. In some instances, direct-to-home operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. The FCC has promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance or use of a direct broadcast satellite receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further order giving renters the right to install antennas in areas of their rental property in which they have exclusive use, e.g. balconies or patios. The Telecommunications Act also preempted local (but not state) governments from imposing taxes or fees on direct-to-home services, including direct broadcast satellite. Finally, the Telecommunications Act required that multichannel video programming distributors such as direct-to-home operators fully scramble or block channels providing indecent or sexually explicit adult programming. If a multichannel video programming distributor could not fully scramble or block such programming, it was required to restrict transmission to those hours of the day when children are unlikely to view the programming (as determined by the FCC). Rules adopted by the FCC implementing the scrambling provision became effective on May 18, 1997. However, on December 28, 1998, the requirement to scramble sexually explicit programming was ruled unconstitutional by the U.S. District Court in Wilmington, Delaware. This decision was appealed to the U.S. Supreme Court and a decision is expected this year.


     In addition to regulating pricing practices and competition within the franchise cable television industry, the Communications Act is intended to establish and support existing and new multi-channel video services, such as wireless cable and direct-to-home, to provide subscription television services. DIRECTV and Pegasus have benefited from the programming access provisions of the Communications Act and implementing rules in that DIRECTV has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained certain programming services at reduced cost. Any amendment to, or interpretation of, the Communications Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as DIRECTV in making programming available (or to discriminate in the terms and conditions of such programming) could adversely affect DIRECTV's ability to acquire programming on a cost-effective basis, which would have an adverse impact on Pegasus. Certain of the restrictions on cable-affiliated programmers will expire in 2002 unless the FCC extends such restrictions.


     The FCC has adopted rules imposing public interest requirements for providing video programming on direct-to-home licensees, including, at a minimum, reasonable and non-discriminatory access by qualified federal candidates for office at the lowest unit rates and the obligation to set aside four percent of the licensee's channel capacity for non-commercial programming of an educational or informational nature. Within this set-aside requirement, direct-to-home providers must make capacity available to "national educational programming suppliers" at rates not exceeding 50% of the direct-to-home provider's direct costs of making the capacity available to the programmer. Petitions for reconsideration of these rules are currently pending at the FCC.

     The Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), enacted by Congress late last year, amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The new law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers.

     The SHVIA creates a new "statutory" copyright license applicable to the retransmission of local broadcast television stations to DBS subscribers. Although there is no royalty payment obligation associated with this new license, eligibility for the license is conditioned on the satellite carrier's compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of local broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement.

     The amendments to the Communications Act contained in the SHVIA provide that, until May 29, 2000, a DBS operator is permitted to retransmit a broadcast television station to satellite subscribers in the station's local market without the station's consent. However, after May 29, 2000, the satellite provider must have obtained the station's express consent and failure to comply with this requirement could subject a satellite provider to substantial liability. The FCC is currently considering the adoption of rules governing the retransmission consent process, including rules prohibiting a broadcast television station from entering into exclusive retransmission consent agreements or from failing to engage in good faith negotiations for retransmission consent.

     In addition, beginning January 1, 2002, a satellite provider that retransmits at least one broadcast television station to subscribers residing in the station's local television market pursuant to the statutory copyright license will be required to retransmit upon request all other broadcast television stations located in that market.

     In a future rulemaking, the FCC will promulgate "must carry" rules on satellite carriers similar to those imposed on cable systems. The lengthy transition period for "must carry" is expected to place satellite carriers in a comparable position to cable operators.

     Other provisions contained in the SHVIA address the retransmisison by a satellite service provider of a broadcast television station to subscribers who reside outside the local market of the station being retransmitted. A DBS provider may retransmit such "distant" broadcast stations affiliated with the national broadcast television networks to those subscribers meeting certain specified eligibility criteria which the FCC is directed to implement. The primary determinant of a subscribers eligibility to receive a distant affiliate of a particular network is whether the subscriber is able to receive a "Grade B" strength signal from an affiliate of that network using a conventional rooftop broadcast television antenna. The SHVIA also directs the FCC to adopt rules that would subject the satellite retransmission of certain distant stations to program "blackout" rules similar to rules currently applicable to the retransmisison of distant broadcast television stations by cable systems.

     The SHVIA also makes a number of revisions to the statutory copyright license provisions applicable to the retransmission of distant broadcast television stations to satellite service subscribers. These changes include reducing the monthly per subscriber royalty rate payable under the distant signal compulsory copyright license and creating a new compulsory copyright license applicable to the retransmission of a national PBS programming feed. The compulsory copyright license applicable to the retransmission of distant broadcast signals to satellite service subscribers will expire on January 1, 2005 unless it is extended by Congress. If the license expires, DBS operators will be required to negotiate in the marketplace to obtain the copyright clearances necessary for the retransmission of distant broadcast signals to satellite service subscribers.

     The final outcome of ongoing and future FCC rulemakings cannot yet be determined. Any regulatory changes could adversely affect Pegasus' operations. Must carry requirements could cause the displacement of possibly more attractive programming.


     The foregoing does not purport to describe all present and proposed federal regulations and legislation relating to the direct broadcast satellite industry.

     Broadcast Television


     The ownership, operation and sale of television stations, including those licensed to our subsidiaries, are subject to the jurisdiction of the FCC under authority granted it pursuant to the Communications Act. Matters subject to FCC oversight include, but are not limited to,


     o the assignment of frequency bands for broadcast television;


     o the approval of a television station's frequency, location and operating power;


     o the issuance, renewal, revocation or modification of a television station's FCC license;

     o the approval of changes in the ownership or control of a television station's licensee;

     o the regulation of equipment used by television stations; and

     o the adoption and implementation of regulations and policies concerning the ownership, operation and employment practices of television stations.


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


     License Renewal. Television station licenses are granted for a maximum allowable period of eight years and are renewable thereafter for additional eight year periods. The FCC may revoke or deny licenses, after a hearing, for serious violations of its regulations, and it may impose fines on licensees for less serious infractions. Petitions to deny renewal of a license may be filed on or before the first day of the last month of a license term. Generally, however, in the absence of serious violations of FCC rules or policies, license renewal is expected in the ordinary course. The FCC will grant a license renewal if the FCC finds that the station seeking renewal has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse. The licenses with respect to TV stations WOLF/WILF, WPXT, WDSI, WTLH and WDBD are scheduled to expire on August 1, 2007, April 1, 2007, August 1, 2005, April 1, 2005 and June 1, 2005,
respectively. The licenses with respect to WSWB, WFXU and WGFL, stations Pegasus programs pursuant to local marketing agreements, expire on August 1, 2007, February 1, 2005 and February 1, 2005, respectively. The other television station Pegasus programs, WPME, has a license application pending at the FCC.


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


     Attribution Rules. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation.


     The FCC recently adopted a new rule, known as the equity-debt plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority stockholder or other applicable exception to the FCC's attribution rules. Under this new rule, a major programming supplier -- any programming supplier that provides more than 15% of the station's weekly programming hours -- or same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of this rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners in a limited partnership. Debt includes all liabilities, whether long-term or short-term.


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

     Multiple Ownership Rules. FCC rules limit the number of television stations any one entity can acquire or own. The FCC's television national multiple ownership rule limits the combined audience of television stations in which an entity may hold an attributable interest to 35% of total U.S. audience reach. Under the FCC's new local television ownership rules, a party may own two television stations in a market if:

   o there is no Grade B overlap between the stations;

   o if the stations are in two different Nielsen designated market areas; or

   o if the market containing both stations contains at least eight separately-owned full-power television stations, and both stations are not among the top four rated stations in the market.

In addition, a party may request a waiver of the rule to acquire a second station in the market if the station to be acquired is economically distressed or unbuilt and there is no party who does not own a local television station who would purchase the station for a reasonable price.

     Cross-Ownership Rules. The FCC's cross-ownership rules generally permit a party to own a combination of up to two television stations and six radio stations depending on the number of other, independent media voices in the market. A "media voice" includes each independently owned and operating full power television station, each independently owned and operating radio station, and each independently owned daily newspaper with a circulation exceeding 5% of the households in the market. In addition, all cable systems operating in the market are counted as one voice. In addition, the Telecommunications Act eliminates the statutory prohibition against the ownership of television stations and cable systems in the same geographic market, although FCC rules prohibiting such ownership are still in place.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Broadcast station licensees are required to present programming that is responsive to local community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from viewers concerning a station's programming often will be considered by the FCC when it evaluates license renewal applications, although such complaints may be filed at any time and generally may be considered by the FCC at any time. The FCC has initiated a proceeding to clarify the public interest obligations of broadcasters, although we cannot predict the outcome of such proceeding. Stations also must follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisements of contests and lotteries, programming directed to children, obscene and indecent broadcasts, television violence, closed captioning and technical operations, including limits on radio frequency radiation. The FCC recently adopted rules to require broadcast licensees to create equal employment opportunity outreach programs and maintain records and make filings with the FCC evidencing such efforts.

     Must Carry and Retransmission Consent. The Communications Act requires each television broadcaster to make an election to exercise either certain "must carry" or, alternatively, "retransmission consent" rights in connection with its carriage by cable systems in the station's local market. If a broadcaster chooses to exercise its must carry rights, it may demand carriage on a specified channel on cable systems within its defined market. Must carry rights are not absolute, and their exercise is dependent on variables such as the number of activated channels on, and the location and size of, the cable system and the amount of duplicative programming on a broadcast station. Under certain circumstances, a cable system may decline carriage of a given station. If a broadcaster chooses to exercise its retransmission consent rights, it may prohibit cable systems from carrying its signal, or permit carriage under a negotiated compensation arrangement. The FCC's must carry requirements took effect in June 1993. Pegasus' stations exercised retransmission consent rights in 1993 and 1996 and either elected retransmission consent or must carry in 1999. Television stations must make a new election between must carry and retransmission consent rights every three years. The next required election date is October 1, 2002.

     The FCC has initiated a rulemaking proceeding to consider whether to apply the must-carry rules to require cable companies to carry both the analog and the digital signals of local broadcasters when television stations will be broadcasting both signals, during the digital television transition period between 2002 (at the latest) and 2006. If the FCC does not require digital television must-carry, cable customers in our broadcast markets may not receive the station's digital signal, which could adversely affect us.

     Digital Television. The FCC has taken a number of steps to implement digital television broadcasting service in the U.S. In December 1996, the FCC adopted a digital television broadcast standard and has since adopted decisions in several pending rulemaking proceedings that establish service rules and a plan for implementing digital television. The FCC adopted a digital television table of allotments that provides all television stations authorized as of April 1997 with a second channel on which to broadcast a digital television signal. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard and further subject to the requirement that broadcast licensees pay a fee of 5% of gross revenues on all digital television subscription services.


     The FCC required that affiliates of ABC, CBS, Fox and NBC in the top ten television markets begin digital broadcasting by May 1, 1999, and that affiliates of these networks in markets 11 through 30 begin digital broadcasting by November 1999. All other commercial stations are required to begin digital broadcasting by May 1, 2002. The FCC's plan calls for the digital television transition period to end in the year 2006 at which time the FCC expects that television broadcasters will have ceased broadcasting on their non-digital channels, allowing that spectrum to be recovered by the government for other uses. Under the Balanced Budget Act signed into law by President Clinton, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:


   o one or more television stations affiliated with one of the four major networks in a market are not broadcasting digitally, and the FCC determines that the station(s) has (have) "exercised due diligence" in attempting to convert to digital broadcasting;


   o less than 85% of the television households in the station's market subscribe to a multichannel video service (cable, wireless cable or direct broadcast satellite) that carries at least one digital channel from each of the local stations in that market; or


   o less than 85% of the television households in the station's market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.


The Balanced Budget Act also directs the FCC to auction the non-digital channels by September 30, 2002 even though they are not to be reclaimed by the government until at least December 31, 2006. The Balanced Budget Act also permits broadcasters to bid on the non-digital channels in cities with populations greater than 400,000 provided the channels are used for digital television. The FCC has opened separate proceedings to consider the surrender of existing television channels and how those frequencies will be used after they are eventually recovered from television broadcasters and to what extent the cable must-carry requirements will apply to digital television signals.


     In addition, the digital order restricts current stations' abilities to relocate transmitter sites and otherwise change technical facilities in any manner that could impact proposed digital television stations. This may preclude the improvement of the facilities of certain stations owned or programmed by Pegasus. The order also allotted digital television stations at the current analog transmitter sites. Changes in the location of digital stations are dependent on the lack of interference to other digital and analog stations. Pegasus has filed applications with the FCC for digital television construction permits for all of its stations.


     Implementation of digital television will improve the technical quality of television signals receivable by viewers. Under certain circumstances, however, conversion to digital operation may reduce a station's geographic coverage area or result in some increased interference. The FCC's digital television allotment plan also results in current UHF stations having considerably less signal power within their service areas than present VHF stations that move to digital television channels. While the 1998 orders of the FCC present current UHF stations with some options to overcome this power disparity, it is unknown at this time whether Pegasus will be able to benefit from these options. Implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility costs. The FCC has also proposed imposing new public interest requirements on television licensees in exchange for their receipt of digital television channels. A petition has been filed at the FCC, supported by a number of television broadcast licensees including Pegasus, questioning whether the digital transmission system standard adopted by the FCC is adequate to provide acceptable service to television viewers, or whether television broadcasters should be free to adopt another standard. Thus far, the FCC has not acted on this petition. We cannot predict what future actions the FCC might take with respect to digital television, nor can we predict the effect of the FCC's present digital television implementation plan or such future actions on our business.


     Pending or Proposed Legislation and FCC Rulemakings. The FCC has initiated a proceeding seeking comment on whether the public interest would be served by establishing limits on the amount of commercial matter broadcast by television stations. The FCC also is conducting a rulemaking proceeding concerning the implementation of a Class A low power television service, which would afford qualifying low power stations certain rights accorded to full power stations. Other matters which could affect our broadcast properties include technological innovations affecting the mass communications industry and technical allocation matters, including assignment by the FCC of channels for additional broadcast stations, low-power television stations and wireless cable systems and their relationship to and competition with full power television service, as well as possible spectrum fees or other changes imposed on broadcasters for the use of their channels. The ultimate outcome of these pending proceedings cannot be predicted at this time.


     The Congress and the FCC have considered in the past and may consider and adopt in the future:


   o other changes to existing laws, regulations and policies or


   o new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership, and profitability of Pegasus' broadcast stations, result in the loss of audience share and advertising revenues for these stations or affect the ability of Pegasus to acquire additional broadcast stations or finance such acquisitions.


     Additionally, irrespective of the FCC rules, the Department of Justice and the Federal Trade Commission have the authority to determine that a particular transaction presents antitrust concerns. These federal agencies have increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets, including local marketing agreements, even when the ownership or local marketing agreement in question is permitted under the regulations of the FCC. There can be no assurance that future policy and rulemaking activities of these agencies will not impact Pegasus' operations (including existing stations or markets) or expansion strategy.


     Cable Television


     The Communications Act, as amended by The Cable Communications Policy Act of 1984, Cable Television Consumer Protection and Competition Act of 1992, and the Telecommunications Act of 1996. The Communications Act as amended, establishes uniform national standards and guidelines for the regulation of cable systems. Among other things, the

Communications Act affirms the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibits non-grandfathered cable systems from operating without a franchise in such jurisdictions.

     The Communications Act provides for regulation with respect to, among other things:

     o cable system rates for basic services;

     o programming access and exclusivity arrangements;

     o access to cable channels by unaffiliated programming services;

     o leased access terms and conditions;

     o horizontal and vertical ownership of cable systems;

     o customer service requirements;

     o franchise renewals;

     o television broadcast signal carriage and retransmission consent;

     o technical standards;

     o subscriber privacy;

     o consumer protection issues;

     o cable equipment compatibility;

     o obscene or indecent programming; and


     o cable system requirements that subscribers subscribe to tiers of service other than basic service as a condition of purchasing premium services.


Additionally, the legislation encourages competition with existing cable systems by allowing municipalities to own and operate their own cable systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area. The Communications Act also precludes video programmers affiliated with cable television companies from favoring those operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of cable program suppliers to offer exclusive programming arrangements to cable television companies. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted many regulations to implement the provisions of the Communications Act.


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

     Cable Rate Regulation

     Under the Communications Act, rate regulation is precluded wherever a cable operator faces "effective competition." Although cable operators are presumed not to be subject to effective competition, an operator can rebut this presumption by demonstrating that it meets any one of four separate tests: (i) fewer than 30 percent of the households in the franchise area subscribe (the "low penetration" test); (ii) at least two competing multichannel video providers offer service to at least 50 percent of the franchise area and the number of households subscribing to providers other than the largest provider exceeds 15 percent of the franchise households; (iii) a municipally-owned cable system offers service to at least 50 percent of the franchise households; and
(iv) a local exchange carrier offers "comparable" video programming services to subscribers in the franchise area by a means other than direct broadcast satellite. The FCC has found that all of Pegasus' cable television systems are subject to effective competition under the "low penetration" standard and therefore are not currently subject to rate regulation.

     Indecent Programming on Leased Access Channels. FCC regulations pursuant to the Communications Act permit cable operators to restrict or refuse the carriage of indecent programming on so-called "leased access" channels, i.e., channels the operator must set aside for commercial use by persons unaffiliated with the operator. Operators were also permitted to prohibit indecent programming on public access channels. In June 1996, the Supreme Court ruled unconstitutional the indecency prohibitions on public access programming as well as the "segregate and block" restriction on indecent leased access programming.

     Scrambling. The Communications Act requires that upon the request of a cable subscriber, the cable operator must, free of charge, fully scramble or otherwise fully block the audio and video programming of any channel the subscriber does not want to receive.

     Cable operators were also required by the Communications Act to fully scramble or otherwise fully block the video and audio portion of sexually explicit or other programming that is indecent on any programming channel that is primarily dedicated to sexually oriented programming so that a non-subscriber to such channel may not receive it. Until full scrambling or blocking occurred, cable operators were required to limit the carriage of such programming to hours when a significant number of children are not likely to view the programming, so called "safe-harbor periods." On December 28, 1998, this requirement to scramble sexually explicit programming was ruled unconstitutional by the U.S. District Court in Wilmington, Delaware, and the FCC was directed to stop enforcing this requirement. Pegasus' systems do not presently have the necessary technical capability to comply with the scrambling requirement; however, prior to the December 28, 1998 ruling, such programming was only carried during the safe-harbor period.

     Cable Entry Into Telecommunications. The Telecommunications Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The Telecommunications Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from local franchising authorities for such services. The FCC had held that local franchising authorities may not place telecommunications conditions in their grants of cable construction permits. The Telecommunications Act prohibits local franchising authorities from requiring cable operators to provide telecommunications service or facilities as a condition of a grant of a franchise, franchise renewal, or franchise transfer, except that local franchising authorities can seek "institutional networks" as part of franchise negotiations.

     The Telecommunications Act clarifies that traditional cable franchise fees may only be based on revenues related to the provision of cable television services. However, when cable operators provide telecommunications services, local franchising authorities may require reasonable, competitively neutral compensation for management of the public rights-of-way.

     Interconnection and Other Telecommunications Carrier Obligations. To facilitate the entry of new telecommunications providers including cable operators, the Telecommunications Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and may not deploy network features and functions that interfere with interoperability. On August 8, 1996, the FCC released its First Report and Order to implement the interconnection provisions of the 1996 Act. While the U.S. Court of Appeals for the Eighth Circuit invalidated significant aspects of the First Report and Order, on January 25, 1999, the U.S. Supreme Court upheld most of the FCC's interconnection order.

     Telephone Company Entry Into Cable Television. The Telecommunications Act allows telephone companies to compete directly with cable operators by repealing the telephone company-cable cross-ownership ban and the FCC's video dialtone regulations. This will allow local exchange carriers, including the Bell Operating Companies, to compete with cable both inside and outside their telephone service areas.

     The Telecommunications Act replaces the FCC's video dialtone rules with an "open video system" plan by which wireline competitors can provide cable service with decreased regulatory burdens. Open video systems complying with the FCC open video system regulations will receive relaxed oversight. Only the program access, negative option billing prohibition, subscriber privacy, Equal Employment Opportunity, public education and government access requirements, must-carry and retransmission consent provisions of the Communications Act will apply to entities providing an open video system. Rate regulation, customer service provisions, leased access and equipment compatibility will not apply. Local franchising authorities may require open video system operators to pay "franchise fees" only to the extent that the open video system provider or its affiliates provide cable services over the open video system. Such fees may not exceed the franchise fees charged to cable operators in the area, and the open video service provider may pass through the fees as a separate subscriber bill item. Open video system operators will be subject to local franchising authorities. A general right-of-way management regulations, and local franchising authorities may require the open video service operator to obtain local authorizations to provide service.

     As required by the Telecommunications Act, the FCC has adopted regulations prohibiting an open video system operator from discriminating among programmers, and ensuring that open video system rates, terms, and conditions for service are reasonable and nondiscriminatory. Further, the FCC has adopted regulations prohibiting a local exchange carrier-open video system operator, or its affiliates, from occupying more than one-third of a system's activated channels when demand for channels exceeds supply, although there are no numeric limits.

     The FCC also has adopted open video system regulations governing channel sharing; extending the FCC's sports exclusivity, network nonduplication, and syndex regulations; and controlling the positioning of programmers on menus and program guides. The Telecommunications Act does not require local exchange carriers to use separate subsidiaries to provide incidental inter Local Access and Transport Area video or audio programming services to subscribers or for their own programming ventures. Most of the FCC's open video system rules were affirmed by the Fifth Circuit U.S. Court of Appeals on January 19, 1999.

     Cable Cross-Ownership. The Telecommunications Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The Telecommunications Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television and multichannel multi-point distribution systems facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate satellite master antenna television systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Regulation of Signal Carriage. The Communications Act grants broadcasters a choice of must carry right or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full power commercial television broadcast signals selecting must carry rights and, depending on a cable system's channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act could adversely affect some of Pegasus' cable systems by limiting the programming services they can offer. The Communications Policy Act requires cable television systems of 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permits franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational, and governmental access channels. The FCC has initiated a proceeding to determine the extent to which cable operators must carry all digital signals transmitted by broadcasters. The imposition of such additional must carry regulations could further limit the amount of satellite delivered programming Pegasus could carry on its cable television systems.

     Closed Captioning Regulation. The Telecommunications Act also required the FCC to establish rules and an implementation schedule to ensure that video programming is fully accessible to the hearing impaired through closed captioning. The rules adopted by the FCC will require substantial closed captioning over an eight or ten year phase-in period with only limited exceptions.

     Emergency Alert System. In September 1997, the FCC released its rules establishing the deadlines by which cable operators must comply with the new Emergency Alert System. These deadlines vary depending on how many subscribers are served by the particular cable system. Pegasus, like all other cable operators, is responsible for compliance with the Emergency Alert System rules.


     Copyright Licensing. Cable systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to certain retransmit broadcast signals. Bills have been introduced in Congress over the past several years that would eliminate or modify the cable statutory license. The Communications Act's retransmission consent provisions expressly provide that retransmission consent agreements between television stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

     Electric Utility Entry Into Telecommunications. The Telecommunications Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. It is anticipated that large utility holding companies will become significant competitors to both cable television and other telecommunications providers.

     State and Local Regulation. Because a cable system uses streets and rights-of-way, cable systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchisee selection, system design and construction, safety, consumer relations, billing practices and community-related programming and services among other matters. Cable systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. The Communications Act prohibits the award of exclusive franchises and allows franchising authorities to exercise greater control over the operation of franchised cable systems, especially in the area of customer service and rate regulation. The Communications Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments. Under certain circumstances, local franchising authorities may become certified to regulate basic cable service rates.

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

     Although federal law has established certain procedural safeguards to protect incumbent cable television franchisees against arbitrary denials of renewal, the renewal of a franchise cannot be assured unless the franchisee has met certain statutory standards. Moreover, even if a franchise is renewed, a franchising authority may impose new and stricter requirements, such as the upgrading of facilities and equipment or higher franchise fees, subject, however, to limits set by federal law. To date, however, no request of Pegasus for franchise renewals or extensions has been denied. Despite favorable legislation and good relationships with its franchising authorities, there can be no assurance that franchises will be renewed or extended.

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

     Inside Wiring. In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration or termination of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules will assist building owners in their attempts to replace existing cable operators with new video programming providers who are willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive multiple dwelling unit contracts held by cable operators, but at the same time allowing competitors to cable to enter into exclusive multiple dwelling unit service contracts.

     Internet Service Regulation. Although there is no significant federal regulation of cable system delivery of Internet services at the current time, and the FCC issued a report to Congress in January 1999 finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC that would require cable operators to provide access to unaffiliated internet service providers and online service providers. Certain Internet service providers also are attempting to use existing commercial leased access provisions of the Telecommunications Act to gain access to cable system delivery. Finally, some local franchising authorities have imposed or are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfer approvals.

     Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as:

   o equal employment opportunity;

   o  customer privacy;

   o programming practices -- including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements;

   o registration of cable systems and facilities licensing;

   o maintenance of various records and public inspection files;

   o frequency usage;

   o lockbox availability;

   o antenna structure notification;

    o tower marking and lighting;


    o consumer protection and customer service standards;


    o technical standards; and


    o consumer electronics equipment compatibility.


ITEM 2: PROPERTIES


     Our corporate headquarters are located in Bala Cynwyd, Pennsylvania. In February 2000, we purchased our corporate headquarters building for $12.5 million, with mortgage financing of approximately $8.8 million.


     Our direct broadcast satellite operations are headquartered in Marlborough, Massachusetts and we operate call centers out of leased space in San Luis Obispo, California, Marlborough, Massachusetts, and Louisville, Kentucky. These leases expire on various dates through 2002. In connection with our TV operations, we own or lease various transmitting equipment, television stations, and office space. Our cable operations include office, head end, and warehouse space in Puerto Rico. The property that we do not own in Puerto Rico is operated under various leases expiring at various dates through 2004. Our property in Puerto Rico will be sold in connection with the pending sale of our Puerto Rico cable system.


ITEM 3: LEGAL PROCEEDINGS


     DIRECTV/NRTC Litigation. On June 3, 1999, the National Rural Telecommunications Cooperative filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the National Rural Telecommunications Cooperative's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the National Rural Telecommunications Cooperative's members and affiliates in their rural markets. The National Rural Telecommunications Cooperative also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the National Rural Telecommunications Cooperative with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the National Rural Telecommunications Cooperative a preliminary injunction on such matters, without deciding the underlying claims. On July 22, 1999, DIRECTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the National Rural Telecommunications Cooperative. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the National Rural Telecommunications Cooperative is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101o W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101o W orbital location. DIRECTV also alleges in its counterclaim that the National Rural Telecommunications Cooperative's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not provide for certain programming and other rights comparable to those now provided under the contract. On September 8, 1999, the court denied a motion by DIRECTV to dismiss certain of the National Rural Telecommunications Cooperative's claims, leaving all of the causes of action asserted by the National Rural Telecommunications Cooperative at issue.


     On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed a portion of the National Rural Telecommunications Cooperative's lawsuit regarding launch fees and other benefits. In particular, the court dismissed the tort claim asserted by the National Rural Telecommunications Cooperative, but left in place the remaining claims asserted by the

National Rural Telecommunications Cooperative. The court also consolidated that lawsuit with the other pending National Rural Telecommunications
Cooperative/DIRECTV lawsuit. The court set various discovery and motion deadlines for the spring and summer of 2000 but did not set a trial date.

     On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion seeks a court order that the National Rural Telecommunications Cooperative's right of first refusal, effective at the termination of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not include programming services and is limited to 20 program channels of transponder capacity. The hearing date on DIRECTV's motion was vacated by the court pending resolution of certain procedural issues raised by a new lawsuit we and Golden Sky filed against DIRECTV, discussed below. The court has not yet set a trial date on the merits of the motion for partial summary judgment.

     On January 10, 2000, we and Golden Sky filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the National Rural Telecommunications Cooperative that are distributors of DIRECTV. The complaint contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the National Rural Telecommunications Cooperative with premium programming, thereby preventing the National Rural Telecommunications Cooperative from providing this programming to the class members and affiliates. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the National Rural Telecommunications Cooperative and its members and affiliates.

     On February 10, 2000, we and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Golden Sky also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The outcome of this litigation and the litigation filed by the National Rural Telecommunications Cooperative could have a material adverse effect on our direct broadcast satellite business.

     DBS Late Fee Litigation. In November 1998 we were sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who claim to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of our late-fee policy. We are unable to estimate the amount involved or to determine whether this suit is material to us. Similar suits have been brought against DIRECTV and various cable operators in other parts of the United States.

     Other Matters. In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

                                    PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Price Range of Class A Common Stock

     Our Class A common stock is traded on the Nasdaq National Market under the symbol "PGTV." The sale prices reflect inter-dealer quotations, do not include retail markups, markdowns or commission, and do not necessarily represent actual transactions. We urge you to obtain current market quotations. The stock prices listed below represent the high and low closing sale prices of the Class A common stock, as reported on the Nasdaq National Market since January 1, 1998.



                                         Price Range of
                                              Common
                                              Stock
                                       -------------------
                                         High        Low
                                       --------   --------
       Year Ended December 31, 1998:
       First Quarter ...............    26         19 7/8
       Second Quarter ..............    25 5/8     20 7/8
       Third Quarter ...............    25         15 7/8
       Fourth Quarter ..............    25 1/2     10 5/8
       Year Ended December 31, 1999:
       First Quarter ...............    28 7/8     21 3/16
       Second Quarter ..............    50 1/2     27 7/8
       Third Quarter ...............    46         37
       Fourth Quarter ..............   102 3/4     42 1/2


     The closing sale price of the Class A common stock was $128 3/8 on March 8, 2000. As of March 8, 2000, Pegasus had 143 shareholders of record.


Dividend Policy

     Common Stock: Pegasus has not paid any cash dividends on its Class A common stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. Our policy is to retain cash for operations and expansion. Payment of cash dividends on the common stock is restricted by Pegasus' publicly held debt securities and preferred stock. Our ability to obtain cash from our subsidiaries with which to pay cash dividends is also restricted by the subsidiaries' publicly held debt securities and bank agreements.

     Preferred Stock: We are allowed to pay dividends on our Series C convertible preferred stock by issuing shares of our Class A common stock instead of paying cash, and until July 1, 2002, we are allowed to pay dividends on our Series A preferred stock by issuing more shares of that stock instead of paying cash. We expect to issue shares of our Class A common stock and Series A preferred stock to pay these dividends, and in any event our publicly held debt securities do not permit us to pay cash dividends on our Series A preferred stock until July 1, 2002. We are also obligated to pay cash dividends of $1.4 million per year in the aggregate on our Series B, Series D and Series E junior convertible participating preferred stock. These payments are subject to compliance with outstanding indentures and the certificate of designation with respect to the Series A preferred stock.


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

Recent Sales of Unregistered Securities


     All sales for the period covered by this Report have been previously reported by Pegasus on its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 with the following exceptions:


     1. On November 19, 1999, Pegasus exchanged its 12.5% Series A senior notes due 2007 for Digital Television Services, Inc.'s outstanding 12.5% Series B senior subordinated notes due 2007 of which $155.0 million in principal amount at maturity were outstanding. Pegasus' 12.5% Series A notes due 2007 have substantially the same terms and provisions as Digital Television Services, Inc's 12.5% Series B senior subordinated notes due 2007. These transactions were effected by Pegasus in reliance upon exemptions from registration under the Securities Act of 1933 as provided in Rule 144A and Regulation S.


     2. On December 16, 1999, Pegasus issued 7,500 shares of its Class A common stock upon the exercise of a warrant previously issued on August 10, 1998 in connection with an acquisition of DIRECTV rights and related assets from an independent provider of DIRECTV in certain rural portions of Oregon. The exercise price of the warrant was $21.8604, resulting in consideration of $163,953 being received by Pegasus. In issuing these shares, Pegasus relied upon the exemption from registration set forth in Section 4(2) of the Securities Act.


     3. On January 4, 2000, in connection with the acquisition by merger of Carr Rural TV, Inc., Pegasus issued 5,707 shares of Series B junior convertible participating preferred stock with a liquidation preference of $1,000 per share convertible, at $61.596873, into approximately 92,651 shares of Class A common stock. These transactions were effected by Pegasus in reliance upon exemptions from registration under the Securities Act as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering.


     4. On January 6, 2000, Pegasus issued 5,000 shares of its Class A common stock upon the exercise of a warrant previously issued in May 1998 in connection with an acquisition of DIRECTV rights and related assets from an independent provider of DIRECTV in certain rural portions of Oregon. The exercise price of the warrant was $24.2653, resulting in consideration of $121,326 being received by Pegasus. In issuing these shares, Pegasus relied upon the exemption from registration set forth in Section 4(2) of the Securities Act.


     5. On January 13, 2000, in partial consideration for the acquisition of preferred interests of Personalized Media Communications, LLC, Pegasus issued 200,000 shares of Pegasus' Class A common stock and agreed, subject to certain conditions, to issue warrants to purchase 1.0 million shares of Pegasus' Class A common stock at an exercise price of $90.00 per share and with a term of ten years. These transactions were effected by Pegasus in reliance upon exemptions from registration under the Securities Act of 1933 as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering.


     6. On January 25, 2000, Pegasus completed a private offering of $300.0 million in liquidation amount of its 61/2% Series C convertible preferred stock. The Series C convertible preferred stock was issued to Donaldson, Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co. Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc. and CIBC World Markets Corp., as initial purchasers in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation D. The initial purchasers then sold the Series C convertible preferred stock to a limited number of institutional investors in transactions exempt from the registration requirements of the Securities Act pursuant to Rule 144A thereof. Discounts and commissions of approximately 3.0% of the offering were paid to the initial purchasers in connection with the issuance of the Series C convertible preferred stock.


     Each share of Series C convertible preferred stock is convertible at any time into the number of whole shares of our Class A common stock equal to the stated liquidation preference of $100 per share divided by an initial conversion price of $127.50 per share, subject to adjustment if certain events should occur. Pegasus may redeem the Series C convertible preferred stock at any time beginning on February 1, 2003 at redemption prices set forth in the certificate of designation. In addition, from August 1, 2001 to February 1, 2003, Pegasus may redeem the Series C convertible preferred stock at a redemption premium of 105.525% of the stated liquidation preference, plus accumulated and unpaid dividends, if any, if the trading price of Pegasus' Class A common stock equals or exceeds $191.25 for a specified trading period. In the event of a change of control of Pegasus, holders of Series C convertible preferred stock will have a one-time option to convert such holder's shares into Class A common stock at a conversion price equal to the greater of (1) the market price of our Class A common stock at the change of control date or (2) $68.00 per share. In lieu of issuing Class A common stock, we may, at our option, make a cash payment equal to the market value of the shares. Pegasus plans to use the net proceeds of the offering for working capital and general corporate purposes.

     7. On February 1, 2000, in partial consideration for the acquisition of assets of South Coast Satellite Cooperative, Inc., Pegasus issued 22,500 shares of Series D junior convertible participating preferred stock with a liquidation preference of $1,000 per share convertible, at $102.40755, into approximately 219,711 shares of Class A common stock. These transactions were effected by Pegasus in reliance upon exemptions from registration under the Securities Act as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering.

     8. On February 14, 2000, in connection with the acquisition by merger of Unlimited Visions, Inc., trading as Skyquest, Pegasus issued 436,592 shares of Class A common stock. In addition, on February 14, 2000, in partial consideration for the acquisition of assets of Kennebec CATV Company, Pegasus issued warrants to purchase 1,500 shares of Class A common stock at an exercise price of $92.23 per share, expiring on February 15, 2005. These transactions were effected by Pegasus in reliance upon exemptions from registration under the Securities Act as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering.

     9. On February 25, 2000, in partial consideration for the acquisition of assets of Casco Communications Inc., Pegasus issued 10,000 shares of Series E junior convertible participating preferred stock with a liquidation preference of $1,000 per share convertible, at $99.7667, into approximately 100,234 shares of Class A common stock. These transactions were effected by Pegasus in reliance upon exemptions from registration under the Securities Act as provided in Section 4(2) thereof. Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. None of the transactions involved a public offering.

ITEM 6: SELECTED FINANCIAL DATA

     The selected historical consolidated financial data have been derived from Pegasus' audited consolidated financial statements which have been audited by PricewaterhouseCoopers LLP. The information should be read in conjunction with the consolidated financial statements, related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere herein. The statement of operating data reflects net revenues and operating expenses from our continuing operations. The results of operations from the entire cable segment have been classified as discontinued and certain amounts for 1995 through 1998 have been restated. The paragraphs following the table provide an explanation of certain portions of it.

                                                                            Years Ended December 31,
                                                                            ------------------------
Statement of Operating Data:                                                    1995         1996
                                                                             (Dollars in thousands,
                                                                             except per share data)
Net revenues:
 DBS .....................................................................   $   1,469     $  5,829
 Broadcast ...............................................................      20,073       28,604
                                                                             ---------     --------
  Total net revenues .....................................................      21,542       34,433
Operating expenses:
 DBS
  Programming, technical and general and administrative ..................       1,379        4,312
  Marketing and selling ..................................................          --          646
  Incentive compensation .................................................           9          146
  Depreciation and amortization ..........................................         640        1,786
 Broadcast
  Programming, technical and general and administrative ..................      10,181       13,903
  Marketing and selling ..................................................       3,789        4,851
  Incentive compensation .................................................         415          691
  Depreciation and amortization ..........................................       2,934        4,041
 Corporate expenses ......................................................       1,364        1,429
 Corporate depreciation and amortization .................................         492          988
 Other expense, net ......................................................          15          139
                                                                             ---------     --------
  Income (loss) from operations ..........................................         324        1,501
Interest expense .........................................................      (4,135)      (8,885)
Interest income ..........................................................         362          218
                                                                             ---------     --------
 Loss from continiuing operations before income taxes, equity loss and
  extraordinary items ....................................................      (3,449)      (7,166)
Provision (benefit) for income taxes .....................................          10         (145)
Equity in net loss of unconsolidated affiliate ...........................          --           --
                                                                             ---------     --------
 Loss from continuing operations before extraordinary items ..............      (3,459)      (7,021)
Discontinued operations:
 Income (loss) from discontinued operations of cable
  segment, net of income taxes ...........................................      (4,698)      (2,703)
 Gain on sale of discontinued operations, net of income taxes ............          --           --
                                                                             ---------     --------
 Loss before extraordinary items .........................................      (8,157)      (9,724)
Extraordinary gain (loss) from extinguishment of debt, net ...............      10,211         (250)
                                                                             ---------     --------
 Net income (loss) .......................................................       2,054       (9,974)
 Preferred stock dividends ...............................................          --           --
                                                                             ---------     --------
 Net income (loss) applicable to common shares ...........................   $   2,054    ($  9,974)
                                                                             =========     ========
Loss per common share:
  Loss from continuing operations ........................................                 $   1.13)
  Income (loss) from discontinued operations .............................                   ( 0.43)
  Gain on sale of discontinued operations ................................                       --
                                                                                           --------
  Loss before extraordinary items ........................................                   ( 1.56)
  Extraordinary item .....................................................                   ( 0.04)
                                                                                           --------
  Loss per common share ..................................................                 $   1.60)
                                                                                           ========
  Weighted average shares outstanding (000's) ............................                    6,240
                                                                                           ========
Other Data:
Pre-marketing cash flow from continuing operations:
 DBS .....................................................................   $      90     $  1,517
 Broadcast ...............................................................       6,103        9,850
                                                                             ---------     --------
 Total pre-marketing cash flow from continuing operations ................   $   6,193     $ 11,367
                                                                             =========     ========
Location cash flow from continuing operations ............................   $   6,193     $ 10,721
Operating cash flow from continuing operations ...........................       4,829        9,292
Capital expenditures .....................................................       2,640        6,294
Net cash provided by (used for):
 Operating activities ....................................................       5,783        3,059
 Investing activities ....................................................      (6,047)     (81,179)
 Financing activities ....................................................      10,859       74,727

                                                                                     Years Ended December 31,
                                                                            ------------------------------------------
Statement of Operating Data:                                                    1997           1998           1999
                                                                             (Dollars in thousands, except per share
                                                                                               data)
Net revenues:
 DBS .....................................................................    $  38,254     $ 147,142      $ 286,353
 Broadcast ...............................................................       31,876        34,311         36,415
                                                                              ---------     ---------      ---------
  Total net revenues .....................................................       70,130       181,453        322,768
Operating expenses:
 DBS
  Programming, technical and general and administrative ..................       26,042       102,419        201,158
  Marketing and selling ..................................................        5,973        45,706        117,774
  Incentive compensation .................................................          795         1,159          1,592
  Depreciation and amortization ..........................................       17,042        59,077         82,744
 Broadcast
  Programming, technical and general and administrative ..................       15,672        18,056         22,812
  Marketing and selling ..................................................        5,704         5,993          6,304
  Incentive compensation .................................................          298           177             57
  Depreciation and amortization ..........................................        3,754         4,557          5,144
 Corporate expenses ......................................................        2,256         3,614          5,975
 Corporate depreciation and amortization .................................        1,353         2,105          3,119
 Other expense, net ......................................................          630         1,409          1,995
                                                                              ---------     ---------      ---------
  Income (loss) from operations ..........................................       (9,389)      (62,819)      (125,906)
Interest expense .........................................................      (14,275)      (44,559)       (64,904)
Interest income ..........................................................        1,508         1,586          1,356
                                                                              ---------     ---------      ---------
 Loss from continiuing operations before income taxes, equity loss and
  extraordinary items ....................................................      (22,156)     (105,792)      (189,454)
Provision (benefit) for income taxes .....................................          168          (901)        (8,892)
Equity in net loss of unconsolidated affiliate ...........................           --            --           (201)
                                                                              ---------     ---------      ---------
 Loss from continuing operations before extraordinary items ..............      (22,324)     (104,891)      (180,763)
Discontinued operations:
 Income (loss) from discontinued operations of cable
  segment, net of income taxes ...........................................          257         1,047          2,128
 Gain on sale of discontinued operations, net of income taxes ............        4,451        24,727             --
                                                                              ---------     ---------      ---------
 Loss before extraordinary items .........................................      (17,616)      (79,117)      (178,635)
Extraordinary gain (loss) from extinguishment of debt, net ...............       (1,656)           --         (6,178)
                                                                              ---------     ---------      ---------
 Net income (loss) .......................................................      (19,272)      (79,117)      (184,813)
 Preferred stock dividends ...............................................       12,215        14,764         16,706
                                                                              ---------     ---------      ---------
 Net income (loss) applicable to common shares ...........................   ($  31,487)   ($  93,881)    ($ 201,519)
                                                                              =========     =========      =========
Loss per common share:
  Loss from continuing operations ........................................    $    3.50)    $    8.46)     $   10.46)
  Income (loss) from discontinued operations .............................         0.03          0.07           0.11
  Gain on sale of discontinued operations ................................         0.45          1.75             --
                                                                              ---------     ---------      ---------
  Loss before extraordinary items ........................................       ( 3.02)       ( 6.64)       ( 10.35)
  Extraordinary item .....................................................       ( 0.17)           --        (  0.33)
                                                                              ---------     ---------      ---------
  Loss per common share ..................................................    $    3.19)    $    6.64)     $   10.68)
                                                                              =========     =========      =========
  Weighted average shares outstanding (000's) ............................        9,858        14,130         18,875
                                                                              =========     =========      =========
Other Data:
Pre-marketing cash flow from continuing operations:
 DBS .....................................................................    $  12,212     $  44,723      $  85,195
 Broadcast ...............................................................       10,500        10,262          7,299
                                                                              ---------     ---------      ---------
 Total pre-marketing cash flow from continuing operations ................    $  22,712     $  54,985      $  92,494
                                                                              =========     =========      =========
Location cash flow from continuing operations ............................    $  16,739     $   9,279     ($  25,280)
Operating cash flow from continuing operations ...........................       14,483         5,665        (31,255)
Capital expenditures .....................................................        9,929        12,400         14,784
Net cash provided by (used for):
 Operating activities ....................................................        8,478       (21,962)       (88,879)
 Investing activities ....................................................     (142,109)     (101,373)      (133,981)
 Financing activities ....................................................      169,098       133,791        208,808


                                                                               As of December 31,
                                                        ----------------------------------------------------------------
                                                           1995         1996         1997         1998          1999
                                                                             (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents ...........................    $21,856      $  8,582     $ 45,269     $ 75,985     $  42,832
Working capital (deficiency) ........................     17,566         6,430       32,347       37,889        (4,936)
Total assets ........................................     95,770       173,680      380,862      886,310       945,332
Total debt (including current) ......................     82,896       115,575      208,355      559,029       684,414
Total liabilities ...................................     95,521       133,354      239,234      699,144       862,725
Redeemable preferred stock ..........................         --            --      111,264      126,028       142,734
Minority interest ...................................         --            --        3,000        3,000         3,000
Total common stockholders' equity (deficit) .........        249        40,326       27,364       58,138       (63,127)

     In this section we use the terms pre-marketing cash flow from continuing operations and location cash flow from continuing operations. Pre-marketing cash flow from continuing operations is calculated by taking our earnings and adding back the following expenses:


     o interest and income taxes;
     o depreciation and amortization and corporate overhead;
     o extraordinary and non-recurring items;
     o non-cash charges, such as incentive compensation under our restricted stock plan and 401(k) plans;
     o results of discontinued operations; and
     o DBS subscriber acquisition costs, which are sales and marketing expenses incurred to acquire new DBS subscribers.


     Location cash flow from continuing operations is pre-marketing cash flow from continuing operations less DBS subscriber acquisition costs.


     Pre-marketing cash flow from continuing operations and location cash flow from continuing operations are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under U.S. generally accepted accounting principles. Pre-marketing cash flow from continuing operations and location cash flow from continuing operations also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Pegasus' industry or the economy generally. We believe that pre-marketing cash flow from continuing operations and location cash flow from continuing operations are important, however, for the following reasons:


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


GENERAL

     Pegasus Communications Corporation is:

   o The largest independent provider of DIRECTV with 771,000 subscribers at February 29, 2000, on an actual basis, without giving effect to the Golden Sky acquisition. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 5.2 million rural households in 36 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 2,500 independent retailers.

   o The owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 55,000 subscribers.

   o We have increased our revenues at a compound growth rate of 89% per annum since our inception in 1991.

     DBS revenues are principally derived from monthly customer subscriptions and pay-per-view services. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

     In January 2000, we entered into a letter of intent to sell the assets of our entire cable system business in Puerto Rico to a subsidiary of Centennial Cellular Corporation for $170.0 million in cash, subject to certain adjustments. The closing of this sale is anticipated to occur during the third quarter of 2000 and is subject to the negotiation of a definitive agreement, third-party approvals, including regulatory approvals, and other customary conditions. The sale is also subject to approval by Pegasus' board of directors. Accordingly, the results of our cable segment have been presented as discontinued operations in our consolidated statements of operations.

     In this section we use the terms pre-marketing cash flow from continuing operations and location cash flow from continuing operations. Pre-marketing cash flow from continuing operations is calculated by taking our earnings and adding back the following expenses:

   o interest;

   o income taxes;

   o depreciation and amortization;

   o non-cash charges;

   o corporate overhead;

   o extraordinary and non-recurring items;

   o results of discontinued operations; and

   o DBS subscriber acquisition costs, which are sales and marketing expenses incurred to acquire new DBS subscribers.

     Location cash flow from continuing operations is pre-marketing cash flow from continuing operations less DBS subscriber acquisition costs.

     Pre-marketing cash flow from continuing operations and location cash flow from continuing operations are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow from continuing operations and location cash flow from continuing operations also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in Pegasus' industry or the economy generally. We believe that pre-marketing cash flow from continuing operations and location cash flow from continuing operations are important, however, for the following reasons:

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


RESULTS OF OPERATIONS


Year ended December 31, 1999 compared to the year ended December 31, 1998


     Total net revenues from continuing operations in 1999 were $322.8 million, an increase of $141.3 million, or 78%, compared to total net revenues of $181.5 million in 1998. The increase in total net revenues in 1999 was primarily due to an increase in DBS revenues of $139.2 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses from continuing operations in 1999 were $448.7 million, an increase of $204.4 million, or 84%, compared to total operating expenses of $244.3 million in 1998. The increase was primarily due to an increase of $194.9 million in operating expenses attributable to the growth in Pegasus' DBS business.

     Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $9.1 million in 1999, an increase of $3.4 million, or 59%, compared to $5.7 million in 1998. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business. The increase in corporate depreciation and amortization is primarily due to amortization of deferred financing costs associated with the issuance of $100.0 million of senior notes in November 1998.

     Other expenses from continuing operations were $2.0 million in 1999, an increase of $586,000, or 42%, compared to other expenses of $1.4 million in 1998. The increase is primarily due to increased investor relations activities, board related costs and development costs.

     Interest expense from continuing operations was $64.9 million in 1999, an increase of $20.3 million, or 46%, compared to interest expense of $44.6 million in 1998. The increase in interest expense is primarily due to interest on Pegasus' $100.0 million senior notes issued in November 1998 and an increase in bank borrowings and seller notes associated with Pegasus' DBS acquisitions. Interest income from continuing operations was $1.4 million in 1999, a decrease of $229,000, or 14%, compared to interest income of $1.6 million in 1998. The decrease in interest income is due to lower average cash balances in 1999 compared to 1998.

     The benefit for income taxes from continuing operations amounted to $8.9 million in 1999, an increase of $8.0 million, compared to a benefit of $901,000 in 1998. The increase is primarily attributable to the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services, Inc. in April 1998.

     Equity in the net loss of an unconsolidated affiliate, resulting from an investment in Pegasus PCS Partners, LP in August 1999, amounted to $201,000 for the year ended December 31, 1999.

     Income from discontinued operations of the cable segment, net of income taxes, was $2.1 million in 1999, an increase of $1.1 million, or 103%, compared to $1.0 million in 1998. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Pegasus had approximately 55,000 cable subscribers at December 31, 1999 compared to 28,800 at December 31, 1998.

     Pegasus sold its remaining New England cable systems in 1998 for $30.1 million resulting in a gain on the sale of discontinued operations, net of income taxes, of $24.7 million.

     Extraordinary loss from the extinguishment of debt was $6.2 million in 1999. In November 1999, Pegasus exchanged $155.0 million in principal amount of its' senior notes due 2007 for $155.0 million in principal amount of outstanding senior subordinated notes due 2007 of its subsidiaries, Digital Television Services, Inc. and DTS Capital, Inc. Accordingly, the deferred financing costs related to the senior subordinated notes due 2007 of its subsidiaries were written off. No such refinancings occurred in 1998.

     Preferred stock dividends were $16.7 million in 1999, an increase of $1.9 million, or 13%, compared to $14.8 million in preferred stock dividends in 1998. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding in 1999 compared to 1998 as the result of payment of dividends in kind.

     DBS

     During 1999, Pegasus acquired, through acquisitions, approximately 39,000 subscribers and the exclusive DIRECTV distribution rights to approximately 336,000 households in rural areas of the United States. At December 31, 1999, Pegasus had exclusive DIRECTV distribution rights to 4.9 million households and 702,000 subscribers as compared to 4.6 million households and 435,000 subscribers at December 31, 1998. Pegasus had 7.2 million households and 1.1 million subscribers at December 31, 1999, including pending acquisitions (which include the acquisition of Golden Sky). At December 31, 1998, subscribers would have been 733,000, including pending and completed acquisitions. Subscriber penetration increased from 10.3% at December 31, 1998 to 15.3% at December 31, 1999, including pending and completed acquisitions.

     Total DBS net revenues were $286.4 million in 1999, an increase of $139.2 million, or 95%, compared to DBS net revenues of $147.1 million in 1998. The increase is primarily due to an increase in the average number of subscribers in 1999 compared to 1998. The average monthly revenue per subscriber was $43.94 in 1999 compared to $41.63 in 1998. Pro forma DBS net revenues, including pending acquisitions at December 31, 1999 (which include the acquisition of Golden Sky), were $434.8 million, an increase of $134.3 million, or 45%, compared to pro forma DBS net revenues of $300.5 million in 1998.

     Programming, technical, and general and administrative expenses were $201.2 million in 1999, an increase of $98.7 million, or 96%, compared to $102.4 million in 1998. The increase is attributable to significant growth in subscribers and territory in 1999. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.2% in 1999 compared to 69.6% in 1998.

     Subscriber acquisition costs were $117.8 million, an increase of $72.1 million compared to $45.7 million in 1998. Gross subscriber additions were 337,300 in 1999 compared to 132,700 in 1998. The total subscriber acquisition costs per gross subscriber addition were $349 in 1999 compared to $344 in 1998.


     Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $1.6 million in 1999, an increase of $433,000, or 37%, compared to $1.2 million in 1998. The increase resulted from a larger gain in pro forma location cash flow during 1999 as compared to 1998.

     Depreciation and amortization was $82.7 million in 1999, an increase of $23.7 million, or 40%, compared to $59.1 million in 1998. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred in 1998 and 1999.

     Broadcast

     In 1999, Pegasus owned or programmed ten broadcast television stations in six markets. Two new stations were launched during the second half of 1998 and one new station was launched in December 1999. Total net broadcast revenues in 1999 were $36.4 million, an increase of $2.1 million, or 6%, compared to net broadcast revenues of $34.3 million in 1998. The increase was primarily attributable to an increase of $1.6 million in net broadcast revenues from the four stations that began operations in 1997 and 1998.

     Programming, technical, and general and administrative expenses were $22.8 million in 1999, an increase of $4.8 million, or 26%, compared to $18.1 million in 1998. The increase is primarily due to higher programming costs in 1999 and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

     Marketing and selling expenses were $6.3 million in 1999, an increase of $311,000, or 5%, compared to $6.0 million in 1998. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of the new stations and news programs.

     Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $57,000 in 1999, a decrease of $120,000, or 68%, compared to $177,000 in 1998. The decrease resulted from a lower gain in pro forma location cash flow during 1999 as compared to 1998.

     Depreciation and amortization was $5.1 million in 1999, an increase of $587,000, or 13%, compared to $4.6 million in 1998. The increase is due to capital expenditures associated with the launch of the new stations and our news initiative.

Year ended December 31, 1998 compared to the year ended December 31, 1997

     Total net revenues from continuing operations in 1998 were $181.5 million, an increase of $111.3 million, or 159%, compared to total net revenues of $70.1 million in 1997. The increase in total net revenues in 1998 was primarily due to an increase in DBS revenues of $108.9 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses from continuing operations in 1998 were $244.3 million, an increase of $164.8 million, or 207%, compared to total operating expenses of $79.5 million in 1997. The increase was primarily due to an increase of $158.5 million in operating expenses attributable to the growth in Pegasus' DBS business.

     Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $5.7 million in 1998, an increase of $2.1 million, or 58%, compared to $3.6 million in 1997. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business. The increase in corporate depreciation and amortization is due to amortization of deferred financing costs associated with the issuance of $100.0 million of preferred stock in January 1997, $115.0 million of senior notes in October 1997 and $100.0 million of senior notes in November 1998.

     Other expenses from continuing operations were $1.4 million in 1998, an increase of $779,000, or 124%, compared to other expenses of $630,000 in 1997. The increase is primarily due to increased investor relations activities and other board related costs.

     Interest expense from continuing operations was $44.6 million in 1998, an increase of $30.3 million, or 212%, compared to interest expense of $14.3 million in 1997. The increase in interest expense is primarily due to a full year's interest on Pegasus' $115.0 million senior notes and an increase in bank borrowings and seller notes associated with Pegasus' DBS acquisitions. Interest income from continuing operations was $1.6 million in 1998, an increase of $77,000, or 5%, compared to interest income of $1.5 million in 1997. The increase in interest income is due to greater average cash balances in 1998 compared to 1997.

     The provision for income taxes from continuing operations declined by approximately $1.1 million primarily as a result of the amortization of the deferred tax liability that originated from the acquisition of Digital Television Services, Inc.

     Income from discontinued operations of the cable segment, net of income taxes, was $1.0 million in 1998, an increase of $791,000, or 308%, compared to $257,000 in 1997. The increase is primarily attributable to a decrease in interest expense in 1998 compared to 1997 as a result of the sale of Pegasus' existing New England cable systems effective July 1, 1998. In September 1998, Hurricane Georges swept through Puerto Rico damaging Pegasus' cable system. Prior to the hurricane, Pegasus had approximately 29,000 subscribers. At December 31, 1998, Pegasus had approximately 28,800 subscribers compared to 27,300 subscribers in 1997.

     The gain on sale of discontinued operations, net of income taxes, was $24.7 million in 1998 compared to $4.5 million in 1997. In 1997, Pegasus sold its New Hampshire cable system for $6.9 million resulting in a gain of $4.5 million. In 1998, Pegasus sold its remaining New England cable systems for $30.1 million resulting in a gain of $24.7 million.

     Extraordinary loss from the extinguishment of debt decreased $1.7 million in 1998. In 1997, Pegasus refinanced its existing $130.0 million credit facility with a new $180.0 million credit facility and accordingly, the deferred financing costs associated with the $130.0 million credit facility were written off. No such refinancings occurred in 1998.

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

     DBS

     Pegasus' DBS business experienced significant growth in 1998. During 1998, Pegasus acquired approximately 217,000 subscribers and the exclusive DIRECTV distribution rights to approximately 2.4 million households in rural areas of the United States. At December 31, 1998, Pegasus had exclusive DIRECTV distribution rights to 4.6 million households and 435,000 subscribers as compared to 2.2 million households and 132,000 subscribers at December 31, 1997. Subscriber penetration increased from 6.7% at December 31, 1997 to 10.3% at December 31, 1998, including pending and completed acquisitions.

     Total DBS net revenues were $147.1 million in 1998, an increase of $109.0 million, or 285%, compared to DBS net revenues of $38.3 million in 1997. The increase is primarily due to an increase in the average number of subscribers in 1998 compared to 1997. Pegasus' 1998 DBS acquisitions represented $70.4 million, or 65%, of the $109.0 million increase in DBS net revenues. The average monthly revenue per subscriber was $41.63 in 1998 compared to $40.72 in 1997.

     Programming, technical, and general and administrative expenses were $102.4 million in 1998, an increase of $76.4 million, or 293%, compared to $26.0 million in 1997. The increase is attributable to significant growth in subscribers and territory in 1998. Pegasus' 1998 DBS acquisitions represented $45.7 million, or 60%, of the $76.4 million increase in programming, technical, and general and administrative expenses. As a percentage of revenue, programming, technical, and general and administrative expenses were 69.6% in 1998 compared to 68.1% in 1997.

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

     Broadcast

     In 1998, Pegasus owned or programmed nine broadcast television stations in six markets. Two new stations were launched during the second half of 1998. Total net broadcast revenues in 1998 were $34.3 million, an increase of $2.4 million, or 8%, compared to net broadcast revenues of $31.9 million in 1997. The increase was primarily attributable to an increase of $1.3 million in net broadcast revenues from stations that began operations in 1997 and a $558,000 increase in barter revenue. Net broadcast revenues from the two stations launched in 1998 were minimal.

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

     Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $177,000 in 1998, a decrease of $120,000, or 40%, compared to $298,000 in 1997. The decrease resulted from a lower gain in pro forma location cash flow during 1998 as compared to 1997.

     Depreciation and amortization was $4.6 million in 1998, an increase of $802,000, or 21%, compared to $3.8 million in 1997. The increase in depreciation and amortization is due to an increase in fixed assets associated with the construction of the new stations in 1997 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Pegasus' primary sources of liquidity have been the net cash provided by its DBS, broadcast and cable operations, credit available under its credit facilities and proceeds from public and private offerings. Pegasus' principal uses of its cash has been to fund acquisitions, to meet debt service obligations, to fund DBS subscriber acquisition costs, to fund DBS programming costs and dealer commissions and to fund investments in its broadcast and cable technical facilities.

     Pre-marketing cash flow from continuing operations increased by approximately $37.5 million, or 68%, for the year ended December 31, 1999 as compared to the same period in 1998. Pre-marketing cash flow from continuing operations increased as a result of:

   o a $40.5 million, or 90%, increase in DBS pre-marketing cash flow of which $13.3 million, or 33%, was due to an increase in same territory pre-marketing cash flow and $27.2 million or 67% was attributable to territories acquired in 1998 and 1999; and

   o a $3.0 million, or 29%, decrease in broadcast location cash flow as the result of a $2.6 million, or 25%, decrease in same station location cash flow and a $406,000 decrease attributable to the three new stations launched in July 1998, November 1998 and December 1999.

     During the year ended December 31, 1999, $54.5 million of cash on hand at the beginning of the year, together with $208.8 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $88.9 million and other investing activities of $134.0 million. Investing activities consisted of:

   o the purchase of a cable system serving Aguadilla, Puerto Rico and neighboring communities for approximately $42.1 million;

   o the acquisition of DBS assets from fifteen independent DIRECTV providers during 1999 for approximately $64.6 million;

   o the purchase of a building for broadcast operations in our Northeastern Pennsylvania market for approximately $1.8 million;

   o broadcast expenditures associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets totaling approximately $1.0 million;

   o broadcast expenditures in connection with our new station in Jackson, Mississippi and other construction costs for $708,000;

   o DBS facility upgrades of approximately $4.5 million;

   o the expansion, enhancements and capitalized costs of the Puerto Rico cable system amounting to approximately $6.1 million, including $213,000 related to hurricane damage;

   o payments of programming rights amounting to $3.5 million;

   o proceeds from the sale of DBS assets to an independent DIRECTV provider of $509,000;

   o new business development costs of $373,000;

   o investment in affiliate of $4.8 million; and

   o other capital expenditures and intangibles totaling $5.0 million.

   Financing activities consisted of:

   o the issuance of approximately 3.8 million shares of Class A common stock resulting in net proceeds to Pegasus of approximately $77.7 million;

   o net borrowings on bank credit facilities totaling $130.3 million;

   o the repayment of approximately $14.5 million of long-term debt, primarily sellers' notes and capital leases;

   o net restricted cash draws of approximately $18.1 million for interest payments and $1.0 million in connection with the acquisition of the Aguadilla, Puerto Rico cable system;

   o capitalized costs relating to Pegasus' financings of approximately $3.6 million; and

   o the repurchase of Class A common stock in treasury of $187,000.

     As of December 31, 1999, cash on hand amounted to $40.5 million plus restricted cash of $2.4 million.

     Pre-marketing cash flow from continuing operations increased by approximately $32.3 million, or 142%, for the year ended December 31, 1998 as compared to the same period in 1997. Pre-marketing cash flow from continuing operations increased as a result of:

   o a $32.5 million, or 266%, increase in DBS pre-marketing cash flow of which $3.8 million, or 12%, was due to an increase in same territory pre-marketing cash flow and $28.7 million or 88% was attributable to territories acquired in 1997 and 1998; and

   o a $238,000, or 2%, decrease in broadcast location cash flow as the result of a $110,000, or 1%, decrease in same station location cash flow and a $128,000 decrease attributable to the four new stations launched in August 1997, October 1997, July 1998 and November 1998.

     During the year ended December 31, 1998, proceeds from the sale of Pegasus' remaining New England cable systems amounted to $30.1 million, which together with $44.0 million of cash on hand at the beginning of the year, $3.3 million of cash acquired from acquisitions and $133.8 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $22.0 million and other investing activities of $134.8 million. Investing activities, net of cash acquired from acquisitions and proceeds from the sale of the New England cable systems, consisted of:

   o the acquisition of DBS assets, excluding Digital Television Services, Inc., from twenty-six independent DIRECTV providers during 1998 for approximately $109.3 million;

   o approximately $6.8 million of broadcast expenditures for broadcast television transmitter, tower and facility constructions and upgrades. Pegasus commenced the programming of four new broadcast stations over the last two years, WPME in August 1997, WGFL in October 1997, WFXU in July 1998 and WSWB in November 1998;

   o DBS facility upgrades of approximately $1.2 million;

   o the expansion and enhancements of the Puerto Rico cable system amounting to approximately $2.0 million;

   o payments of programming rights amounting to $2.6 million;

   o capitalized costs relating to Pegasus' financing of approximately $4.4 million;

   o capitalized costs relating to the acquisition of Digital Television Services, Inc. of approximately $4.3 million; and

   o maintenance and other capital expenditures and intangibles totaling approximately $4.2 million.

   Financing activities consisted of:

   o the $100.0 million 93/4% senior notes offering resulting in proceeds to Pegasus of approximately $96.8 million;

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

     During the year ended December 31, 1997, net cash provided by operating activities was approximately $8.5 million. This amount, together with $8.6 million of cash on hand, $6.9 million of net proceeds from the sale of the New Hampshire cable system and $169.1 million of net cash provided by Pegasus' financing activities was used to fund other investing activities totaling $149.1 million. Financing activities consisted of:

   o raising $95.8 million in net proceeds from Pegasus' preferred stock offering in January 1997 and $111.0 million in net proceeds from Pegasus' offering of senior notes in October 1997;

   o borrowing $94.2 million under a former bank credit facility;

   o repayment of all $94.2 million of that indebtedness and $29.6 million of indebtedness under a still earlier credit facility;

   o net repayment of approximately $657,000 of other long-term debt;

   o designating $1.2 million as restricted cash to collateralize a letter of credit; and

   o the incurrence of approximately $6.2 million in debt issuance costs associated with various credit facilities.

   Investing activities, net of the proceeds from the sale of the New Hampshire cable system, consisted of:

   o the acquisition of DBS assets from twenty-five independent DIRECTV providers during 1997, for approximately $133.9 million;

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

     As defined in the certificate of designation governing Pegasus' Series A preferred stock and the indentures governing Pegasus' senior notes, Pegasus is required to provide adjusted operating cash flow data for Pegasus and its restricted subsidiaries on a consolidated basis where adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that location cash flow, operating cash flow and adjusted operating cash flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted subsidiaries carries the same meaning as in the certificate of designation. Digital Television Services, Inc., among certain other of Pegasus' subsidiaries, are not included in the definition of restricted subsidiaries and, accordingly, their operating results are not included in the adjusted operating cash flow data provided below. Pro forma for the acquisition of the Aguadilla, Puerto Rico cable system, the three completed DBS acquisitions occurring in the fourth quarter of 1999 and the sale of our New England cable systems, as if such acquisitions/disposition occurred on January 1, 1999, adjusted operating cash flow would have been approximately $75.1 million as follows:



                                                                                             Four Quarters Ended
                                                                                              December 31, 1999
                                      (in thousands)                                        --------------------
Revenues .................................................................................        $244,645
Direct operating expenses, excluding depreciation, amortization and other non-cash
 charges .................................................................................         164,997
                                                                                                  --------

Income from operations before incentive compensation, corporate expenses, depreciation and
 amortization and other non-cash charges .................................................          79,628
Corporate expenses .......................................................................           4,569
                                                                                                  --------
Adjusted operating cash flow .............................................................        $ 75,059
                                                                                                  ========

Financings

     In 1999, Pegasus Media & Communications maintained a $180.0 million senior, reducing revolving credit facility. Borrowings under the credit facility were available for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of December 31, 1999, $142.5 million was outstanding under its $180.0 million credit facility. The credit facility was amended and restated in January 2000.

     In 1999, Digital Television Services maintained a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. Borrowings under the credit facilities were available to refinance certain indebtedness and for acquisitions, subject to the approval of the lenders in certain circumstances, working capital, capital expenditures and for general corporate purposes. As of December 31, 1999, $61.7 million was outstanding and standby letters of credit amounting to $10.4 million were issued under its $90.0 million credit facilities, including $2.6 million collateralizing certain outstanding sellers' notes. The credit facilities were refinanced in January 2000 with the first amended and restated Pegasus Media & Communications credit facility.

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

     In December 1999, Pegasus entered into a $35.5 million interim letter of credit facility. As of December 31, 1999, $35.5 million of standby letters of credit were issued under the credit facility, including $19.5 million collateralizing certain outstanding sellers' notes.

     In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005. This new credit facility amends Pegasus Media & Communications' existing $180.0 million senior, reducing revolving credit facility. The new credit facility is collateralized by substantially all of the assets of Pegasus Media & Communications and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the new Pegasus Media & Communications credit facility can be used for acquisitions and general corporate purposes.

     Commensurate with the closing of the new Pegasus Media & Communications credit facility, Pegasus borrowed $275.0 million under the term loan, outstanding balances under Pegasus Media & Communications' existing $180.0 million senior, reducing revolving credit facility, Digital Television Services' existing $90.0 million credit facilities and Pegasus' existing $35.5 million interim letter of credit facility were repaid and commitments under Digital Television Services' existing $90.0 million credit facilities and Pegasus' existing $35.5 million interim letter of credit facility were terminated. Additionally, in connection with the closing of the new Pegasus Media & Communications credit facility, Digital Television Services was merged with and into a subsidiary of Pegasus Media & Communications.

     In January 2000, Pegasus completed an offering of 3,000,000 shares of its 6.5% Series C convertible preferred stock, with a liquidation preference of $100 per share plus any accrued but unpaid dividends. Each share of 6.5% Series C convertible preferred stock will initially be convertible at the option of the holder into 0.7843 shares of Pegasus' Class A common stock. Pegasus may redeem the 6.5% Series C convertible preferred stock on or after August 1, 2001, subject to certain conditions, at redemption prices set forth in the certificate of designation, plus accumulated and unpaid dividends, if any.

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

Year 2000

     The year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 is approached and reached. An issue exists for all companies that rely on computers. This issue involves computer programs and applications that were written using two digits rather than four to identify the applicable year, and could result in systems failures or miscalculations. We have completed an assessment of and taken corrective measures to mitigate the potential adverse effects the year 2000 issue may have on our operations. Costs in connection with any modifications to make our systems compliant have not been and are not expected to be material. We are not currently aware of any operational or technical problems as a result of the change to the year 2000 and will continue to monitor the potential adverse impact of the year 2000 issue on our business; however, there can be no assurance that the year 2000 issue will not have a material adverse impact on our financial condition or our results of operations in the future.

Dividend Policy

     As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Pegasus Media & Communiations' credit facility and publicly held debt securities restricts it from paying dividends to Pegasus. In addition, Pegasus' ability to pay dividends and to incur indebtedness are subject to certain restrictions contained in Pegasus' publicly held debt securities, in the terms of Pegasus' Series A preferred stock and by Pegasus Media & Communications' credit facility and publicly held debt securities.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. We do not expect that the adoption of SFAS No. 133 will have a material effect on our business, financial position or results of operations.


OTHER

     In January 2000, Pegasus entered into an agreement and plan of merger to acquire Golden Sky Holdings, Inc. for up to 6.5 million shares of Pegasus' Class A common stock and the assumed net liabilities of Golden Sky Holdings, Inc. As of February 29, 2000, Golden Sky Holdings, Inc.'s operations consisted of providing DIRECTV services to approximately 350,500 subscribers in certain rural areas of 24 states in which Golden Sky Holdings, Inc. holds the exclusive rights to provide such services. Upon completion of the acquisition of Golden Sky Holdings, Inc., it will become a wholly owned subsidiary of Pegasus.

     In January 2000, Pegasus made an investment in Personalized Media Communications, LLC, an advanced communications technology company, of approximately $111.8 million, which consisted of $14.3 million in cash, 200,000 shares of Pegasus' Class A common stock (amounting to $18.8 million) and Pegasus' agreement, subject to certain conditions, to issue warrants to purchase 1.0 million shares of Pegasus' Class A common stock at an exercise price of $90.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the Black-Scholes pricing model and is approximately $78.8 million. A subsidiary of Personalized Media Communications, LLC granted to Pegasus an exclusive license for use of Personalized Media Communications, LLC's patent portfolio in the distribution of satellite services from specified orbital locations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about Pegasus' market sensitive financial instruments is provided below and constitutes a "forward-looking statement." Pegasus' major market risk exposure is changing interest rates that relate to its credit facilities, debt obligations and preferred stock. Pegasus' objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. Pegasus has entered into interest rate protection agreements on its credit facilities to limit its exposure to market interest rate fluctuations.

     Pegasus Media & Communications maintained a $180.0 million senior, reducing revolving credit facility. As of December 31, 1999, $142.5 million was outstanding. Interest on the credit facility is calculated on either the bank's base rate or LIBOR, plus an applicable margin. The credit facility was amended and restated in January 2000.

     Digital Television Services maintained a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. As of December 31, 1999, $42.7 million was outstanding and stand-by letters of credit amounting to $10.4 million were issued under its $70.0 million revolving credit facility. As of December 31, 1999, $19.0 million was outstanding under its $20.0 million term credit facility. Interest on the credit facilities is calculated at either the bank's base rate or the Eurodollar Rate, plus an applicable margin. The credit facilities were refinanced in January 2000 with the first amended and restated Pegasus Media & Communications credit facility.

     In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility and a $275.0 million senior term credit facility. Availability of borrowings under the revolving credit facility will reduce by specified amounts quarterly commencing on March 31, 2001 through maturity. The term credit facility is to be repaid in specified amounts quarterly commencing on March 31, 2001, with the balance due at maturity. Interest on the credit facility is calculated on either the bank's base rate or LIBOR, plus an applicable margin. The revolving credit facility expires in October 2004, and the term credit facility expires in April 2005.

     Commensurate with the closing of the first amended and restated Pegasus Media & Communications credit facility, Pegasus Media & Communications borrowed $275.0 million under the term loan, outstanding balances under Pegasus Media & Communications' existing $180.0 million credit facility and Digital Television Services' existing $90.0 million credit facilities were repaid and commitments under Digital Television Services' credit facilities were terminated.

     As of December 31, 1999, Pegasus estimated the fair value of its debt and preferred stock to be approximately $708.0 million and $149.9 million, respectively, using quoted market prices. The market risk associated with Pegasus' debt and preferred stock is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would increase the fair value of Pegasus' debt and preferred stock to approximately $717.5 million and $153.9 million, respectively.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth on pages F-1 through F-24.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers and directors of Pegasus.




              Name                  Age                               Position
              ----                  ---                               --------
Marshall W. Pagon ..............    44     Chairman of the Board, President and Chief Executive Officer
Robert N. Verdecchio ...........    43     Senior Vice President, Chief Financial Officer, Treasurer,
                                           Assistant Secretary and Director
Ted S. Lodge ...................    43     Senior Vice President, Chief Administrative Officer, General
                                           Counsel, Secretary and Director Designee
Howard E. Verlin ...............    38     Vice President and Assistant Secretary
Nicholas A. Pagon ..............    43     Vice President
M. Kasin Smith .................    39     Vice President and Acting Chief Financial Officer
Michael C. Brooks ..............    55     Director
Harry F. Hopper III ............    46     Director
James J. McEntee, III ..........    42     Director
Mary C. Metzger ................    54     Director
William P. Phoenix .............    42     Director
Riordon B. Smith ...............    39     Director
Donald W. Weber ................    63     Director
Robert F. Benbow ...............    64     Director Designee
William P. Collatos ............    45     Director Designee

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

     Robert N. Verdecchio has served as Pegasus' Senior Vice President, Chief Financial Officer and Assistant Secretary since its inception and as Pegasus' Treasurer since June 1997. He has also served similar functions for Pegasus Media & Communication's affiliates and predecessors in interest since 1990. Mr. Verdecchio has been a director of Pegasus and Pegasus Media & Communications since December 18, 1997. Mr. Verdecchio is a certified public accountant and has over 13 years of experience in the media and communications industry. Mr. Verdecchio is serving as a director of Pegasus as Marshall W. Pagon's designee to the board of directors. Mr. Verdecchio is currently on a leave of absence from Pegasus.

     Ted S. Lodge has served as Senior Vice President, Chief Administrative Officer, General Counsel and Assistant Secretary of Pegasus since July 1, 1996. In June 1997, Mr. Lodge became Pegasus' Secretary. From June 1992 through June 1996, Mr. Lodge practiced law with the law firm of Lodge & Company. During that period, Mr. Lodge was engaged by Pegasus as its outside legal counsel in connection with various matters. Mr. Lodge is expected to be elected a director of Pegasus, as one of Mr. Pagon's designees, at the time of the special meeting in connection with the Golden Sky acquisition.

     Howard E. Verlin is a Vice President and Assistant Secretary of Pegasus and is responsible for operating activities of Pegasus' direct broadcast satellite and cable subsidiaries, including supervision of their general managers. Mr. Verlin has served similar functions with respect to Pegasus' predecessors in interest and affiliates since 1987 and has over 15 years of experience in the media and communications industry.

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

     M. Kasin Smith served as a financial analyst of Pegasus from September 1998 through February 1999 and has served as Vice President of Finance since February 1999 and Acting Chief Financial Officer since August 1999. From May 1997 through September 1998, Mr. Smith served as a General Manager, Northwest region, of SkyView World Media Group, a master system operator for DIRECTV. From November 1996 to May 1997, Mr. Smith was Director of Finance for Sky Zone Media Access, LLC, a distributor of DIRECTV to apartments and multiple dwelling units. From 1993 to November 1996, Mr. Smith served as a manager at PricewaterhouseCoopers LLP. Mr. Smith is a certified public accountant and has over 8 years of public accounting experience.

     Michael C. Brooks has been a director of Pegasus since April 27, 1998. From February 1997 until April 27, 1998, Mr. Brooks had been a director of Digital Television Services, Inc. He has been a general partner of J.H. Whitney & Co., a venture capital firm, since January 1985. Mr. Brooks is also a director of Media Matrix, an Internet audience measurement company, SunGuard Data Systems Inc., a computer services company, USinternetworking, Inc., a web-based applications hosting company, and several private companies. Mr. Brooks is serving as a director of Pegasus as Whitney's designee to the board of directors and has informed Pegasus that he intends to resign from the Pegasus board at the time of the special meeting in connection with the Golden Sky acquisition.

     Harry F. Hopper III has been a director of Pegasus since April 27, 1998. From June 1996 until April 27, 1998, Mr. Hopper had been a director of Digital Television Services, Inc., or a manager of its predecessor, Digital Television Services, LLC. Mr. Hopper is a Managing Director of Columbia Capital Corporation and Columbia Capital LLC, which he joined in January 1994. Columbia Capital is a venture capital firm with an investment focus on communications services, network infrastructure and technologies and electronic commerce. Mr. Hopper is also a director of eBiz.Net, Inc., a web-hosting company, Pacific Internet Exchange Corporation, an Internet peering and data center company, Xemod, Inc., a producer of next-generation linear power amplifiers, Singleshop.com, Inc., a business-to-business, outsourced Internet shopping platform, and Broadslate Networks, Inc., a digital subscriber line service provider. Mr. Hopper is serving as a director of Pegasus as Columbia's designee to the board of directors.

     James J. McEntee, III has been a director of Pegasus since October 8, 1996. Mr. McEntee has been a member of the law firm of Lamb, Windle & McErlane, P.C. for the past eight years and a principal of that law firm for the past six years. Mr. McEntee is one of the directors designated as an independent director under the voting agreement.

     Mary C. Metzger has been a director of Pegasus since November 14, 1996. Ms. Metzger has been Chairman of Personalized Media Communications LLC and its predecessor company, Personalized Media Communications Corp. since February 1989. Ms. Metzger has also been Managing Director of Video Technologies International, Inc. since June 1986. Ms. Metzer is one of the directors designated as an independent director under the voting agreement. She is also a designee of Personalized Media under the agreement between Pegasus and Personalized Media. See Item 13: Certain Relationships and Related Transactions.

     William P. Phoenix has been a director of Pegasus since June 17, 1998. He is a Managing Director of CIBC World Markets Corp. and co-head of its Credit Capital Markets Group. Mr. Phoenix is also a member of CIBC World Markets Corp.'s credit investment and risk committees. Prior to joining CIBC World Markets Corp. in 1995, Mr. Phoenix had been a Managing Director of Canadian Imperial Bank of Commerce with management responsibilities for the bank's acquisition finance, mezzanine finance and loan workout and restructuring businesses. Mr. Phoenix joined Canadian Imperial Bank of Commerce in 1982. Mr. Phoenix is one of the directors designated as an independent director under the voting agreement.

     Riordon B. Smith has been a director of Pegasus since April 27, 1998. From February 1997 until April 27, 1998, Mr. Smith had been a director of Digital Television Services, Inc., or a manager of its predecessor, Digital Television Services, LLC. Mr. Smith is a Senior Vice President of Fleet Private Equity Co., Inc., which he joined in 1990. Fleet Private Equity Co., Inc. is a private equity fund with an investment focus in media and information, telecommunications, healthcare services, industrial manufacturing and business services. Mr. Smith also serves as a director of FreeRide.com LLC, a provider of online loyalty programs and direct marketing services, The MVL Group, Inc., a provider of custom market research and data collection services, HASCO International, Inc., a direct marketer of in-hospital infant portraits, and Root Communications Group, L.P., an operator of radio stations in the Southeast. Mr. Smith is serving as a director of Pegasus as Fleet's designee to the board of directors.

     Donald W. Weber has been a director of Pegasus since its incorporation and a director of Pegasus Media & Communications since November 1995. Until its acquisition by Pegasus in November 1997, Mr. Weber had been the President and Chief Executive Officer of ViewStar Entertainment Services, Inc., a National Rural Telecommunications Cooperative affiliate that distributed DIRECTV services in North Georgia, from August 1993 to November 1997. Mr. Weber is currently a member of the boards of directors of Powertel, Inc., a provider of wireless communications service, Knology Holdings, Inc., a provider of broadband communications service, Headhunter.net an online employment recruiter, and HIE, Inc., a producer of healthcare software, which are publicly-traded companies. Mr. Weber is one of the directors designated as an independent director under the voting agreement.

     Robert F. Benbow will be designated as a director by Alta Communications under the amended and restated voting agreement. Mr. Benbow has been a director of Golden Sky and its predecessors since February 1997. He is a Vice President of Burr, Egan, Deleage & Co., a private venture capital firm, and a managing general partner of Alta Communications, Inc., a private venture capital firm. Prior to joining Burr, Egan, Deleage & Co. in 1990, Mr. Benbow spent 22 years with the Bank of New England N.A., where he was a Senior Vice President responsible for special industries lending in the areas of media, project finance and energy. Additionally, he serves as a director of Diginet Americas, Inc., a fixed wireless local loop service provider throughout South America, of Advanced Telcom Group, Inc., a competitive local exchange carrier, and of Preferred Networks, Inc., a public paging company.

     William P. Collatos will be designated as a director by Spectrum Equity Investors under the amended and restated voting agreement. Mr. Collatos has been a director of Golden Sky and its predecessors since March 1997. He is a managing general partner of Spectrum Equity Investors, a private equity investment firm focused on the communications services, networking infrastructure, electronic commerce and media industries, which he founded in 1993. He serves as director of Galaxy Telecom, GP, the general partner of Galaxy Telecom, L.P., which owns, operates and develops cable television systems, ITXC Corp., a global provider of Internet-based voice, fax and voice-enabled services, and JazzTel, a competitive local exchange provider based in Madrid, Spain.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Pegasus' executive officers and directors and persons who own more than ten percent of a registered class of Pegasus' equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Pegasus with copies of these reports. Based on Pegasus' review of the copies of these reports received by it, and written representations, if any, received from reporting persons with respect to the filing of reports on Form 3, 4 and 5, Pegasus believes that all filings required to be made by the reporting persons for 1999 were made on a timely basis for 1999 with the following exception: a Form 4 for Nicholas A. Pagon, an executive officer of Pegasus, reporting the grant in December 1998 of options to purchase 40,000 shares of Class A common stock was filed in April 1999. The grant should have been reported on a Form 4 filed in January 1999 or a Form 5 filed in February 1999.

ITEM 11: EXECUTIVE COMPENSATION

     The following table sets forth certain information for Pegasus' last three fiscal years concerning the compensation paid to the Chief Executive Officer and to each of Pegasus' four most highly compensated officers. The most highly compensated officers are those whose total annual salary and bonus for the fiscal year ended December 31, 1999 exceeded $100,000.


                                                                 Annual
                                                              Compensation
                                               -------------------------------------------
                                                                               Other
                                                                               Annual
         Name             Principal Position    Year        Salary        Compensation(1)
        ------          ---------------------  ------      --------      -----------------
Marshall W. Pagon       President and Chief    1999       $ 274,743             --
                        Executive Officer      1998       $ 200,000             --
                                               1997       $ 200,000             --
Robert N. Verdecchio    Senior VP and Chief    1999       $ 188,717          $50,000
                        Financial Officer      1998       $ 150,000             --
                                               1997       $ 150,000             --
Ted S. Lodge            Senior VP, Chief       1999       $ 164,647          $50,000
                        Administrative
                        Officer                1998       $ 150,000             --
                        and General Counsel    1997       $ 150,000             --
Howard E. Verlin        VP, Satellite and      1999       $ 155,974          $45,000
                        Cable Television       1998       $ 135,000             --
                                               1997       $ 135,000             --
Nicholas A. Pagon       Vice President         1999       $ 133,442             --
                                               1998       $  13,666(5)          --


                                Long-Term
                           Compensation Awards
                        --------------------------
                         Restricted    Securities
                            Stock      Underlying       All Other
         Name             Award(2)       Options     Compensation(3)
        ------          ------------  ------------  ----------------
Marshall W. Pagon         $124,978      190,000       $60,096(4)
                          $ 77,161       85,000       $67,274(4)
                          $100,558       85,000       $63,228(4)
Robert N. Verdecchio      $ 49,967       70,000       $ 6,380
                          $ 38,580       40,000       $12,720
                          $ 50,279       40,000       $ 9,500
Ted S. Lodge              $ 54,068       85,000       $ 3,600
                          $ 30,864       60,000       $ 9,263
                          $ 40,223       40,000       $ 1,800
Howard E. Verlin          $ 99,974       95,000       $ 1,620
                          $110,125       40,000       $ 5,480
                          $100,558       40,000       $ 1,685
Nicholas A. Pagon               --       45,000            --
                                --       40,000            --

------------
(1) Pursuant to Pegasus' restricted stock plan, an executive officer may elect to receive a portion of the award in the form of cash. The amounts listed in this column reflect the cash portion of discretionary awards granted under the restricted stock plan.
(2) During fiscal 1999, an aggregate of 3,164, 2,531, 2,685 and 3,670 shares were granted to Messrs. Marshall Pagon, Verdecchio, Lodge and Verlin, respectively. Based upon the closing price of the Class A common stock on December 31, 1999 of $97.75 per share, the shares awarded to Messrs. Marshall Pagon, Verdecchio, Lodge and Verlin during fiscal 1999 had a value of $309,281, $247,405, $262,459, and $358,743, respectively, on
    December 31, 1999. All awards made during fiscal 1999 were fully vested on the date of grant. Generally, awards made under Pegasus' restricted stock plan were based upon years of service with Pegasus from date of initial employment. As a consequence, all awards made to Messrs. Marshall Pagon, Verdecchio and Verlin were fully vested in 1997 and 1998 on the date of grant. During 1997, 9,090, 4,545, and 9,090 shares issued to Messrs. Marshall Pagon, Verdecchio, and Verlin were fully vested on March 21, 1997, the date they were granted. During 1998, 3,609, 1,804 and 5,152 shares issued to Messrs. Marshall Pagon, Verdecchio and Verlin were fully vested on February 17, 1998, the date they were granted. Mr. Lodge's employment with Pegasus began on July 1, 1996. Mr. Lodge's awards granted in fiscal 1998 were vested as to 34% on July 1, 1998, an additional 33% on July 1, 1999 and the remaining 33% on July 1, 2000.
(3) Unless otherwise indicated, the amounts listed represent Pegasus' contributions under its 401(k) plans.
(4) Of the amounts listed for Marshall W. Pagon in each of the years of 1999, 1998 and 1997, $53,728, represents the actuarial benefit to Mr. Pagon of premiums paid by Pegasus in connection with the split dollar agreement entered into by Pegasus with the trustees of insurance trust established by Mr. Pagon. See Item 13: Certain Relationships and Related Transactions -- Split Dollar Agreement. The remainder represents Pegasus' contributions under its 401(k) plans.
(5)  Nicholas A. Pagon became an employee of Pegasus on November 5, 1998.

     Pegasus granted options to employees to purchase a total of 727,346 shares during 1999. The amounts set forth below in the columns entitled "5%" and "10%" represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.


                             Option Grants in 1999

                                                                                         Potential Realizable Value
                                                                                           at Assumed Annual Rates
                                                                                               of Stock Price
                                                                                                Appreciation
                                                Individual Grants                              for Option Term
                             --------------------------------------------------------   -----------------------------
                                             % of Total
                               Number of      Options
                              Securities     Granted to
                              Underlying     Employees      Exercise
                                Options      in Fiscal     Price Per      Expiration
           Name                 Granted         Year         Share           Date             5%             10%
          ------             ------------   -----------   -----------   -------------   -------------   -------------
Marshall W. Pagon ........     95,000       13.1%         $ 39.500         5/4/2009      $2,359,927     $ 5,980,519
                               95,000       13.1%         $ 80.875       12/17/2009      $4,831,876     $12,244,923
Robert N. Verdecchio .....     45,000        6.2%         $ 39.500         5/4/2009      $1,117,860     $ 2,832,877
                               25,000        3.4%         $ 80.875       12/17/2009      $1,271,546     $ 3,222,348
Howard E. Verlin .........     45,000        6.2%         $ 39.500         5/4/2009      $1,117,860     $ 2,832,877
                               50,000        6.9%         $ 80.875       12/17/2009      $2,543,093     $ 6,444,696
Ted S. Lodge .............     45,000        6.2%         $ 39.500         5/4/2009      $1,117,860     $ 2,832,877
                               40,000        5.5%         $ 80.875       12/17/2009      $ 2034,474     $ 5,155,757
Nicholas A. Pagon ........     20,000        2.7%         $ 39.500         5/4/2009      $  496,827     $ 1,259,057
                               25,000        3.4%         $ 80.875       12/17/2009      $1,271,546     $ 3,222,348

     The table below shows aggregated stock option exercises by the named executive officers in 1999 and 1999 year-end values. In-the-money options, which are listed in the last two columns, are those in which the fair market value of the underlying securities exceeds the exercise price of the option. The closing price of Pegasus' Class A common stock on December 31, 1999 was $97.75 per share.

      Aggregated Option Exercises in 1999 and 1999 Year-End Option Values

                                                                     Number of                Value of Unexercised
                                                                Unexercised Options           In-the-Money Options
                                                                 at Fiscal Year-End            at Fiscal Year-End
                                                              ------------------------   ------------------------------
                                     Shares
                                  Acquired on       Value      Execis-     Unexercis-       Exercis-       Unexercis-
             Name                   Exercise      Realized       able         able            able            able
            ------               -------------   ----------   ---------   ------------   -------------   --------------
Marshall W. Pagon ............        0             --         76,500        283,500      $6,200,750      $14,812,375
Robert N. Verdecchio .........        0             --         38,180        111,820      $3,107,115      $ 6,466,010
Howard E. Verlin .............        0             --         38,180        136,820      $3,107,115      $ 6,887,885
Ted S. Lodge .................        0             --         48,180        136,820      $3,872,115      $ 7,484,135
Nicholas A. Pagon ............        0             --          8,000         77,000      $  581,000      $ 3,910,875

Compensation of Directors

     Under Pegasus' by-laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the board of directors. Pegasus currently pays its directors who are not employees or officers of Pegasus an annual retainer of $10,000 plus $750 for each board meeting attended in person, $350 for each meeting of a committee of the board and $375 for each board meeting held by telephone. The annual retainer is payable, at each director's option, in cash or in the form of options to purchase Pegasus' Class A common stock. Pegasus also reimburses each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the board or committee of the board.

     On May 5, 1999, James J. McEntee, III, Mary C. Metzger, Donald W. Weber, William P. Phoenix, Harry F. Hopper III, Michael C. Brooks, and Riordon B. Smith, who were then all of Pegasus' nonemployee directors, each received options to purchase 5,000 shares of Class A common stock under Pegasus' stock option plan. Each option vests in annual installments of 2,500 shares, was issued at an exercise price of $39.50 per share -- the closing price of the Class A common stock at the time of the grant -- and is exercisable until the tenth anniversary from the date of grants. On December 17, 1999, James J. McEntee, III, Mary C. Metzger, Donald W. Weber, William P. Phoenix, Harry F. Hopper III, Michael C. Brooks, and Riordon B. Smith, who were then all of Pegasus' nonemployee directors, each received options to purchase 5,000 shares of Class A common stock under Pegasus' stock option plan. Each option vests in annual installments of 2,500 shares, was issued at an exercise price of $80.875 per share -- the closing price of the Class A common stock at the time of the grant -- and is exercisable until the tenth anniversary from the date of grant.

Compensation Committee Interlocks and Insider Participation

     During 1999, the board of directors generally made decisions concerning executive compensation of executive officers. The board included Marshall W. Pagon, the President and Chief Executive Officer of Pegasus, and Robert N. Verdecchio, Pegasus' Senior Vice President and Chief Financial Officer. A special stock option committee, however, made certain decisions regarding option grants under the stock option plan. Both the stock option plan and restricted stock plan are discussed below.

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

     Although the restricted stock plan and 401(k) plans, like conventional stock option programs provide compensation to employees as a function of growth in stockholder value, the tax and accounting treatments of these programs are different. For tax purposes, incentive compensation awarded under the restricted stock plan generally and the 401(k) plans is fully tax deductible as compared to conventional stock option grants which generally are only partially tax deductible upon exercise. For accounting purposes, conventional stock option programs generally do not result in a charge to earnings while compensation under the restricted stock plan generally and the 401(k) plans do result in a charge to earnings. Pegasus believes that these differences result in a lack of comparability between the EBITDA of companies that utilize conventional stock option programs and Pegasus' EBITDA. The table below lists the specific maximum components of the restricted stock plan and the 401(k) plans in terms of a $1 increase in annual location cash flow. The table does not list excess and discretionary awards under the restricted stock plan or matching contributions under the 401(k) plans.

                                         Component                                             Amount
                                        -----------                                          ---------
Restricted stock grants to general managers based on the increase in annual location cash
 flow of individual business units .......................................................    6 Cents
Restricted stock grants to department managers based on the increase in annual location
 cash flow of individual business units ..................................................    6 Cents
Restricted stock grants to corporate managers (other than executive officers) based on the
 company-wide increase in annual location cash flow ......................................    3 Cents
Restricted stock grants to employees selected for special recognition ....................    5 Cents
Restricted stock grants under the 401(k) plans for the benefit of all eligible employees
 and allocated pro-rata based on wages ...................................................   10 Cents
                                                                                             ---------
Total ....................................................................................   30 Cents

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

Stock Option Plan

     The Pegasus Communications 1996 Stock Option Plan became effective in September 1996 and terminates in September 2006. Under the stock option plan, up to 1,300,000 shares of Class A common stock are available for the granting of nonqualified stock options and options qualifying as incentive stock options under Section 422 of the Internal Revenue Code. Effective December 18, 1998, all Pegasus employees are eligible to receive non-qualified stock options and incentive stock options under the stock option plan. No employee, however, may be granted options covering more than 550,000 shares of Class A common stock under the stock option plan. Directors of Pegasus who are not employees of Pegasus are eligible to receive non-qualified stock options under the stock option plan. Currently, seven non-employee directors are eligible to receive options under the stock option plan. The stock option plan provides for discretionary option grants made by a board committee or the full board. In addition, as of December 18, 1998 each full time employee of Pegasus who is not an executive officer is eligible to receive a grant of an option to purchase 100 shares of Class A common stock under the stock option plan.

401(k) Plans


     Effective January 1, 1996, Pegasus Media & Communications, Inc. adopted the Pegasus Communications Savings Plan for eligible employees of that company and its domestic subsidiaries. Effective October 1, 1996, the Pegasus' Puerto Rico subsidiary adopted the Pegasus Communications Puerto Rico Savings Plan for eligible employees of Pegasus' Puerto Rico subsidiaries. Substantially all Pegasus employees who, as of the enrollment date under the 401(k) plans, have completed at least one year of service with Pegasus are eligible to participate in one of the 401(k) plans. Participants may make salary deferral contributions of 2% to 6% of salary to the 401(k) plans. Pegasus may make three types of contributions to the 401(k) plans, each allocable to a participant's account if the participant completes at least 1,000 hours of service in the applicable plan year, and is employed on the last day of the applicable plan year.


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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth share information as of March 6, 2000, regarding the beneficial ownership of the Class A common stock and Class B common stock by:


   o each stockholder known to Pegasus to be the beneficial owner, as defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 5% of the Class A common stock and Class B common stock, based upon Pegasus' records or the records of the SEC;


   o each director of Pegasus;


   o each person who will be elected to Pegasus' board of directors upon consummation of the acquisition of Golden Sky;


   o each of the top five most highly compensated officers whose total annual salary and bonus or the fiscal year ended December 31, 1999 exceeded $100,000; and


   o all executive officers and directors of Pegasus as a group.

     Holders of Class A common stock are entitled to one vote per share on all matters submitted to a vote of stockholders generally, and holders of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, and accordingly, holders of Class B common stock are deemed to own the same number of shares of Class A common stock. Pegasus Communications Holdings, Inc., two of its subsidiaries and Pegasus Capital, L.P. hold in the aggregate all shares of Class B common stock, representing on a fully diluted basis 21.8% of the common stock, and without giving effect to the voting agreement, 73.6 % of the combined voting power of all voting stock. Without giving effect to the voting agreement, Marshall W. Pagon is deemed to be the beneficial owner of all of the Class B common stock; the table gives effect to the voting agreement. The outstanding capital stock of Pegasus Communications Holdings, Inc. consists of 64,119 shares of Class A voting common stock and 5,000 shares of non-voting stock, all of which are beneficially owned by Marshall W. Pagon.


     Unless otherwise provided, the address of each natural person is c/o Pegasus Communications Management Company, 225 City Line Avenue, Suite 200, Bala Cynwyd, Pennsylvania 19004.



                                                               Pegasus Class A
                                                                Common Stock
               Name and address of                              Beneficially
                Beneficial Owner                                    Owned
               -------------------                -----------------------------------------
                                                         Shares                    %
                                                        --------                 -----
Marshall W. Pagon(1) ...........................      5,528,751(2)(3)(4)          26.7
Robert N. Verdecchio ...........................        345,052(4)(5)(6)           2.2
Howard E. Verlin ...............................        123,198(5)(7)               *
Ted S. Lodge ...................................        116,699(8)                  *
Nicholas A. Pagon ..............................         23,941(9)                  *
James J. McEntee, III ..........................         18,670(10)                 *
Mary C. Metzger ................................        213,000(11)                1.3
Donald W. Weber ................................        175,920(12)                1.1
William P. Phoenix .............................          2,670(13)                 *
Harry F. Hopper III ............................        198,668(14)                1.3
Michael C. Brooks ..............................         33,716(15)                 *
Riordon B. Smith ...............................      5,528,751(3)(16)            26.7
Harron Communications Corp.(17) ................        852,110                    5.4
T. Rowe Price Associates, Inc. and related
 entities(18) ..................................      1,400,000                    8.8
Wellington Management Company, LLP(19) .........      1,600,000                   10.1
PAR Capital Management, Inc.(20) ...............        950,000                    6.0
Fleet Venture Resources, Inc. and related
 entities(21) ..................................      5,528,751(3)                26.7
Robert F. Benbow(22) ...........................             --                     --
William P. Collatos(22) ........................             --                     --
Putnam Investments, Inc.(23) ...................      1,970,586                   12.4
Directors and executive officers as a group(24)
 (consists of 13 persons) ......................      6,660,376                   31.7



                                                       Pegasus Class B
                                                        Common Stock
               Name and address of                      Beneficially           Voting
                Beneficial Owner                            Owned              Power
               -------------------                -------------------------  ---------
                                                        Shares          %        %
                                                       --------       -----  ---------
Marshall W. Pagon(1) ...........................       4,581,900(3)    100      75.5
Robert N. Verdecchio ...........................              --        --        *
Howard E. Verlin ...............................              --        --        *
Ted S. Lodge ...................................              --        --        *
Nicholas A. Pagon ..............................              --        --        *
James J. McEntee, III ..........................              --        --        *
Mary C. Metzger ................................              --        --        *
Donald W. Weber ................................              --        --        *
William P. Phoenix .............................              --        --        *
Harry F. Hopper III ............................              --        --        *
Michael C. Brooks ..............................              --        --        *
Riordon B. Smith ...............................       4,581,900(3)    100      75.5
Harron Communications Corp.(17) ................              --        --       1.4
T. Rowe Price Associates, Inc. and related
 entities(18) ..................................              --        --       2.3
Wellington Management Company, LLP(19) .........              --        --       2.6
PAR Capital Management, Inc.(20) ...............              --        --       1.5
Fleet Venture Resources, Inc. and related
 entities(21) ..................................       4,581,900(3)    100      75.5
Robert F. Benbow(22) ...........................              --        --       --
William P. Collatos(22) ........................              --        --       --
Putnam Investments, Inc.(23) ...................              --        --       --
Directors and executive officers as a group(23)
 (consists of 13 persons) ......................       4,581,900       100      76.9

------------
* Represents less than 1% of the outstanding shares of Class A common stock or less than 1% of the voting power, as applicable.


 (1) Pegasus Capital, L.P. holds 1,217,348 shares of Class B common stock. Mr. Pagon is the sole shareholder of the general partner of Pegasus Capital, L.P. and is deemed to be the beneficial owner of these shares. All of the 3,364,552 remaining shares of Class B common stock are owned by Pegasus Communications Holdings, Inc. and two of its subsidiaries. All the capital stock of Pegasus Communications Holdings, Inc. are held by Pegasus Communications Limited Partnership. Mr. Pagon controls Pegasus Communications Limited Partnership by reason of his ownership of all the outstanding voting stock of the sole general partner of a limited partnership that is, in turn, the sole general partner in Pegasus Communications Limited Partnership. Therefore, apart from the voting agreement described in note 3 below, Mr. Pagon is the beneficial owner of 100% of Class B common stock with sole voting and investment power over all such shares.

 (2) Includes 4,581,900 shares of Class B common stock, which are convertible into shares of Class A common stock on a one-for-one basis and 186,911 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

 (3) The following persons are parties to a voting agreement:
     o Marshall W. Pagon;
     o Pegasus, Pegasus Capital, L.P., Pegasus Communications Holdings, Inc., Pegasus Scranton Offer Corp, and Pegasus Northwest Offer Corp;
     o Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P. and Kennedy Plaza Partners (which are discussed in note 21 below).

     The voting agreement provides that these parties vote all shares held by them in the manner specified in the voting agreement. As a consequence of being parties to the voting agreement, each of these parties is deemed to have shared voting power over certain shares beneficially owned by them in the aggregate for the purposes specified in the voting agreement. Therefore, the parties to the voting agreement are each deemed to be the beneficial owner with respect to 4,581,900 shares of Class B common stock and 5,528,751 shares of Class A common stock, including 4,581,900 shares of Class A common stock issuable upon conversion of the all outstanding shares of Class B common stock.

 (4) This includes 120,009 shares of Class A common stock held in Pegasus' 401(k) plan, over which Messrs. Pagon and Verdecchio share voting power in their capacities as co-trustees.

 (5) On March 26, 1997, the SEC declared effective a registration statement filed by Pegasus, which would permit Messrs. Verdecchio and Verlin to sell certain shares of their Class A common stock subject to certain vesting and other restrictions. Messrs. Verdecchio and Verlin have sole voting and investment power over their shares, subject to certain vesting restrictions.

 (6) This includes 88,770 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

 (7) This includes 71,500 shares of Class A common stock which are issuable upon the exercises of the vested portion of outstanding stock options.

 (8) This includes 1,500 shares of Class A common stock owned by Mr. Lodge's wife, for which Mr. Lodge disclaims beneficial ownership, and 109,770 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

 (9) This includes 18,000 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(10) This includes 12,670 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options and 1,000 shares held beneficially by Mr. McEntee's wife, for which Mr. McEntee disclaims beneficial ownership.

(11) This includes 200,000 shares of Class A common stock received in the investment of Pegasus in Personalized Media & Communications, LLC, of which Ms. Metzger is Chairman. See Item 13: Certain Relationships and Related Transactions -- Investment in Personalized Media Communications, LLC and Licensing of Patents. Also includes 9,500 shares of Class A common stock, which are issuable upon the exercise of the vested portion of the outstanding stock options.

(12) This includes 15,885 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options.

(13) This consists of 2,670 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options.

(14) This includes 2,670 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options, and 4,750 shares held by the Hopper Family Foundation, of which Mr. Hopper is a trustee and officer. The address of this person is c/o Columbia Capital Corporation, 201 N. Union Street, Suite 300, Alexandria, Virginia 22314-2642.

(15) This includes 2,670 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options. The address of this person is 177 Broad Street, Stamford, Connecticut 06901.

(16) The information for Mr. Smith includes all shares of Class A common stock held by Fleet Venture Resources, Inc. and its related entities, as described below in note 21. Mr. Smith is a Senior Vice

     President of each of the managing general partners of Fleet Equity Partners VI, a Senior Vice President of Fleet Venture Resources, a Senior Vice President of the corporation that is the general partner of the partnership that is the general partner of Chisholm Partners III, and a partner of Kennedy Plaza Partners. As a Senior Vice President of Fleet Growth Resources II, Inc. and Silverado IV Corp., the two general partners of Fleet Equity Partners, and as a Senior Vice President of Fleet Venture Resources and Silverado III Corp., the general partner of the partnership Silverado III, L.P., which is the general partner of Chisholm Partners III, and as a partner of Kennedy Plaza Partners, Mr. Smith disclaims beneficial ownership for all shares held directly by those entities, except for his pecuniary interest therein. The information for Mr. Smith also includes 2,500 shares of Class A common stock, which are issuable upon the exercise of the vested portion of outstanding stock options. The address of this person is 50 Kennedy Plaza, RI MO F12C, Providence, Rhode Island 02903.

(17) The address of Harron Communications Corp. is 70 East Lancaster Avenue, Frazer, Pennsylvania 19355.

(18) The address of T. Rowe Price Associates is 100 East Pratt St., Baltimore, Maryland 21202.

(19) The address of Wellington Management Company is 75 State Street, Boston, Massachusetts 02109.

(20) The address of this entity is Suite 1600, One Financial Center, Boston, Massachusetts 02111.

(21) This includes the following number of shares of Class A common stock held by the designated entity: Fleet Venture Resources, Inc. (351,186); Fleet Equity Partners VI, L.P. (150,479); Chisholm Partners III, L.P. (127,611); and Kennedy Plaza Partners (8,155). The address of each of these entities is 50 Kennedy Plaza, RI MO F12C, Providence, Rhode Island 02903.

(22) This is a designee for director who will become a director upon completion of the Golden Sky Merger.

(23) This includes the following number of shares of Class A common stock held by the designated entity: Putnam Investments, Inc. (985,293); Putnam Investment Management, Inc. (709,193); and The Putnam Advisory Company, Inc. (276,100). The address of these entities is One Post Office Square, Boston, MA 02109.

(24) See notes 1, 2 and 4 with respect to Mr. Marshall W. Pagon, notes 4, 5, 6, 7, 8, and 9 with respect to Messrs. Verdecchio, Verlin, Lodge and Nicholas
     A. Pagon, notes 10, 11, 12, 13, 14, 15 and 16 with respect to Ms. Metzger and Messrs. McEntee, Phoenix, Hopper, Brooks and Smith, and note 3 with respect to the voting agreement currently in place. Also includes 100 shares of Class A common stock, which are issuable upon the vested portion of outstanding stock options.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Split Dollar Agreement

     In December 1996, Pegasus entered into a split dollar agreement with the trustees of an insurance trust established by Marshall W. Pagon. Under the split dollar agreement, Pegasus agreed to pay a portion of the premiums for certain life insurance policies covering Mr. Pagon owned by the insurance trust. The agreement provides that Pegasus will be repaid for all amounts it expends for such premiums, either from the cash surrender value or the proceeds of the insurance policies. The actuarial benefit to Mr. Pagon of premiums paid by Pegasus amounted to $53,728 in each of the years of 1997, 1998 and 1999.

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

     Pegasus amended its agreement with W.W. Keen Butcher and his affiliated entities in the fourth quarter of 1999 to increase the amount of collateral that Pegasus will maintain for bank loans to Mr. Butcher and the affiliated entities. Under the amendment, Pegasus will maintain collateral for up to $8.0 million in principal amount such bank loans. Mr. Butcher and the affiliated entities must continue to contribute the proceeds from these bank loans to one or more entities owned by Mr. Butcher for acquisition of television broadcast stations to be programmed by Pegasus pursuant to local marketing agreements.

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

     On July 2, 1998, Pegasus assigned to one of the Butcher companies its option to acquire the FCC license for television station WFXU, which rebroadcasts WTLH pursuant to a local marketing agreement with Pegasus. The Butcher company paid Pegasus $50,000 for the option. In May 1999, the Butcher company purchased the station and assumed the obligations under the local marketing agreement with Pegasus. The Butcher company borrowed the $50,000 under the loan collateral arrangement, and granted Pegasus an option to purchase the station on essentially the same terms described above for WOLF. The local marketing agreement provides for a reimbursement of expenses by Pegasus and a term of five years, with one automatic five-year renewal.

     Pegasus currently provides programming under a local marketing agreement to television station WPME. Under the local marketing agreement, Pegasus also holds an option to purchase WPME. One of the Butcher companies expects to acquire WPME and the FCC license from the current owner in the near future. The Butcher company would continue the local marketing agreement with Pegasus and Pegasus would retain its option to acquire WPME. Pegasus believes that the WOLF and WFXU transactions were done at fair value and that any future transactions that may be entered into with the Butcher companies or similar entities, including the WPME transaction as described, will also be done at fair value.


Acquisition of Digital Television Services, Inc.

     On April 27, 1998, Pegasus acquired Digital Television Services, Inc. through the merger of a subsidiary of Pegasus into Digital Television Services. Prior to the merger, Digital Television Services was the second largest independent distributor of DIRECTV services serving 140,000 subscribers in 11 states.

     In connection with the merger, Pegasus issued approximately 5.5 million shares of its Class A common stock to the stockholders of Digital Television Services and assumed approximately $159 million of liabilities. Pegasus also granted registration rights to certain of Digital Television Service's stockholders, including Columbia Capital Corporation, Columbia DBS, Inc., Whitney Equity Partners, L.P., Fleet Venture Resources, Inc. and its affiliates and Harry F. Hopper III. Mr. Hopper received shares of Class A common stock in the Digital Television Services merger and has an ownership interest in Columbia Capital Corporation, which received 429,812 shares. As a result of the Digital Television Services merger and the voting agreement described below, Michael C. Brooks, Harry F. Hopper, III and Riordon B. Smith were elected to Pegasus' board of directors.

Voting Agreement

     On April 27, 1998, in connection with the Digital Television Services merger, Pegasus, Marshall W. Pagon and a number of partnerships and corporations controlled by him, and Fleet Venture Resources, Fleet Equity Partners, Chisholm Partners III, L.P., Kennedy Plaza Partners, Whitney Equity Partners, Columbia Capital Corporation and Columbia DBS, Inc. entered into a voting agreement. The voting agreement covers all shares of Class B common stock and other voting securities of Pegasus held at any time by Mr. Pagon and his controlled entities and shares of Class A common stock received in the Digital Television Services merger by Chisholm and the Fleet entities, Columbia and Whitney. It provides that holders of such shares vote their respective shares in the manner specified in the voting agreement. In particular, the voting agreement establishes that Pegasus' board of directors will consist initially of nine members: three independent directors, three directors designated by Mr. Pagon and one director to be designated by each of Chisholm Partners III, L.P., Columbia Capital Corporation and Whitney Equity Partners. The voting agreement also provides that the committees of the board of directors will consist of an audit committee, a compensation committee and a nominating committee. Each committee shall consist of one independent director, one director designated by Mr. Pagon and one director designated by a majority of the directors designated by Chisholm Partners III, L.P., Columbia Capital Corporation and Whitney Equity Partners. As a result of the voting agreement, the parties to the agreement have sufficient voting power without the need for the vote of any other shareholder, to elect the entire board of directors. James J. McEntee, III, Mary C. Metzger, William P. Phoenix and Donald W. Weber are serving as independent directors of Pegasus. Marshall W. Pagon and Robert
N. Verdecchio are serving as directors of Pegasus as designees of Mr. Pagon. Harry F. Hopper III is serving as a director of Pegasus as a designee of Columbia Capital Corporation; Michael C. Brooks is serving as a director of Pegasus as a designee of Whitney Equity Partners; and Riordon B. Smith is serving as a director of Pegasus as a designee of Chisholm Partners III, L.P. When the transaction is completed, the existing voting agreement with certain of Pegasus' stockholders will be amended to increase the board of directors to eleven members, to give certain of Golden Sky's stockholders the right to designate two directors, and to give Mr. Marshall Pagon the right to designate four directors. See Item 1: Business -- Recent Completed and Pending Transactions -- Pending Transactions -- Merger with Golden Sky Holdings, Inc.

     The voting agreement terminates with respect to any covered share upon the sale or transfer of any such share to any person other than a permitted transferee. In addition, the right of Chisholm Partners III, L.P., Columbia Capital Corporation and Whitney Equity Partners to designate a director terminates when the Fleet entities, Columbia Capital Corporation and certain of its owners, and Whitney Equity Partners cease owning one-half of the shares originally received by each of them in the Digital Television Services merger or in certain other circumstances. Whitney distributed shares it owned to its partners in 1999 and, thus, has lost its right to designate a director under the voting agreement. Columbia Capital Corporation and its subsidiaries and owners have sold more than one-half of the shares originally received by them. Columbia Capital Corporation has therefore also lost its right to designate a director under the voting agreement.


Communications License Re-Auction

     Pegasus PCS Partners, a company owned and controlled by Marshall W. Pagon, holds personal communications system licenses in Puerto Rico. We have made an approximately $4.8 million investment in Pegasus PCS Partners. Pegasus itself did not meet the qualification criteria for the FCC's re-auction in which Pegasus PCS Partners acquired certain of its licenses.


CIBC World Markets Corp. and Affiliates

     William P. Phoenix is a Managing Director of CIBC World Markets Corp. CIBC World Markets and its affiliates have provided various services to Pegasus and its subsidiaries since the beginning of 1997. CIBC World Markets has historically performed a number of services for Pegasus, including serving as one of the initial purchasers in Pegasus' January 2000 Rule 144A offering of $300.0 million in aggregate liquidation preference of Series C convertible preferred stock. In this capacity, CIBC World Markets received customary underwriting discounts and commissions.

   CIBC World Markets has also performed the following services for Pegasus:

   o provided a fair market value appraisal in connection with the merger of Digital Television Services, Inc. into a wholly-owned subsidiary of Pegasus and the designation of Digital Television Services as a restricted subsidiary;

   o acted as a dealer manager in connection with an offer by Pegasus to exchange its 121/2% Series A senior notes due 2007 for senior subordinated notes of Digital Television Services and DTS Capital, Inc. and a related consent solicitation;

   o issued letters of credit in connection with bridge financing obtained by Pegasus;

   o provided fairness opinions to Pegasus and/or its affiliates in connection with certain intercompany loans and other intercompany transactions;

   o acted as lender in connection with the Pegasus Media & Communications credit facility;

   o provided a fairness opinion in connection with this merger;

   o acted as Administrative Agent in connection with a credit facility of Digital Television Services; and

   o acted as underwriter in Pegasus' 1999 equity offering.

     In addition, CIBC World Markets has agreed to purchase, subject to definitive documentation, any and all Golden Sky notes tendered in response to Golden Sky's offer to purchase such notes. CIBC World Markets will receive fees of approximately $1.0 million under this arrangement.

     In the first two months of 2000 and during 1999, for services rendered, Pegasus or its subsidiaries paid to CIBC World Markets an aggregate of $3.4 million and $940,000, respectively, in fees. Pegasus believes that all fees paid to CIBC World Markets in connection with the transactions described above were customary. Pegasus anticipates that it or its subsidiaries may engage the services of CIBC World Markets in the future, although no such engagement is currently contemplated.

Investment in Personalized Media Communications, LLC and Licensing of Patents

     On January 13, 2000, Pegasus made an investment in Personalized Media Communications, LLC. Personalized Media is an advanced communications technology company that owns as intellectual property portfolio consisting of seven issued U.S. patents and over 10,000 claims submitted in several hundred pending U.S. patent applications. A majority of pending claims are based on a 1981 filing date, with the remainder based on a 1987 filing date. Mary C. Metzger, Chairman of Personalized Media and a member of Pegasus' board of directors, and John C. Harvey, Managing Member of Personalized Media and Ms. Metzger's husband, own a majority of and control Personalized Media as general partners of the Harvey Family Limited Partnership.

     A subsidiary of Personalized Media granted Pegasus an exclusive license for the distribution of satellite based services using Ku band BSS frequencies at the 101o, 110o and 119o West Longitude orbital locations and Ka band FSS frequencies at the 99o, 101o, 103o and 125o West Longitude orbital locations, which frequencies have been licensed by the FCC to affiliates of Hughes Electronics Corporation. In addition, Personalized Media granted to Pegasus the right to license on an exclusive basis and on favorable terms the patent portfolio of Personalized Media in connection with other frequencies that may be licensed to Pegasus in the future.

     The license granted by Personalized Media's subsidiary provides rights to all claims covered by Personalized Media's patent portfolio, including functionality for automating the insertion of programming at a direct broadcast satellite uplink, the enabling of pay-per-view buying, the authorization of receivers, the assembly of records of product and service selections made by viewers including the communication of this information to billing and fulfillment operations, the customizing of interactive program guide features and functions made by viewers and the downloading of software to receivers by broadcasters. Pegasus will pay license fees to Personalized Media of $100,000 per year for three years.

     Pegasus acquired preferred interests of Personalized Media for approximately $14.3 million in cash, 200,000 shares of Pegasus' Class A common stock and Pegasus' agreement, subject to certain conditions, to issue warrants to purchase 1.0 million shares of Pegasus' Class A common stock at an exercise price of $90.00 per share and with a term of ten years. After certain periods of time, Personalized Media may redeem the preferred interests, and Pegasus may require the redemption of preferred interests, in consideration for Personalized Media's transfer to Pegasus of Personalized Media's ownership interest in its wholly-owned subsidiary that holds the exclusive license from Personalized Media for the rights that are licensed to Pegasus. Pegasus may also be required to make an additional payment to Personalized Media if certain contingencies occur that Pegasus believes are unlikely to occur. Because of the speculative nature of the contingencies, it is not possible to estimate the amount of any such additional payments, but in some cases it could be material. As part of the transaction, Personalized Media will be entitled to designate one nominee to serve on Pegasus' board of directors. Mary C. Metzger is currently serving as Personalized Media's designee.


Other Transactions

     In 1999, Pegasus loaned $199,999 to Nicholas A. Pagon, Pegasus' Vice President of Broadcast Operations, bearing interest at the rate of 6% per annum, with the principal amount due on the fifth anniversary of the date of the promissory note. Mr. Pagon is required to use half of the proceeds of the loan to purchase shares of Class A common stock, and the loan is collateralized by those shares. The balance of the loan proceeds may be used at Mr. Pagon's discretion.

                                    PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a) The following documents are filed as part of this Report:


       (1) Financial Statements

           The financial statements filed as part of this Report are listed on the Index to Financial Statements on page F-1.


       (2) Financial Statement Schedules


                                                                          Page
Report of PricewaterhouseCoopers LLP......................................S-1
Schedule II - Valuation and Qualifying Accounts...........................S-2


     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


       (3) Exhibits



Exhibit
Number     Description of Document
--------   -----------------------
 2.1       Agreement and Plan of Merger dated January 10, 2000, as amended on January 25, 2000, by and among Pegasus, Golden Sky and certain stockholders of Pegasus and Golden Sky (which is incorporated by reference to Exhibit 2.1 to Pegasus' Registration Statement on Form S-4 (File
           No. 333-31080)).

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

 3.1       Certificate of Incorporation of Pegasus, as amended (which is incorporated by reference herein to Exhibit 3.1 to Pegasus' Form 10-Q dated August 13, 1999).

 3.2       By-Laws of Pegasus, as amended, (which is incorporated by reference to Exhibit 3.1 to
           Pegasus' Form 10-Q dated May 14, 1998).

 3.3       Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special
           Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 12.75%
           Series A Cumulative Exchangeable Preferred Stock which is incorporated by reference to
           Exhibit 3.3 to Pegasus' Registration Statement on Form S-1 (File No. 333-23595).

 3.4       Certificate of Designation, Preferences and Rights of Series B Junior Convertible Participating
           Preferred Stock (which is incorporated by reference to Exhibit 3.4 to Pegasus' Registration
           Statement on Form S-4 (File No. 333-31080)).

 3.5       Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special
           Rights of Preferred Stock and Qualifications, Limitation and Restrictions Thereof of 61/2%
           Series C Convertible Preferred Stock (which is incorporated by reference to Exhibit 3.5 to
           Pegasus' Registration Statement on Form S-4 (File No. 333-31080)).

 3.6       Certificate of Designation, Preferences and Rights of Series D Junior Convertible Participating
           Preferred Stock (which is incorporated by reference to Exhibit 3.6 to Pegasus' Registration
           Statement on Form S-4 (File No. 333-31080)).

Exhibit
Number       Description of Document
----------   -----------------------
 3.7*        Certificate of Designation, Preferences and Rights of Series E Junior Convertible Participating
             Preferred Stock.

 4.1         Indenture, dated as of July 7, 1995, by and among Pegasus Media & Communications, Inc., the
             Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National
             Association, as Trustee, relating to the 121/2% Series B Senior Subordinated Notes due 2005
             (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to Exhibit 4.1 to Pegasus Media & Communications, Inc.'s Registration Statement on
             Form S-4 (File No. 33-95042)).

 4.2         Form of 121/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

 4.3         Form of Subsidiary Guarantee with respect to the 121/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

 4.4         Indenture by and between Pegasus and First Union National Bank, as trustee, relating to the
             Exchange Notes (which is incorporated herein by reference to Exhibit 4.4 to Pegasus'
             Registration Statement on Form S-1 (File No. 333-18739)).

 4.5         Indenture, dated as of October 21, 1997, by and between Pegasus Communications Corporation and First Union National Bank, as trustee, relating to the 95/8% Senior Notes due 2005 (which is incorporated by reference herein to Exhibit 4.1 to Amendment No. 1 to Pegasus' Form 8-K
             dated September 8, 1997).

 4.6         Indenture, dated as of November 30, 1998, by and between Pegasus Communications
             Corporation and First Union National Bank, as trustee, relating to the 93/4% Senior Notes due
             2006 (which is incorporated by reference to Exhibit 4.6 to Pegasus' Registration Statement on
             Form S-3 (File No. 333-70949)).

 4.7         Indenture, dated as of November 19, 1999, by and between Pegasus and First Union National
             Bank, as Trustee, relating to the 121/2% Senior Notes due 2007 (which is incorporated by reference to Exhibit 4.1 to Pegasus' Registration Statement on Form S-4 (File No. 333-94231)).

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

Exhibit
Number       Description of Document
----------   -----------------------
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

 10.15       Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial
             Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated by reference to Exhibit 10.7 to Pegasus' Registration Statement on Form S-4 (File No.
              333-31080)).

 10.16+      Pegasus Restricted Stock Plan (as amended and restated generally effective as of December 18,
             1998) (which is incorporated by reference to Exhibit 10.2 to Pegasus' Form 10-Q dated August
             13, 1999).

 10.17+      Option Agreement for Donald W. Weber (which is incorporated by reference to Exhibit 10.29
             Pegasus' Registration Statement on Form S-1 (File No. 333-05057)).

Exhibit
Number        Description of Document
-----------   -----------------------
10.18 +       Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of
              April 23, 1999) (which is incorporated by reference to Exhibit 10.1 to Pegasus' Form 10-Q dated August 13, 1999).

10.19 +       Amendment to Option Agreement for Donald W. Weber, dated December 19, 1996 (which is incorporated by reference to Exhibit 10.31 to Pegasus' Registration Statement on Form S-1
              (File No. 333-18739)).

10.20         Warrant Agreement between Pegasus and First Union National Bank, as Warrant Agent relating to the Warrants issued in connection with Pegasus' Series A preferred stock (which is incorporated by reference to Exhibit 10.32 to Pegasus' Registration Statement on Form S-1
              (File No. 333-23595)).

10.21         Class B Preferred Unit Subscription Agreement between Pegasus Communications Corporation and Personalized Media Communications, L.L.C. dated January 10, 2000 (which is incorporated by reference to Exhibit 10.3 to Pegasus' Registration Statement on Form S-4 (File No.
              333-31080)).

10.22         Amendment No. 1, dated January 24, 2000, to the Class B Preferred Unit Subscription
              Agreement between Pegasus Communications Corporation and Personalized Media
              Communications, L.L.C. dated January 10, 2000 (which is incorporated by reference to Exhibit
              10.9 to Pegasus' Registration Statement on Form S-4 (File No. 333-31080)).

10.23         Patent License Agreement dated January 13, 2000 between PMC Satellite Development, L.L.C.
              and Personalized Media Communications L.L.C. (which is incorporated by reference to Exhibit
              10.4 to Pegasus' Registration Statement on Form S-4 (File No. 333-31080)).

10.24         Second Amended and Restated Operating Agreement of Personalized Media Communications,
              L.L.C. dated January 13, 2000 between Pegasus Communications Corporation and Personalized
              Media Communications L.L.C. (which is incorporated by reference to Exhibit 10.5 to Pegasus'
              Registration Statement on Form S-4 (File No. 333-31080)).

10.25         Series PMC Warrant Agreement dated January 13, 2000 between Pegasus Communications
              Corporation and Personalized Media Communications, L.L.C. (which is incorporated by reference to Exhibit 10.6 to Pegagus' Registration Statement on Form S-4 (File No.
              333-31080)).

10.26         Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems,
              Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (which is incorporated by reference to Exhibit 10.1 to Pegasus' Form 10-Q dated November 12, 1999).

10.27         Amendment dated December 30, 1999, to ADS Alliance Agreement among ADS Alliance Data
              Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Securities, Inc., dated
              September 13, 1999 (which is incorporated by reference to Exhibit 10.8 to Pegasus'
              Registration Statement on Form S-4 (File No. 333-31080)).

10.28         Patent License Agreement dated January 13, 2000 between PMC Satellite Development, L.L.C.
              and Pegasus Development Corporation (which is incorporated by reference to Exhibit 10.10 to
              Pegasus' Registration Statement on Form S-4 (File No. 333-31080)).

10.29*        Renewal Franchise Agreement dated as of March 19, 1999, granted to Pegasus Cable Television of San German, Inc. to build and operate cable television systems for the municipalities of
              Aguadilla, Aguada, Quebradillas, Moca and Isabela.

21.1*         Subsidiaries of Pegasus.

23.1*         Consent of PricewaterhouseCoopers LLP.

24.1*         Powers of Attorney (included in Signatures and Powers of Attorney).

Exhibit
Number     Description of Document
--------   -----------------------
27.1       Financial Data Schedule (which is incorporated by reference to Exhibit 27.1 to Pegasus'
           Registration Statement on Form S-4 (File No. 333-31080)).

------------
* Filed herewith.
+ Indicates a management contract or compensatory plan.

   (b) Reports on Form 8-K.

        On January 12, 2000, Pegasus filed a Current Report on Form 8-K dated January 12, 2000 reporting under Item 5 its intention to offer its Series C Convertible Preferred Stock in a private offering.

        On January 12, 2000, Pegasus filed a Current Report on Form 8-K dated November 19, 1999 reporting under Item 5 the following events: (i) the completion of an offer to exchange $155.0 million in principal amount of Pegasus' 121/2% Series A Senior Notes due 2007 for $155.0 million in principal amount of outstanding Senior Subordinated Notes due 2007 of its subsidiaries, Digital Television Services, Inc. and DTS Capital, Inc.
      (ii) the results of Pegasus' fourth quarter; (iii) Pegasus entering into a merger agreement with Golden Sky Holdings, Inc., the second largest independent distributor of DIRECTV programming; (iv) information relating to other pending Direct Broadcast Satellite acquisitions; (v) the completion of certain direct broadcast satellite acquisitions that had been made from October 1, 1999 through January 10, 2000; (vi) Pegasus' investment in Personalized Media Communications, LLC; (vii) Pegasus entering into a letter of intent to sell its cable system in Puerto Rico;
      (viii) the intention of Pegasus Media & Communications, a wholly-owned subsidiary, to enter into a new credit facility; and (ix) certain information regarding the litigation with DIRECTV.

        On February 2, 2000, Pegasus filed Amendment No. 1 to its Current Report on Form 8-K dated November 19, 1999 to report updated information relating to the consummation of its private offering of $300.0 million in liquidation preference of its Series C Convertible Preferred Stock. Amendment No. 1 included under Item 7 certain financial statements relating to Pegasus' proposed merger with Golden Sky Holdings, Inc.

        On February 16, 2000, Pegasus filed Amendment No. 2 to its Current Report on Form 8-K dated November 19, 1999, as amended by Amendment No. 1 filed on February 2, 2000 to report updated information regarding the litigation with DIRECTV and to amend and replace certain information in
      Item 7 with the filing of a new exhibit 99.3.

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

Date: March 9, 2000

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

            /s/ Marshall W. Pagon                    Chairman of the Board, Chief          March 9, 2000
--------------------------------------------         Executive Officer and President
              Marshall W. Pagon
        (Principal Executive Officer)

          /s/ Robert N. Verdecchio                   Senior Vice President and Director    March 9, 2000
--------------------------------------------
           Robert N. Verdecchio


           /s/ M. Kasin Smith                        Vice President and Acting Chief       March 9, 2000
--------------------------------------------         Financial Officer
              M. Kasin Smith
(Principal Financial and Accounting Officer)


           /s/ Michael C. Brooks                     Director                              March 9, 2000
-------------------------------------------
              Michael C. Brooks


          /s/ Harry F. Hopper III                    Director                              March 9, 2000
------------------------------------------
            Harry F. Hopper III

       /s/ James J. McEntee, III                     Director                              March 9, 2000
------------------------------------------
           James J. McEntee, III


           /s/ Mary C. Metzger                       Director                              March 9, 2000
------------------------------------------
              Mary C. Metzger


          /s/ William P. Phoenix                     Director                              March 9, 2000
------------------------------------------
            William P. Phoenix


          /s/ Donald W. Weber                        Director                              March 9, 2000
------------------------------------------
              Donald W. Weber


            /s/ Riordon B. Smith                     Director                              March 9, 2000
-----------------------------------------
              Riordon B. Smith


                      PEGASUS COMMUNICATIONS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS



                                                                                              Page
                                                                                             -----
Report of PricewaterhouseCoopers LLP .....................................................    F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999 .............................    F-3
Consolidated Statements of Operations for the years ended December 31, 1997,
  1998 and 1999...........................................................................    F-4
Consolidated Statements of Changes in Total Equity (Deficit) for the years ended
 December 31, 1997, 1998 and 1999 ........................................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
  1998 and 1999...........................................................................    F-6
Notes to Consolidated Financial Statements ...............................................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Pegasus Communications Corporation:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in total equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Pegasus Communications Corporation and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with accounting standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP



Philadelphia, Pennsylvania
February 11, 2000

                      Pegasus Communications Corporation
                          Consolidated Balance Sheets
                            (Dollars in thousands)



                                                                              December 31,     December 31,
                                                                                  1998             1999
                                                                             --------------   -------------
                                  ASSETS
Current assets:
 Cash and cash equivalents ...............................................     $   54,505      $   40,453
 Restricted cash .........................................................         21,479           2,379
 Accounts receivable, less allowance of $567 and $1,410, respectively ....         20,882          31,984
 Inventory ...............................................................          5,427          10,020
 Program rights ..........................................................          3,157           4,373
 Deferred taxes ..........................................................          2,603             536
 Prepaid expenses and other ..............................................          1,207           4,597
                                                                               ----------      ----------
   Total current assets ..................................................        109,260          94,342
Property and equipment, net ..............................................         34,067          44,415
Intangible assets, net ...................................................        729,406         760,637
Program rights ...........................................................          3,428           5,732
Deferred taxes ...........................................................          9,277          30,371
Investment in affiliate ..................................................             --           4,598
Deposits and other .......................................................            872           5,237
                                                                               ----------      ----------
   Total assets ..........................................................     $  886,310      $  945,332
                                                                               ==========      ==========
                           LIABILITIES AND TOTAL EQUITY
Current liabilities:
 Current portion of long-term debt .......................................     $   14,399      $   15,488
 Accounts payable ........................................................          4,795           8,999
 Accrued interest ........................................................         17,465          11,592
 Accrued satellite programming, fees and commissions .....................         22,681          37,885
 Accrued expenses ........................................................          9,599          14,139
 Amounts due seller ......................................................             --           6,729
 Current portion of program rights payable ...............................          2,432           4,446
                                                                               ----------      ----------
   Total current liabilities .............................................         71,371          99,278
Long-term debt ...........................................................        544,629         668,926
Program rights payable ...................................................          2,472           4,211
Deferred taxes ...........................................................         80,672          90,310
                                                                               ----------      ----------
   Total liabilities .....................................................        699,144         862,725
                                                                               ----------      ----------
Commitments and contingent liabilities ...................................             --              --
Minority interest ........................................................          3,000           3,000
Preferred Stock; $0.01 par value; 5.0 million shares authorized ..........             --              --
Series A Preferred Stock; $0.01 par value; 143,684 shares authorized;
 119,369 and 135,073 issued and outstanding ..............................        126,028         142,734
Common stockholders' equity (deficit):
 Class A Common Stock; $0.01 par value; 50.0 million shares authorized;
   11,315,809 and 15,216,510 issued and outstanding ......................            113             152
 Class B Common Stock; $0.01 par value; 15.0 million shares authorized;
   4,581,900 issued and outstanding ......................................             46              46
 Non-Voting Common Stock; $0.01 par value; 20.0 million shares
   authorized ............................................................             --              --
 Additional paid-in capital ..............................................        173,871         237,566
 Deficit .................................................................       (115,892)       (300,704)
 Class A Common Stock in treasury, at cost; 4,253 shares .................             --            (187)
                                                                               ----------      ----------
   Total common stockholders' equity (deficit) ...........................         58,138         (63,127)
                                                                               ----------      ----------
   Total liabilities and stockholders' equity (deficit) ..................     $  886,310      $  945,332
                                                                               ==========      ==========

          See accompanying notes to consolidated financial statements

                      Pegasus Communications Corporation
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)



                                                                                    Years Ended December 31,
                                                                          --------------------------------------------
                                                                              1997            1998            1999
                                                                          ------------   -------------   -------------
Net revenues:
 DBS ..................................................................     $ 38,254       $ 147,142       $ 286,353
 Broadcast ............................................................       31,876          34,311          36,415
                                                                            --------       ---------       ---------
   Total net revenues .................................................       70,130         181,453         322,768
Operating expenses:
 DBS
   Programming, technical, general and administrative .................       26,042         102,419         201,158
   Marketing and selling ..............................................        5,973          45,706         117,774
   Incentive compensation .............................................          795           1,159           1,592
   Depreciation and amortization ......................................       17,042          59,077          82,744
 Broadcast
   Programming, technical, general and administrative .................       15,672          18,056          22,812
   Marketing and selling ..............................................        5,704           5,993           6,304
   Incentive compensation .............................................          298             177              57
   Depreciation and amortization ......................................        3,754           4,557           5,144
 Corporate expenses ...................................................        2,256           3,614           5,975
 Corporate depreciation and amortization ..............................        1,353           2,105           3,119
 Other expense, net ...................................................          630           1,409           1,995
                                                                            --------       ---------       ---------
    Loss from operations ..............................................       (9,389)        (62,819)       (125,906)
Interest expense ......................................................      (14,275)        (44,559)        (64,904)
Interest income .......................................................        1,508           1,586           1,356
                                                                            --------       ---------       ---------
 Loss from continuing operations before income taxes, equity loss
   and extraordinary items ............................................      (22,156)       (105,792)       (189,454)
Provision (benefit) for income taxes ..................................          168            (901)         (8,892)
Equity in net loss of unconsolidated affiliate ........................           --              --            (201)
                                                                            --------       ---------       ---------
 Loss from continuing operations before extraordinary items ...........      (22,324)       (104,891)       (180,763)
Discontinued operations:
 Income from discontinued operations of cable segment, net of
   income taxes .......................................................          257           1,047           2,128
 Gain on sale of discontinued operations, net of income taxes .........        4,451          24,727              --
                                                                            --------       ---------       ---------
 Loss before extraordinary items ......................................      (17,616)        (79,117)       (178,635)
Extraordinary loss from extinquishment of debt, net ...................       (1,656)             --          (6,178)
                                                                            --------       ---------       ---------
 Net loss .............................................................      (19,272)        (79,117)       (184,813)
 Preferred stock dividends ............................................       12,215          14,764          16,706
                                                                            --------       ---------       ---------
 Net loss applicable to common shares .................................    ($ 31,487)     ($  93,881)     ($ 201,519)
                                                                            ========       =========       =========
Basic and diluted earnings per common share:
 Loss from continuing operations ......................................     $  (3.50)      $   (8.46)      $  (10.46)
 Income from discontinued operations ..................................         0.03            0.07            0.11
 Gain on sale of discontinued operations ..............................         0.45            1.75              --
                                                                            --------       ---------       ---------
 Loss before extraordinary items ......................................        (3.02)          (6.64)         (10.35)
 Extraordinary loss ...................................................        (0.17)             --          ( 0.33)
                                                                            --------       ---------       ---------
 Net loss .............................................................     $  (3.19)      $   (6.64)      $  (10.68)
                                                                            ========       =========       =========
 Weighted average shares outstanding (000's) ..........................        9,858          14,130          18,875
                                                                            ========       =========       =========

          See accompanying notes to consolidated financial statements

                      Pegasus Communications Corporation
         Consolidated Statements of Changes in Total Equity (Deficit)
                                (In thousands)



                                                                   Common Stock
                                                    Series A   --------------------   Additional
                                                   Preferred      Number      Par       Paid-In
                                                     Stock      of Shares    Value      Capital
                                                  -----------  -----------  -------  ------------
Balances at January 1, 1997 ....................         --        9,245     $ 92     $  57,736
Net loss .......................................
Issuance of Class A Common Stock due to:
 Acquisitions ..................................                     958       10        15,188
 Incentive compensation and awards .............                     119        1         1,307
Issuance of Series A Preferred Stock due to:
 Unit Offering .................................   $100,000
 Paid and accrued dividends ....................     12,215                             (12,215)
Issuance of warrants due to:
 Acquisitions ..................................                                          1,068
 Unit Offering .................................       (951)                                951
                                                   --------       ------     ----     ---------
Balances at December 31, 1997 ..................    111,264       10,322      103        64,035
Net loss .......................................
Issuance of Class A Common Stock due to:
 Acquisitions ..................................                   5,509       55       119,641
 Incentive compensation and awards .............                      67        1         1,414
Issuance of Series A Preferred Stock due to:
 Paid and accrued dividends ....................     14,764                             (14,764)
Issuance of warrants and options due to:
 Acquisitions ..................................                                          3,545
                                                   --------       ------     ----     ---------
Balances at December 31, 1998 ..................    126,028       15,898      159       173,871
Net loss .......................................
Issuance of Class A Common Stock due to:
 Secondary Offering ............................                   3,616       36        74,857
 Acquisitions ..................................                      12       --           550
 Exercise of warrants and options ..............                     220        2         2,781
 Incentive compensation and awards .............                      52        1         1,399
Issuance of Series A Preferred Stock due to:
 Paid and accrued dividends ....................     16,706                             (16,706)
Issuance of warrants due to:
 Acquisitions ..................................                                            814
Repurchase of Class A Common Stock .............
                                                   --------       ------     ----     ---------
Balances at December 31, 1999 ..................   $142,734       19,798     $198     $ 237,566
                                                   ========       ======     ====     =========



                                                                     Treasury Stock             Total
                                                     Retained    -----------------------        Common
                                                     Earnings       Number                  Stockholders'
                                                    (Deficit)     of Shares      Cost      Equity (Deficit)
                                                  -------------  -----------  ----------  -----------------
Balances at January 1, 1997 ....................   ($  17,502)       --             --        $  40,326
Net loss .......................................      (19,272)                                  (19,272)
Issuance of Class A Common Stock due to:
 Acquisitions ..................................                                                 15,198
 Incentive compensation and awards .............                                                  1,308
Issuance of Series A Preferred Stock due to:
 Unit Offering .................................
 Paid and accrued dividends ....................                                                (12,215)
Issuance of warrants due to:
 Acquisitions ..................................                                                  1,068
 Unit Offering .................................                                                    951
                                                   ----------     -----         ------        ---------
Balances at December 31, 1997 ..................      (36,774)       --             --           27,364
Net loss .......................................      (79,117)                                  (79,117)
Issuance of Class A Common Stock due to:
 Acquisitions ..................................                                                119,696
 Incentive compensation and awards .............                                                  1,415
Issuance of Series A Preferred Stock due to:
 Paid and accrued dividends ....................                                                (14,764)
Issuance of warrants and options due to:
 Acquisitions ..................................                                                  3,545
                                                   ----------     -----         ------        ---------
Balances at December 31, 1998 ..................     (115,891)       --             --           58,139
Net loss .......................................     (184,813)                                 (184,813)
Issuance of Class A Common Stock due to:
 Secondary Offering ............................                                                 74,893
 Acquisitions ..................................                                                    550
 Exercise of warrants and options ..............                                                  2,783
 Incentive compensation and awards .............                                                  1,400
Issuance of Series A Preferred Stock due to:
 Paid and accrued dividends ....................                                                (16,706)
Issuance of warrants due to:
 Acquisitions ..................................                                                    814
Repurchase of Class A Common Stock .............                      4         ($ 187)            (187)
                                                   ----------     -----         ------        ---------
Balances at December 31, 1999 ..................   ($ 300,704)        4         ($ 187)      ($  63,127)
                                                   ==========     =====         ======        =========

          See accompanying notes to consolidated financial statements

                      Pegasus Communications Corporation

                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)



                                                                            Years Ended December 31,
                                                                 ----------------------------------------------
                                                                      1997            1998            1999
                                                                 -------------   -------------   --------------
Cash flows from operating activities:
 Net loss ....................................................    ($  19,272)     ($  79,117)      ($ 184,813)
 Adjustments to reconcile net loss to net cash provided
  (used) by operating activities:
  Extraordinary loss on extinguishment of debt, net ..........         1,656              --            6,178
  Depreciation and amortization ..............................        27,792          70,731           97,989
  Program rights amortization ................................         1,716           2,366            3,686
  Accretion on discount of bonds and seller notes ............           394           1,320            1,446
  Stock incentive compensation ...............................         1,274           1,452            2,002
  Gain on disposal of assets .................................            --              --              (78)
  Gain on sale of cable systems ..............................        (4,451)        (24,727)              --
  Equity in net loss of unconsolidated affiliate .............            --              --              201
  Bad debt expense ...........................................         1,142           2,851            8,369
  Deferred income taxes ......................................           200            (896)          (8,892)
  Change in assets and liabilities:
   Accounts receivable .......................................        (5,608)         (6,464)         (18,982)
   Inventory .................................................          (116)         (3,105)          (4,422)
   Prepaid expenses and other ................................           305            (244)          (3,315)
   Accounts payable and accrued expenses .....................         5,834           9,747           21,985
   Accrued interest ..........................................         2,585           4,372           (5,873)
   Capitalized subscriber acquisition costs ..................        (4,515)             --               --
   Deposits and other ........................................          (458)           (248)          (4,360)
                                                                   ---------       ---------        ---------
  Net cash provided (used) by operating activities ...........         8,478         (21,962)         (88,879)
                                                                   ---------       ---------        ---------
Cash flows from investing activities:
  Acquisitions ...............................................      (133,886)       (109,340)        (106,907)
  Cash acquired from acquisitions ............................           379           3,284                5
  Capital expenditures .......................................        (9,929)        (12,400)         (14,784)
  Purchase of intangible assets ..............................        (3,034)        (10,489)          (4,552)
  Payments for programming rights ............................        (2,584)         (2,561)          (3,452)
  Proceeds from sale of assets ...............................            --              --              509
  Proceeds from sale of cable system .........................         6,945          30,133               --
  Investment in affiliate ....................................            --              --           (4,800)
                                                                   ---------       ---------        ---------
 Net cash used for investing activities ......................      (142,109)       (101,373)        (133,981)
                                                                   ---------       ---------        ---------
Cash flows from financing activities:
  Proceeds from long-term debt ...............................       115,000         100,000               --
  Repayments of long-term debt ...............................          (320)        (14,572)         (14,291)
  Borrowings on bank credit facilities .......................        94,726         108,800          180,900
  Repayments of bank credit facilities .......................      (124,326)        (64,400)         (50,600)
  Restricted cash ............................................        (1,220)          7,541           19,100
  Debt issuance costs ........................................       (10,237)         (3,179)          (3,608)
  Capital lease repayments ...................................          (337)           (399)            (183)
  Proceeds from issuance of Class A Common Stock .............            --              --           82,334
  Proceeds from issuance of Series A Preferred Stock .........       100,000              --               --
  Underwriting and stock offering costs ......................        (4,188)             --           (4,657)
  Repurchase of Class A Common Stock .........................            --              --             (187)
                                                                   ---------       ---------        ---------
 Net cash provided by financing activities ...................       169,098         133,791          208,808
                                                                   ---------       ---------        ---------
Net increase (decrease) in cash and cash equivalents .........        35,467          10,456          (14,052)
Cash and cash equivalents, beginning of year .................         8,582          44,049           54,505
                                                                   ---------       ---------        ---------
Cash and cash equivalents, end of year .......................     $  44,049       $  54,505        $  40,453
                                                                   =========       =========        =========

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

2. Summary of Significant Accounting Policies:

Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of Pegasus and all of its subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts for 1997 and 1998 have been reclassified for comparative purposes.

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

Restricted Cash:

     The Company had restricted cash held in escrow of approximately $21.5 million and $2.4 million at December 31, 1998 and 1999, respectively. At December 31, 1998, $18.9 million was to fund interest payments on the DTS Notes, $1.6 million was to collateralize certain outstanding loans and $1.0 million was held in escrow for the purchase of a cable system serving Aguadilla, Puerto Rico. At December 31, 1999, $2.4 million is to collateralize certain outstanding loans.

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

Property and Equipment:

     Property and equipment are stated at cost. The cost and related accumulated depreciation of assets fully depreciated, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting

                      PEGASUS COMMUNICATIONS CORPORATION

2. Summary of Significant Accounting Policies:  -- (Continued)

gains or losses are included in the statement of operations. For cable television systems, initial subscriber installation costs including material, labor and overhead costs of the hookup are capitalized as part of the distribution facilities. The costs of disconnection and reconnection are charged to expense. Satellite equipment that is leased to customers is stated at cost.

     Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:


          Reception and distribution facilities .........    7 to 11 years
          Transmitter equipment .........................    5 to 10 years
          Equipment, furniture and fixtures .............    5 to 10 years
          Building and improvements .....................   12 to 39 years
          Vehicles and other equipment ..................    3 to  5 years


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

     Amortization of intangible assets is computed for financial reporting purposes using the straight-line method based upon the following lives:


          Network affiliation agreements .........      40 years
          Goodwill ...............................      40 years
          DBS rights .............................      10 years
          Broadcast licenses .....................       7 years
          Other intangibles ...................... 2 to 14 years


Revenue:

     The Company operates in growing segments of the media industry: DBS and Broadcast. The Company recognizes revenue in its DBS operations when video and audio services are provided. The Company recognizes revenue in its Broadcast operations when advertising spots are broadcast.

     The Company obtains a portion of its TV programming through its network affiliations with Fox, UPN and WB and also through independent producers. The Company does not make any direct payments for this programming. Instead, the Company retains a portion of the available advertisement spots to sell on its own account. Barter programming revenue and the related expense are recognized when the advertisements sold by the networks or independent producers are broadcast. Gross barter amounts of $7.5 million, $8.1 million and $7.6 million for 1997, 1998 and 1999, respectively, are included in Broadcast revenue and programming expense in the accompanying consolidated statements of operations.

Advertising Costs:

     Advertising costs are charged to operations in the period incurred and totaled approximately $3.6 million, $14.0 million and $23.3 million for the years ended December 31, 1997, 1998 and 1999, respectively.

                      PEGASUS COMMUNICATIONS CORPORATION

2. Summary of Significant Accounting Policies:  -- (Continued)

Program Rights:

     The Company enters into agreements to show motion pictures and syndicated programs on television. The Company records the right and associated liabilities for those films and programs when they are currently available for showing. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period, which approximates amortization based on the estimated number of showings during the contract period. Amortization of $1.7 million, $2.4 million and $3.7 million is included in Broadcast programming expense for the years ended December 31, 1997, 1998 and 1999, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods which are generally shorter than the license periods.

Income Taxes:

     The Company accounts for income taxes utilizing the asset and liability approach, whereby deferred tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. A valuation allowance is recorded for deferred taxes where it appears more likely than not that the Company will not be able to recover the deferred tax asset. MCT Cablevision, LP, a subsidiary of the Company, is treated as a partnership for federal and state income tax purposes but taxed as a corporation for Puerto Rico income tax purposes.

Concentration of Credit Risk:

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents.

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different businesses and geographic regions. As of December 31, 1998 and 1999, the Company had no other significant concentrations of credit risk.

Reliance on DIRECTV:

     A substantial portion of the Company's business is derived from providing DBS services as an independent DIRECTV(R) ("DIRECTV") provider. Because the Company is a distributor of DIRECTV services, the Company may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV or its parent, Hughes Electronics Corporation ("Hughes").

New Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material effect on our business, financial position or results of operations.

                      PEGASUS COMMUNICATIONS CORPORATION

3. Property and Equipment:

     Property and equipment consist of the following (in thousands):



                                                     December 31,     December 31,
                                                         1998             1999
                                                    --------------   -------------
  Reception and distribution facilities .........     $  20,713        $  32,179
  Transmitter equipment .........................        17,728           16,940
  Equipment, furniture and fixtures .............         8,530           12,491
  Building and improvements .....................         3,410            7,951
  Land ..........................................         1,229            1,618
  Vehicles ......................................         1,112            2,122
  Other equipment ...............................         5,894            3,500
                                                      ---------        ---------
                                                         58,616           76,801
  Accumulated depreciation ......................       (24,549)         (32,386)
                                                      ---------        ---------
  Net property and equipment ....................     $  34,067        $  44,415
                                                      =========        =========


     Depreciation expense amounted to $5.7 million, $6.2 million and $7.9 million for the years ended December 31, 1997, 1998 and 1999, respectively.

4. Intangibles:

     Intangible assets consist of the following (in thousands):



                                                             December 31,     December 31,
                                                                 1998             1999
                                                            --------------   -------------
DBS rights ..............................................     $  712,232      $  793,040
Deferred financing costs ................................         33,763          32,927
Franchise costs .........................................         31,158          71,657
Goodwill ................................................         28,033          28,033
Broadcast licenses and affiliation agreements.. .........         19,062          20,436
Consultancy and non-compete agreements ..................          7,023           7,964
Other deferred costs ....................................         13,121          16,873
                                                              ----------      ----------
                                                                 844,392         970,930
Accumulated amortization ................................       (114,986)       (210,293)
                                                              ----------      ----------
Net intangible assets ...................................     $  729,406      $  760,637
                                                              ==========      ==========

     Amortization expense amounted to $22.1 million, $64.5 million and $90.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

5. Equity Investment in Affiliate:

     Pegasus Development Corporation ("PDC"), a subsidiary of Pegasus, has a 93% investment in Pegasus PCS Partners, LP ("PCS") which is accounted for by the equity method. PCS, a jointly owned limited partnership, acquires, owns, controls and manages wireless licenses. Pegasus PCS, Inc. is the sole general partner of PCS and is controlled by Marshall W. Pagon, the Company's President and Chief Executive Officer. PDC's share of undistributed losses of PCS included in continuing operations was a loss of $201,000 for 1999. PDC's total investment in PCS at December 31, 1999 was $4.6 million.

6. Common Stock:

     In March 1999, Pegasus completed a secondary public offering in which it sold approximately 3.6 million shares of its Class A Common Stock to the public at a price of $22 per share, resulting in net proceeds to the Company of $74.9 million.

                      PEGASUS COMMUNICATIONS CORPORATION

6. Common Stock:  -- (Continued)

     On June 21, 1999, the Company amended Pegasus' Certificate of Incorporation, increasing the number of authorized shares of Class A Common Stock from 30.0 million to 50.0 million and authorizing 20.0 million shares of Non-Voting Common Stock, par value $0.01 per share.

     During 1999, the Company repurchased 4,253 shares of its Class A Common Stock for $186,822. The shares, which are held in treasury, were surrendered by employees to satisfy withholding obligations under the Company's restricted stock plan. The Company applies the cost method in accounting for treasury stock.

     As of December 31, 1998 and 1999, the Company had three classes of Common
Stock: Class A Common Stock, Class B Common Stock and Non-Voting Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively.

     The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

7. Preferred Stock:

     As of December 31, 1998 and 1999, the Company had 5.0 million shares of Preferred Stock authorized of which 126,978 and 143,684 shares have been designated as 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock").

     The Company had approximately 119,369 and 135,073 shares of Series A Preferred Stock issued and outstanding at December 31, 1998 and 1999, respectively. In December, 1999 the Board of Directors declared a dividend on the Series A Preferred Stock in the aggregate of approximately 8,611 shares of Series A Preferred Stock, payable on January 1, 2000. Each whole share of Series A Preferred Stock has a liquidation preference of $1,000 per share (the "Liquidation Preference"). Cumulative dividends, at a rate of 12.75% are payable semi-annually on January 1 and July 1. Dividends may be paid, occurring on or prior to January 1, 2002, at the option of the Company, either in cash or by the issuance of additional shares of Series A Preferred Stock. Subject to certain conditions, the Series A Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, for Pegasus' 12.75% Senior Subordinated Exchange Notes due 2007 (the "Exchange Notes"). The Exchange Notes would contain substantially the same redemption provisions, restrictions and other terms as the Series A Preferred Stock. Pegasus is required to redeem all of the Series A Preferred Stock outstanding on January 1, 2007 at a redemption price equal to the Liquidation Preference thereof, plus accrued dividends.

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

                      PEGASUS COMMUNICATIONS CORPORATION

8. Long-Term Debt:

     Long-term debt consists of the following (in thousands):



                                                                                 December 31,     December 31,
                                                                                     1998             1999
                                                                                --------------   -------------
Series B Senior Notes payable by Pegasus, due 2005, interest at 9.625%,
 payable semi-annually in arrears on April 15 and October 15 ................      $115,000         $115,000
Series B Senior Notes payable by Pegasus, due 2006, interest at 9.75%,
 payable semi-annually in arrears on June 1 and December 1 ..................       100,000          100,000
Series A Senior Notes payable by Pegasus, due 2007, interest at 12.5%,
 payable semi-annually in arrears on February 1 and August 1 ................            --          155,000
Senior six-year $180.0 million revolving credit facility, payable by PM&C, interest at PM&C's option at either the bank's base rate plus an applicable margin or LIBOR plus an applicable margin (8.25% at
 December 31, 1999) .........................................................        27,500          142,500
Senior six-year $70.0 million revolving credit facility, payable by DTS, interest at DTS' option at either the bank's base rate plus an applicable margin or the Eurodollar Rate plus an applicable margin (10.04% at
 December 31, 1999) .........................................................        26,800           42,700
Senior six-year $20.0 million term loan facility, payable by DTS, interest at
 DTS' option at either the bank's base rate plus an applicable margin or the Eurodollar Rate plus an applicable margin (10.75% at December 31,
 1999) ......................................................................        19,600           19,000
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $2.6 million and $2.2 million as of December 31, 1998 and
 1999, respectively .........................................................        82,378           82,776
Series B Notes payable by DTS, due 2007, interest at 12.5%, payable semi-annually in arrears on February 1 and August 1, net of unamortized
 discount of $1.8 million as of December 31, 1998 ...........................       153,215               --
Mortgage payable, due 2000, interest at 8.75% ...............................           455              431
Sellers' notes, due 2000 to 2005, interest at 3% to 8% ......................        33,538           26,648
Capital leases and other ....................................................           543              359
                                                                                   --------         --------
                                                                                    559,029          684,414
Less current maturities .....................................................        14,399           15,488
                                                                                   --------         --------
Long-term debt ..............................................................      $544,629         $668,926
                                                                                   ========         ========

     Certain of the Company's sellers' notes are collateralized by stand-by letters of credit issued pursuant to the PM&C Credit Facility and the DTS Credit Facility.

     DTS maintains a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of DTS and its subsidiaries. The DTS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of December 31, 1999, $10.4 million of stand-by letters of credit were issued pursuant to the DTS Credit Facility, including $2.6 million collateralizing certain of the Company's outstanding sellers' notes.

     PM&C maintains a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which expires in 2003 and is collateralized by substantially all of the assets of PM&C and its subsidiaries. The PM&C Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant.

                      PEGASUS COMMUNICATIONS CORPORATION

8. Long-Term Debt:  -- (Continued)

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

     In November 1999, Pegasus exchanged its 12.5% Series A senior notes due 2007 (the "12.5% Series A Notes") for DTS' outstanding 12.5% Series B senior subordinated notes due 2007 (the "DTS Series B Notes"), of which $155.0 million in principal amount at maturity were outstanding (the "DTS Exchange Offer"). The 12.5% Series A Notes have substantially the same terms and provisions as the DTS Series B Notes. Deferred financing fees related to the DTS Series B Notes were written off, resulting in an extraordinary loss of approximately $6.2 million on the refinancing transaction.

     In December 1999, Pegasus entered into a $35.5 million interim letter of credit facility (the "PCC Credit Facility"). As of December 31, 1999, $35.5 million of stand-by letters of credit were issued pursuant to the PCC Credit Facility, including $19.5 million collateralizing certain of the Company's outstanding sellers' notes.

     The Company's publicly held notes may be redeemed, at the option of the Company, in whole or in part, at various points in time after July 1, 2000 at the redemption prices specified in the indentures governing the respective notes, plus accrued and unpaid interest thereon.

     The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company to incur additional indebtedness, create liens and to pay dividends.

     At December 31, 1999, maturities of long-term debt and capital leases are as follows (in thousands):


  2000 .......................    $ 15,488
  2001 .......................       9,752
  2002 .......................       3,550
  2003 .......................      59,848
  2004 .......................     142,800
  Thereafter .................     452,976
                                  --------
                                  $684,414
                                  ========

                      PEGASUS COMMUNICATIONS CORPORATION

9. Earnings Per Common Share:

Calculation of basic and diluted earnings per common share:

     The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share (in thousands):



                                                               1997            1998            1999
                                                          -------------   -------------   --------------
Net loss applicable to common shares ..................     ($ 31,487)      ($ 93,881)      ($ 201,519)
                                                             --------        --------        ---------
Weighted average common shares outstanding ............         9,858          14,130           18,875
                                                             --------        --------        ---------
Total shares used for calculation of basic earnings per
 common share .........................................         9,858          14,130           18,875
Stock options .........................................            --              --               --
                                                             --------        --------        ---------
Total shares used for calculation of diluted earnings
 per common share .....................................         9,858          14,130           18,875
                                                             --------        --------        ---------

     Basic earnings per share amounts are based on net loss after deducting preferred stock dividend requirements divided by the weighted average number of Class A, Class B and Non-Voting Common Stock outstanding during the year.

     For the years ended December 31, 1997, 1998 and 1999, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of dividends on the Company's Series A Preferred Stock, approximately $12.2 million, $14.8 million and $16.7 million, respectively, by applicable shares outstanding.

     Securities that have not been issued and are antidilutive amounted to approximately 582,000 shares in 1997, 1.3 million shares in 1998 and 1.8 million shares in 1999.

10. Leases:

     The Company leases certain studios, towers, utility pole attachments, and occupancy of underground conduits and headend sites under operating leases. The Company also leases office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2004. Rent expense for the years ended December 31, 1997, 1998 and 1999 was $1.1 million, $1.6 million and $2.3 million, respectively. The Company leases equipment under long-term leases and has the option to purchase the equipment for a nominal cost at the termination of the leases. The related obligations are included in long-term debt. Property and equipment at December 31 include the following amounts for leases that have been capitalized (in thousands):



                                                   1998        1999
                                                 --------   ---------
  Equipment, furniture and fixtures ..........    $  662     $  320
  Vehicles ...................................       541        422
                                                  ------     ------
                                                   1,203        742
  Accumulated depreciation ...................      (562)      (322)
                                                  ------     ------
    Total ....................................    $  641     $  420
                                                  ======     ======

                      PEGASUS COMMUNICATIONS CORPORATION

10. Leases:  -- (Continued)

     Future minimum lease payments on noncancellable operating and capital leases at December 31, 1999 are as follows (in thousands):



                                                                 Operating     Capital
                                                                   Leases      Leases
                                                                -----------   --------
2000 ........................................................      $1,899       $192
2001 ........................................................       1,629        153
2002 ........................................................       1,108         58
2003 ........................................................         682          2
2004 ........................................................         609         --
Thereafter ..................................................          15         --
                                                                   ------       ----
Total minimum payments ......................................      $5,942        405
                                                                   ======
Less: amount representing interest ..........................                     46
                                                                                ----
Present value of net minimum lease payments including current
 maturities of $161 .........................................                   $359
                                                                                ====

11. Income Taxes:

     The following is a summary of the components of income taxes from continuing operations (in thousands):



                                                         1997        1998           1999
                                                        ------   ------------   ------------
   Federal -- deferred ..............................              ($ 1,071)      ($ 9,388)
   State and local -- current .......................    $168           170            496
                                                         ----       -------        -------
      Provision (benefit) for income taxes ..........    $168      ($   901)      ($ 8,892)
                                                         ====       =======        =======


     The deferred income tax assets and liabilities recorded in the consolidated balance sheets at December 31, 1998 and 1999 are as follows (in thousands):



                                                                       1998           1999
                                                                   ------------   ------------
Assets:
   Receivables .................................................     $    216       $    536
   Excess of tax basis over book basis from tax gain recognized
    upon incorporation of subsidiaries .........................        2,112             --
   Loss carryforwards ..........................................       56,700        125,856
   Other .......................................................          973             --
                                                                     --------       --------
    Total deferred tax assets ..................................       60,001        126,392
                                                                     --------       --------
Liabilities:
 Excess of book basis over tax basis of property, plant and
   equipment ...................................................        1,907          4,383
   Excess of book basis over tax basis of amortizable intangible
    assets .....................................................       78,765         85,927
                                                                     --------       --------
    Total deferred tax liabilities .............................       80,672         90,310
                                                                     --------       --------
 Net deferred tax assets (liabilities) .........................      (20,671)        36,082
                                                                     --------       --------
    Valuation allowance ........................................      (48,121)       (95,485)
                                                                     --------       --------
   Net deferred tax liabilities ................................    ($ 68,792)     ($ 59,403)
                                                                     ========       ========

                      PEGASUS COMMUNICATIONS CORPORATION

11. Income Taxes:  -- (Continued)

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of the Company's net operating loss carryforwards and portions of other deferred tax assets related to prior acquisitions. The valuation allowance increased primarily as the result of net operating loss carryforwards generated during 1999, which may not be utilized.

     At December 31, 1999, the Company has net operating loss carryforwards of approximately $331.2 million which are available to offset future taxable income and expire through 2018.

     A reconciliation of the Federal statutory rate to the effective tax rate is as follows:



                                                          1997          1998          1999
                                                      -----------   -----------   -----------
  U.S. statutory federal income tax rate ..........       34.00%        35.00%        35.00%
  Valuation allowance .............................      (34.38)       (34.40)       (30.24)
  Other ...........................................        1.43          0.70            --
                                                         ------        ------        ------
  Effective tax rate ..............................        1.05%         1.30%         4.76%
                                                         ======        ======        ======


12. Supplemental Cash Flow Information:

     Significant noncash investing and financing activities are as follows (in thousands):



                                                                             Years ended December 31,
                                                                        ----------------------------------
                                                                           1997        1998         1999
                                                                        ---------   ----------   ---------
Barter revenue and related expense ..................................    $ 7,520     $  8,078     $ 7,598
Acquisition of program rights and assumption of related
 program payables ...................................................      3,453        4,630       7,205
Acquisition of plant under capital leases ...........................        529           37          --
Capital contribution and related acquisition of intangibles .........     15,198      123,241       1,364
Minority interest and related acquisition of intangibles ............      3,000           --          --
Notes payable and related acquisition of intangibles ................      7,114      219,889       6,467
Series A Preferred Stock dividend and reduction of paid-in
 capital ............................................................     12,215       14,763      16,706
Deferred taxes, net and related acquisition of intangibles ..........         --       82,934          29

     For the years ended December 31, 1997, 1998 and 1999 the Company paid cash for interest in the amount of $13.5 million, $35.3 million and $70.8 million, respectively. The Company paid no federal income taxes for the years ended December 31, 1997, 1998 and 1999.

13. Acquisitions:

     In 1998, the Company acquired (exclusive of the acquisition of DTS), from 26 independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $132.1 million, which consisted of $109.3 million in cash, 37,304 shares of the Company's Class A Common Stock (amounting to $900,000), warrants to purchase a total of 25,000 shares of the Company's Class A Common Stock (amounting to $222,000), $20.4 million in promissory notes and $1.3 million in assumed net liabilities.

     On April 27, 1998, the Company acquired DTS, which holds the rights to provide DIRECTV programming in certain rural areas of eleven states, in exchange for total consideration of approximately $363.9 million, which consisted of approximately 5.5 million shares of the Company's Class A Common Stock (amounting to $118.8 million), options and warrants to purchase a total of 224,038 shares of the Company's Class A Common Stock (amounting to $3.3 million), approximately $158.9 million in assumed net liabilities and approximately $82.9 million of a deferred tax liability.

                      PEGASUS COMMUNICATIONS CORPORATION

13. Acquisitions:  -- (Continued)

     In 1999, the Company acquired, from fifteen independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $79.5 million, which consisted of $64.6 million in cash, 12,339 shares of PCC's Class A Common Stock (amounting to $550,000), warrants to purchase a total of 25,000 shares of PCC's Class A Common Stock (amounting to $814,000), $6.5 million in promissory notes, $6.7 million in accrued expenses and $365,000 in assumed net liabilities.

     The Company's 1999 acquisitions of rights to provide DIRECTV programming were not significant, and accordingly, the pro forma impact of those acquisitions has not been presented. Unaudited pro forma net revenues from continuing operations, unaudited net loss and unaudited net loss applicable to common shares for the year ended December 31, 1998 approximated $225.8 million, $124.9 million and $149.0 million, respectively. This unaudited pro forma information reflects the Company's 1998 acquisitions of rights to provide DIRECTV programming and the disposition of the Cable segment as if each such DBS territory and the Cable segment had been acquired or sold as of the beginning of 1998 and includes the impact of certain adjustments, such as the depreciation of fixed assets, amortization of intangibles, interest expense, preferred stock dividends and related income tax effects. This information does not purport to be indicative of what would have occurred had the acquisitions/disposition been made on that date or of results which may occur in the future.

14. Discontinued Operations:

     Effective January 31, 1997, the Company sold substantially all the assets of its New Hampshire cable system for approximately $6.9 million in cash, net of certain selling costs and recognized a gain on the transaction of approximately $4.5 million.

     Effective July 1, 1998, the Company sold substantially all the assets of its remaining New England cable systems for approximately $30.1 million in cash and recognized a gain on the transaction of approximately $24.7 million.

     Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for approximately $42.1 million in cash. The Aguadilla cable system is contiguous to the Company's other Puerto Rico cable system and the Company has consolidated the Aguadilla cable system with its existing cable system.

     On January, 10, 2000, the Company entered into a letter of intent to sell its remaining Cable operations for $170.0 million in cash, subject to certain adjustments. The Company anticipates closing this sale during the third quarter of 2000. Accordingly, the results of operations from the entire Cable segment have been classified as discontinued with prior years restated.

     Net revenues and income from discontinued operations were as follows (in thousands):


                                                            Years Ended December 31,
                                                      ------------------------------------
                                                                  (unaudited)
                                                         1997         1998         1999
                                                      ----------   ----------   ----------
  Net revenues ....................................    $16,688      $13,767      $21,158
  Income from operations ..........................      2,077          648        2,110
  Provision for income taxes ......................         32            5           --
  Income from discontinued operations .............        257        1,047        2,128
  Gain on sale of discontinued operations .........      4,451       24,727           --


                      PEGASUS COMMUNICATIONS CORPORATION

15. Financial Instruments:


     The carrying values and fair values of the Company's financial instruments at December 31, 1999 consisted of (in thousands):



                                                          1998                       1999
                                                ------------------------   ------------------------
                                                 Carrying        Fair       Carrying        Fair
                                                   Value        Value         Value        Value
                                                ----------   -----------   ----------   -----------
  Long-term debt, including current portion .    $559,029     $583,460      $684,414     $707,988
  Series A Preferred Stock ..................     126,028      126,978       142,734      149,871


     Long-term debt: The fair value of long-term debt is estimated based on the quoted market price for the same or similar instruments.


     Series A Preferred Stock: The fair value of Series A Preferred Stock is estimated based on the quoted market price for the same or similar instruments.



     All other financial instruments are stated at cost which approximates fair market value.


16. Warrants:


     In 1998, in connection with the acquisition of DBS properties, the Company issued warrants to purchase approximately 182,000 shares of Class A Common Stock at exercise prices between $14.64 and $24.26 per share. These warrants are exercisable through October 10, 2007. At December 31, 1999, warrants to purchase approximately 119,000 shares of Class A Common Stock have been exercised. The fair value of the warrants issued was estimated using the Black-Scholes pricing model and was approximately $2.7 million. The value assigned to these warrants increased the carrying amount of the DBS rights acquired and was effected by an increase in paid-in-capital.


     In 1999, in connection with the acquisition of DBS properties, the Company issued warrants to purchase 25,000 shares of Class A Common Stock at an exercise price of $24.18 per share. These warrants are exercisable through April 13, 2004. At December 31, 1999, none of these warrants had been exercised. The fair value of the warrants issued was estimated using the Black-Scholes pricing model and was approximately $814,000. The value assigned to these warrants increased the carrying amount of the DBS rights acquired and was effected by an increase in paid-in-capital.


17. Employee Benefit Plans:


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


Stock Option Plan


     The Stock Option Plan provides for the granting of nonqualified and qualified options to purchase a maximum of 1,300,000 shares (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus) of Class A Common Stock of the Company. The Stock Option Plan terminates in September 2006. As of December 31, 1999, options to purchase an aggregate of approximately 1.3 million shares of Class A Common Stock at exercise prices between $11.00 and $80.88 were outstanding. All options granted under the Stock Option Plan have been granted at fair market value at the time of grant.

                      PEGASUS COMMUNICATIONS CORPORATION

17. Employee Benefit Plans:  -- (Continued)

     The following table summarizes information about the Company's stock options outstanding at December 31, 1999:



                        Outstanding         Weighted          Exercisable         Weighted
     Range of           at 12/31/99          Average          at 12/31/99         Average
  Exercise Price      (in thousands)     Exercise Price     (in thousands)     Exercise Price
------------------   ----------------   ----------------   ----------------   ---------------
 $        11-$19             242            $  11.37              124            $  11.66
           20-29             338               22.51              186               22.87
           30-39             372               39.48               25               39.50
           40-49              50               42.32               --                  --
           80-81             315               80.88               --                  --
 ---------------             ---            --------              ---            --------
 $        11-$81           1,317            $  39.97              335            $  19.97
 ===============           =====            ========              ===            ========

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

     The fair value of options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1998 and 1999:



                                                1997          1998          1999
                                            -----------   -----------   -----------
Risk-free interest rate .................     6.35%         5.11%         5.56%
Dividend Yield ..........................     0.00%         0.00%         0.00%
Volatility Factor .......................    0.403         0.479         0.536
Weighted average expected life ..........   5 years       4.5 years     4.4 years

     Pro forma net losses for 1997, 1998 and 1999 would have been $31.7 million, $94.7 million and $205.2 million, respectively; pro forma net losses per common share for 1997, 1998 and 1999 would have been $3.22, $6.70 and $10.87, respectively. The weighted average fair value of options granted were $4.99, $11.19 and $26.74 for 1997, 1998 and 1999, respectively.

     The following table summarizes stock option activity over the past three years:



                                                                           Weighted
                                                         Number of         Average
                                                           Shares       Exercise Price
                                                       -------------   ---------------
  Outstanding at January 1, 1997 ...................         3,385        $  14.00
  Granted ..........................................       220,000           11.00
                                                         ---------        --------
  Outstanding at December 31, 1997 .................       223,385           11.05
  Granted ..........................................       418,842           21.23
                                                         ---------        --------
  Outstanding at December 31, 1998 .................       642,227           17.69
  Granted ..........................................       797,346           55.58
  Exercised ........................................       (83,577)          18.99
  Canceled or expired ..............................       (38,667)          37.09
                                                         ---------        --------
  Outstanding at December 31, 1999 .................     1,317,329        $  39.97
                                                         =========        ========
  Options exercisable at December 31, 1997 .........         3,385        $  14.00
  Options exercisable at December 31, 1998 .........       143,728           15.09
  Options exercisable at December 31, 1999 .........       334,807           19.97

                      PEGASUS COMMUNICATIONS CORPORATION

17. Employee Benefit Plans:  -- (Continued)

Restricted Stock Plan


     The Restricted Stock Plan provides for the granting of four types of restricted stock awards representing a maximum of 350,000 shares (subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus) of Class A Common Stock of the Company to eligible employees who have completed at least one year of service. Restricted stock received under the Restricted Stock Plan vests based on years of service with the Company and are fully vested for employees who have four years of service with the Company, with the exception of special recognition awards which are fully vested on the date of grant. The Restricted Stock Plan terminates in September 2006. As of December 31, 1999, approximately 184,000 shares of Class A Common Stock had been granted under the Restricted Stock Plan. The expense for this plan amounted to $823,000, $763,000 and $819,000 in 1997, 1998 and 1999, respectively.

401(k) Plans

     Substantially all Company employees who, as of the enrollment date under the 401(k) plans, have completed at least one year of service with the Company are eligible to participate in one of the 401(k) plans. Participants may make salary deferral contributions of 2% to 6% of their salary to the 401(k) plans.

     The Company may make three types of contributions to the 401(k) plans, each allocable to a participant's account if the participant completes at least 1,000 hours of service in the applicable plan year, and is employed on the last day of the applicable plan year. Discretionary Company contributions and Company matches of employee salary deferral contributions and rollover contributions are made in the form of Class A Common Stock, or in cash used to purchase Class A Common Stock. The Company has authorized and reserved for issuance up to 205,000 shares of Class A Common Stock in connection with the 401(k) plans. Company contributions to the 401(k) plans are subject to limitations under applicable laws and regulations. All employee contributions to the 401(k) plans are fully vested at all times and all Company contributions, if any, vest based on years of service with the Company and are fully vested for employees who have four years of service with the Company. A participant also becomes fully vested in Company contributions to the 401(k) plans upon attaining age 65 or upon his or her death or disability. The expense for these plans amounted to $451,000, $689,000 and $1.2 million in 1997, 1998 and 1999, respectively.

18. Commitments and Contingent Liabilities:


Legal Matters:

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

     The Company is a rural affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes and between the Company and the NRTC.

                      PEGASUS COMMUNICATIONS CORPORATION

18. Commitments and Contingent Liabilities:  -- (Continued)

     On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the NRTC is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101o W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101o W orbital location. DIRECTV also alleges in its counterclaim that the NRTC's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the NRTC, does not provide for certain programming and other rights comparable to those now provided under the contract.

     On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV has failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions.

     On January 10, 2000, the Company and Golden Sky Systems, Inc. ("Golden Sky", a subsidiary of Golden Sky Holdings, Inc.) filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and Golden Sky. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

     Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the consolidated operations, liquidity, cash flows or financial position of the Company.

Commitments:

     The Company has entered into a multi-year agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services which will significantly increase the Company's existing call center capacity. The initial term of the agreement ends on December 31, 2004. Beginning January 1, 2000, the Company must pay minimum fees to the provider as follows (in thousands):


                                               Annual
                                               Minimum
  Year                                          Fees
--------                                     ----------
  2000 ...................................    $12,600
  2001 ...................................     18,216
  2002 ...................................     20,250
  2003 ...................................     20,250
  2004. ..................................     20,250
                                              -------
  Total minimum payments .................    $91,566
                                              =======

Program Rights:

     The Company has entered into agreements totaling $7.4 million as of December 31, 1999 for film rights and programs that are not yet available for showing at December 31, 1999, and accordingly, are not recorded by the Company. At December 31, 1999, the Company has commitments for future program rights of approximately $3.3 million, $1.4 million, $214,000 and $87,000 in 2000, 2001,
2002 and 2003.

                      PEGASUS COMMUNICATIONS CORPORATION

19. Related Party Transactions:

     The Company entered into an arrangement in 1998 with W.W. Keen Butcher (the stepfather of Marshall W. Pagon, the Company's President and Chief Executive Officer, and Nicholas A. Pagon, a Vice President of Pegasus), certain entities controlled by him (the "KB Companies") and the owner of a minority interest in one of the KB Companies, under which the Company agreed to provide and maintain collateral for up to $4.0 million in principal amount of bank loans to Mr. Butcher and the minority owner. The agreement was recently amended to increase the amount of collateral that the Company will maintain for such loans to up to $8.0 million. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the KB Companies for the acquisition of television broadcast stations to be operated by the Company pursuant to local marketing agreements. As of December 31, 1998 and 1999, the Company had provided collateral of $1.6 million and $2.4 million pursuant to this arrangement, respectively, which is included as restricted cash on the Company's consolidated balance sheets.

     William P. Phoenix, a director of Pegasus since June 1998, is a managing director of CIBC World Markets Corporation ("CIBC"). CIBC and its affiliates have provided various services to the Company since the beginning of 1997, including serving as one of the initial purchasers in the 9.75% Senior Notes Offering, providing a fair market value appraisal in connection with the contribution to Pegasus of certain assets between related parties, providing fairness opinions in connection with an acquisition and certain intercompany transactions, acting as a standby purchaser in connection with DTS' offer to repurchase the DTS Notes as a result of the change of control arising by Pegasus' acquisition of DTS, acting as a dealer manager in connection with the DTS Exchange Offer, issuing letters of credit pursuant to the PCC Credit Facility and acting as an Administrative Agent in connection with the DTS Credit Facility. Total fees and expenses were approximately $3.3 million and $940,000 for the years ended December 31, 1998 and 1999, respectively.

     In 1999, Pegasus loaned $199,999 to Nicholas A. Pagon, Pegasus' Vice President of Broadcast Operations, bearing interest at the rate of 6% per annum, with the principal amount due on the fifth anniversary of the date of the promissory note. Mr. Pagon is required to use half of the proceeds of the loan to purchase shares of Class A Common Stock, and the loan is collateralized by those shares. The balance of the loan proceeds may be used at Mr. Pagon's discretion.


20. Industry Segments:

     The Company operates in growing segments of the media industry: DBS and Broadcast. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 36 states. Broadcast consists of ten television stations affiliated with Fox, UPN and the WB and two transmitting towers, all located in the eastern United States.

     All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $506,000, $2.0 million and $3.6 million for 1997, 1998 and 1999, respectively. Capital expenditures for the Company's Broadcast segment were $6.4 million, $6.8 million and $4.1 million for 1997, 1998 and 1999, respectively. Capital expenditures for the Company's discontinued Cable segment were $2.9 million, $2.0 million and $5.6 million for 1997, 1998 and 1999, respectively. All other capital expenditures for 1997, 1998 and 1999 were at the corporate level. Identifiable total assets for the Company's DBS segment were $715.6 million and $701.9 million as of December 31, 1998 and 1999, respectively. Identifiable total assets for the Company's Broadcast segment were $67.1 million and $70.6 million as of December 31, 1998 and 1999, respectively. Identifiable total assets for the Company's discontinued Cable segment were $47.0 million and $86.5 million as of December 31, 1998 and 1999, respectively. All other identifiable assets as of December 31, 1998 and 1999 were at the corporate level.


21. Subsequent Events (unaudited):

     In January 2000, the Company entered into a an agreement and plan of merger to acquire Golden Sky Holdings, Inc. ("GSH"), for approximately 6.5 million shares of the Company's Class A Common Stock and

                      PEGASUS COMMUNICATIONS CORPORATION

21. Subsequent Events (unaudited): -- (Continued)

the assumed net liabilities of GSH. As of December 31, 1999, GSH's operations consisted of providing DIRECTV services to approximately 345,200 subscribers in certain rural areas of 24 states in which GSH holds the exclusive rights to provide such services. Upon completion of the acquisition of GSH, GSH will become a wholly owned subsidiary of Pegasus.


     In January 2000, the Company made an investment in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, of approximately $111.8 million, which consisted of $14.3 million in cash, 200,000 shares of the Company's Class A Common Stock (amounting to $18.8 million) and Pegasus' agreement, subject to certain conditions, to issue warrants to purchase 1.0 million shares of the Company's Class A Common Stock at an exercise price of $90.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the Black-Scholes pricing model and is approximately $78.8 million. A subsidiary of PMC granted to Pegasus an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Mary C. Metzger, Chairman of PMC and a member of the Company's board of directors, and John C. Harvey, Managing Member of PMC and Ms. Metzger's husband, own a majority of and control PMC.


     In January 2000, PM&C entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005 (collectively, the "New PM&C Credit Facility"). The New PM&C Credit Facility amends the PM&C Credit Facility, is collateralized by substantially all of the assets of PM&C and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the New PM&C Credit Facility can be used for acquisitions and general corporate purposes.


     Commensurate with the closing of the New PM&C Credit Facility, the Company borrowed $275.0 million under the term loan, outstanding balances under the PM&C Credit Facility, the DTS Credit Facility, and the PCC Credit Facility were repaid and commitments under the DTS Credit Facility and the PCC Credit Facility were terminated. Additionally, in connection with the closing of the New PM&C Credit Facility, DTS was merged with and into a subsidiary of PM&C.


     In January 2000, Pegasus issued 5,707 shares of its Series B junior convertible participating preferred stock, with a liquidation preference of $1,000 per share plus any accrued but unpaid dividends (the "Series B Preferred Stock"), as part of an acquisition of DIRECTV distribution rights from an independent DIRECTV provider. Each share of Series B Preferred Stock will initially be convertible at the option of the holder into 16.24 shares of the Company's Class A Common Stock.


     In January 2000, Pegasus completed an offering of 3,000,000 shares of its 6.5% Series C convertible preferred stock, with a liquidation preference of $100 per share plus any accrued but unpaid dividends (the "Series C Preferred Stock"). Each share of Series C Preferred Stock will initially be convertible at the option of the holder into 0.7843 shares of the Company's Class A Common Stock. Pegasus may redeem the Series C Preferred Stock on or after August 1, 2001, subject to certain conditions, at redemption prices set forth in the certificate of designation, plus accumulated and unpaid dividends, if any.


     In February 2000, Pegasus issued 22,500 shares of its Series D junior convertible participating preferred stock, with a liquidation preference of $1,000 per share plus any accrued but unpaid dividends (the "Series D Preferred Stock"), as part of an acquisition of DIRECTV distribution rights from an independent DIRECTV provider. Each share of Series D Preferred Stock will initially be convertible at the option of the holder into 9.77 shares of the Company's Class A Common Stock.


     As of February 11, 2000, the Company acquired, from two independent DIRECTV providers, the rights to provide DIRECTV programming in certain rural areas of California, Indiana and Oregon and the related

                      PEGASUS COMMUNICATIONS CORPORATION
assets in exchange for total consideration of approximately $35.0 million, which consisted of $11.9 million in cash, 22,500 shares of the Company's Series D Preferred Stock (amounting to $22.5 million), $200,000 in promissory notes, payable over two years, and $381,000 in assumed net liabilities.

22. Quarterly Information (unaudited):

     The net revenues and loss from operations data provided in the tables below are from continuing operations and therefore will not necessarily agree to quarterly information previously reported.



                                                                          Quarter Ended
                                                  -------------------------------------------------------------
                                                    March 31,      June 30,      September 30,     December 31,
                                                      1999           1999             1999             1999
                                                  ------------   ------------   ---------------   -------------
                                                              (in thousands, except per share data)
1999
----
 Net revenues .................................     $ 66,285       $ 73,740         $ 84,668         $ 98,075
 Loss from operations .........................      (27,218)       (30,546)         (39,788)         (28,354)
 Loss before extraordinary items ..............      (45,925)       (48,672)         (56,432)         (44,312)
 Net loss applicable to common shares .........      (45,925)       (48,672)         (56,432)         (50,490)

Basic and diluted earnings per share:
 Loss from operations .........................     $   1.66)      $   1.56)        $   2.02)        $   1.44)
 Loss before extraordinary items ..............       ( 2.81)        ( 2.48)          ( 2.86)          ( 2.24)
 Net loss .....................................       ( 2.81)        ( 2.48)          ( 2.86)          ( 2.56)


     For the fourth quarter of 1999, the Company had an extraordinary loss of approximately $6.2 million or $0.32 per share in connection with the DTS Exchange Offer.


                                                                          Quarter Ended
                                                  -------------------------------------------------------------
                                                    March 31,      June 30,      September 30,     December 31,
                                                      1998           1998             1998             1998
                                                  ------------   ------------   ---------------   -------------
                                                              (in thousands, except per share data)
1998
----
 Net revenues .................................     $ 24,389       $ 42,162         $ 52,659         $ 62,243
 Loss from operations .........................       (7,053)        (9,967)         (18,993)         (26,806)
 Loss before extraordinary items ..............      (15,936)       (22,804)         (10,752)         (44,389)
 Net loss applicable to common shares .........      (15,936)       (22,804)         (10,752)         (44,389)

Basic and diluted earnings per share:
 Loss from operations .........................     $   0.68)      $   0.70)        $   1.19)        $   1.69)
 Loss before extraordinary items ..............       ( 1.54)        ( 1.59)          ( 0.68)          ( 2.79)
 Net loss .....................................       ( 1.54)        ( 1.59)          ( 0.68)          ( 2.79)


     The Company had no extraordinary gains or losses for the year ended December 31, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS



Our report on the consolidated financial statements of Pegasus Communication Corporation and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule on page S-2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PRICEWATERHOUSECOOPERS LLP



Philadelphia, Pennsylvania
February 11, 2000

PEGASUS COMMUNCATIONS CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1997, 1998 and 1999
(Dollars in thousands)




                            Balance at      Additions        Additions                          Balance at
                             Beginning     Charged To       Charged To                            End of
Description                  of Period      Expenses      Other Accounts       Deductions         Period
Allowance for
Uncollectible
Accounts Receivable
 Year 1997                   $    243       $  1,142         $    --           $   1,066(b)     $    319
 Year 1998                   $    319       $  2,851         $   183(a)        $   2,786(b)     $    567
 Year 1999                   $    567       $  8,369         $    --           $   7,526(b)     $  1,410

Valuation Allowance for
Deferred Tax Assets
 Year 1997                   $ 10,684       $  7,584         $    --           $   4,971        $ 13,297
 Year 1998                   $ 13,297       $ 41,070         $    --           $   6,246        $ 48,121
 Year 1999                   $ 48,121       $ 69,500         $    --           $  22,136        $ 95,485


(a) Amount acquired as a result of the merger with Digital Television Services, Inc.
(b) Amounts written off, net of recoveries.