Form 10-Q
period 2000-03-31
PEGASUS COMMUNICATIONS CORP
filed 2000-05-15
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 2000
                                   --------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from __________ to __________

                         Commission File Number 0-21389
                                               --------

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
225 City Line Avenue, Suite 200, Bala Cynwyd, PA                    19004
------------------------------------------------                    -----
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
Yes _X_  No___


         Number of shares of each class of the Registrant's common stock outstanding as of May 9, 2000:

                  Class A, Common Stock, $0.01 par value              22,134,979
                  Class B, Common Stock, $0.01 par value               4,581,900
                  Non-Voting, Common Stock, $0.01 par value                    -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2000


                                                                            Page
                                                                            ----
Part I.  Financial Information


         Item 1      Consolidated Financial Statements

                     Consolidated Balance Sheets
                      December 31, 1999 and March 31, 2000                     3

                     Consolidated Statements of Operations
                      Three months ended March 31, 1999 and 2000               4

                     Consolidated Statements of Cash Flows
                      Three months ended March 31, 1999 and 2000               5

                     Notes to Consolidated Financial Statements                6

         Item 2      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           15

         Item 3      Quantitative and Qualitative Disclosures About
                      Market Risk                                             23


Part II. Other Information


         Item 1      Legal Proceedings                                        24

         Item 4      Submission of Matters to a Vote of Security Holders      24

         Item 5      Other Information                                        25

         Item 6      Exhibits and Reports on Form 8-K                         25

         Signature                                                            26

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                         December 31,     March 31,
                                                                                                             1999            2000
                                                                                                         ------------    -----------
                                                                                                                         (unaudited)
                                     ASSETS

Current  assets:
   Cash and cash equivalents                                                                              $ 40,453        $ 315,317
   Restricted cash                                                                                           2,379            4,449
   Accounts receivable, less allowance for doubtful accounts of $1,410 and $1,459, respectively             31,984           28,340
   Inventory                                                                                                10,020           15,599
   Program rights                                                                                            4,373            4,140
   Deferred taxes                                                                                              536              536
   Prepaid expenses and other                                                                                4,597            5,401
                                                                                                          --------       ----------
     Total current assets                                                                                   94,342          373,782

Property and equipment, net                                                                                 44,415           59,000
Intangible assets, net                                                                                     736,806          850,956
Deferred financing costs, net                                                                               23,831           22,961
Program rights                                                                                               5,732            4,732
Deferred taxes                                                                                              30,371           20,739
Investment in affiliates                                                                                     4,598          116,499
Deposits and other                                                                                           5,237            6,353
                                                                                                          --------       ----------
     Total assets                                                                                         $945,332       $1,455,022
                                                                                                          ========       ==========
                             LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                                                                      $ 15,488       $    9,065
   Accounts payable                                                                                          8,999            9,467
   Accrued interest                                                                                         11,592           20,146
   Accrued satellite programming, fees and commissions                                                      37,885           40,245
   Accrued expenses                                                                                         14,139           15,641
   Amounts due seller                                                                                        6,729                -
   Current portion of program rights payable                                                                 4,446            4,281
                                                                                                          --------       ----------
     Total current liabilities                                                                              99,278           98,845

Long-term debt                                                                                             668,926          745,911
Program rights payable                                                                                       4,211            3,296
Deferred taxes                                                                                              90,310          104,806
                                                                                                          --------       ----------
     Total liabilities                                                                                     862,725          952,858
                                                                                                          --------       ----------
Commitments and contingent liabilities                                                                           -                -

Minority interest                                                                                            3,000            3,000

Preferred Stock; $0.01 par value; 20.0 million shares authorized                                                 -                -
Series A Preferred Stock; $0.01 par value; 143,684 shares authorized; 135,073 and 143,684
   issued and outstanding                                                                                  142,734          147,313
Series B Preferred Stock; $0.01 par value; 5,707 shares authorized, issued and outstanding                       -            5,721
Series D Preferred Stock; $0.01 par value; 22,500 shares authorized, issued and outstanding                      -           22,650
Series E Preferred Stock; $0.01 par value; 10,000 shares authorized, issued and outstanding                      -           10,038

Stockholders' equity (deficit):
   Series C Preferred Stock; $0.01 par value; 3.0 million shares authorized, issued and outstanding              -          300,000
   Class A Common Stock; $0.01 par value; 250.0 million shares authorized; 15,216,510                          152              159
       and 15,943,163 issued and outstanding
   Class B Common Stock; $0.01 par value; 30.0 million shares authorized; 4,581,900                             46               46
       issued and outstanding
   Non-Voting Common Stock; $0.01 par value; 200.0 million shares authorized                                     -                -
   Additional paid-in capital                                                                              237,566          361,909
   Deficit                                                                                                (300,704)        (348,433)
   Class A Common Stock in treasury, at cost; 4,253 and 4,907 shares                                          (187)            (239)
                                                                                                          --------       ----------
     Total stockholders' equity (deficit)                                                                  (63,127)         313,442
                                                                                                          --------       ----------
     Total liabilities and stockholders' equity (deficit)                                                 $945,332       $1,455,022
                                                                                                          ========       ==========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                                   Three Months Ended March 31,
                                                                                 --------------------------------
                                                                                   1999                     2000
                                                                                 -------                  -------
                                                                                            (unaudited)
Net revenues:
  DBS                                                                            $58,336                 $ 95,857
  Broadcast                                                                        7,949                    8,138
                                                                                 -------                 --------
   Total net revenues                                                             66,285                  103,995

Operating expenses:
  DBS
   Programming, technical, general and administrative                             40,519                   67,858
   Marketing and selling                                                          21,146                   25,409
   Incentive compensation                                                            390                      400
   Depreciation and amortization                                                  21,452                   22,450
  Broadcast
   Programming, technical, general and administrative                              4,943                    5,963
   Marketing and selling                                                           1,467                    1,869
   Incentive compensation                                                            156                       15
   Depreciation and amortization                                                   1,189                    1,325

  Corporate expenses                                                               1,182                    1,860
  Corporate depreciation and amortization                                            710                      363
  Development costs                                                                    -                      427
  Other expense, net                                                                 349                      865
                                                                                 -------                 --------
   Loss from operations                                                          (27,218)                 (24,809)

Interest expense                                                                 (15,681)                 (21,247)
Interest income                                                                      445                    3,426
                                                                                 -------                 --------
   Loss from continuing operations before income taxes,
    equity loss and extraordinary items                                          (42,454)                 (42,630)
Benefit for income taxes                                                            (443)                  (3,806)
Equity in net loss of unconsolidated affiliates                                        -                     (116)
                                                                                 -------                 --------
   Loss from continuing operations before
    extraordinary items                                                          (42,011)                 (38,940)
Discontinued operations:
   Income from discontinued operations of cable
    segment, net of income taxes                                                     133                      491
                                                                                 -------                 --------
   Loss before extraordinary items                                               (41,878)                 (38,449)
Extraordinary loss from extinquishment of debt, net                                    -                   (9,280)
                                                                                 -------                 --------
  Net loss                                                                       (41,878)                 (47,729)
  Preferred stock dividends                                                        4,047                    4,781
                                                                                 -------                 --------
  Net loss applicable to common shares                                          ($45,925)                ($52,510)
                                                                                 =======                  =======

Basic and diluted earnings per common share:
  Loss from continuing operations                                                 ($2.82)                  ($2.15)
  Income from discontinued operations                                               0.01                     0.02
                                                                                 -------                 --------
  Loss before extraordinary items                                                  (2.81)                   (2.13)
  Extraordinary loss                                                                   -                    (0.46)
                                                                                 -------                 --------
  Net loss                                                                        ($2.81)                  ($2.59)
                                                                                 =======                  =======
  Weighted average shares outstanding (000's)                                     16,352                   20,249
                                                                                 =======                  =======

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                   Three Months Ended March 31,
                                                                                 --------------------------------
                                                                                   1999                     2000
                                                                                 -------                  -------
                                                                                            (unaudited)
Cash flows from operating activities:
    Net loss                                                                    ($41,878)                ($47,729)
    Adjustments to reconcile net loss
      to net cash used for operating activities:
      Extraordinary loss on  extinguishment of debt, net                               -                    9,280
      Depreciation and amortization                                               24,436                   26,208
      Program rights amortization                                                    783                    1,221
      Amortization of debt discount and deferred financing fees                      375                    1,464
      Stock incentive compensation                                                   569                      500
      Gain on disposal of assets                                                     (35)                       -
      Equity in net loss of unconsolidated affiliates                                  -                      116
      Bad debt expense                                                             1,020                    2,808
      Deferred income taxes                                                         (443)                  (3,856)
      Change in assets and liabilities:
         Accounts receivable                                                      (2,491)                   1,166
         Inventory                                                                   840                   (5,579)
         Prepaid expenses and other                                                 (158)                    (804)
         Accounts payable and accrued expenses                                       494                    2,069
         Accrued interest                                                         (2,373)                   8,554
         Deposits and other                                                            -                   (1,116)
                                                                                 -------                 --------
    Net cash used for operating activities                                       (18,861)                  (5,698)
                                                                                 -------                 --------

Cash flows from investing activities:
       Acquisitions                                                              (65,776)                 (35,967)
       Capital expenditures                                                       (1,662)                  (8,005)
       Purchase of intangible assets                                                (604)                    (193)
       Payments for programming rights                                              (735)                  (1,068)
       Proceeds from sale of assets                                                  509                        -
       Investment in affiliates                                                        -                  (14,462)
                                                                                 -------                 --------
    Net cash used for investing activities                                       (68,268)                 (59,695)
                                                                                 -------                 --------

Cash flows from financing activities:
       Repayments of long-term debt                                              (10,849)                  (9,761)
       Borrowings on bank credit facilities                                       30,500                  275,000
       Repayments of bank credit facilities                                      (50,200)                (204,200)
       Restricted cash                                                            10,524                   (2,070)
       Increase in deferred financing costs                                       (1,419)                 (10,052)
       Capital lease repayments                                                      (57)                     (38)
       Proceeds from issuance of Class A Common Stock                             79,550                      811
       Proceeds from issuance of Series C Preferred Stock                              -                  300,000
       Underwriting and stock offering costs                                      (4,657)                  (9,381)
       Repurchase of Class A Common Stock                                              -                      (52)
                                                                                 -------                 --------
    Net cash provided by financing activities                                     53,392                  340,257
                                                                                 -------                 --------

Net increase (decrease) in cash and cash equivalents                             (33,737)                 274,864
Cash and cash equivalents, beginning of year                                      54,505                   40,453

                                                                                 -------                 --------
Cash and cash equivalents, end of period                                         $20,768                 $315,317
                                                                                 =======                 ========

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent"). Pegasus' significant direct operating subsidiary is Pegasus Media & Communications, Inc. ("PM&C").

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

2.  Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Pegasus and all of its subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts for 1999 have been reclassified for comparative purposes.

         The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the year then ended.

3.  Investment in Affiliates:

         Pegasus Development Corporation ("PDC"), a subsidiary of Pegasus, has an 89% investment in Pegasus PCS Partners, LP ("PCS") which is accounted for by the equity method. PCS, a jointly owned limited partnership, acquires, owns, controls and manages wireless licenses. Pegasus PCS, Inc. is the sole general partner of PCS and is controlled by Marshall W. Pagon, the Company's President and Chief Executive Officer. PDC's share of undistributed losses of PCS included in continuing operations was $116,000 for the first quarter of 2000. PDC's total investment in PCS at March 31, 2000 was $4.5 million.

         In January 2000, PDC made an investment in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, of approximately $112.0 million which is accounted for by the equity method. The investment consisted of $14.4 million in cash, 200,000 shares of Pegasus' Class A Common Stock (amounting to $18.8 million) and Pegasus' agreement, subject to certain conditions, to issue warrants to purchase 1.0 million shares of Pegasus' Class A Common Stock at an exercise price of $90.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the Black-Scholes pricing model and is approximately $78.8 million. A subsidiary of PMC granted to Pegasus an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Mary C. Metzger, Chairman of PMC and a member of the Company's Board of Directors, and John C. Harvey, Managing Member of PMC and Ms. Metzger's husband, own a majority of and control PMC. PDC's share of undistributed losses of PMC included in continuing operations was insignificant for the first quarter of 2000. PDC's total investment in PMC at March 31, 2000 was $112.0 million.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  Common Stock:

         On March 22, 2000, the Company amended Pegasus' Certificate of Incorporation, increasing the number of authorized shares of Class A Common Stock from 50.0 million to 250.0 million, increasing the number of authorized shares of Class B Common Stock from 15.0 million to 30.0 million and increasing the number of authorized shares of Non-Voting Common Stock from 20.0 million to
200.0 million.

         As of March 31, 2000, the Company had three classes of Common Stock:
Class A Common Stock, Class B Common Stock and Non-Voting Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively.

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

5.  Preferred Stock:

         On March 22, 2000, the Company amended Pegasus' Certificate of Incorporation, increasing the number of authorized shares of Preferred Stock from 5.0 million to 20.0 million.

         As of December 31, 1999 and March 31, 2000, the Company had 5.0 million and 20.0 million shares of Preferred Stock authorized of which 143,684 shares have been designated as 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock"), 5,707 shares have been designated as Series B Junior Convertible Participating Preferred Stock (the "Series B Preferred Stock"), 3.0 million shares have been designated as 6.5% Series C Convertible Preferred Stock (the "Series C Preferred Stock"), 22,500 shares have been designated as Series D Junior Convertible Participating Preferred Stock (the "Series D Preferred Stock") and 10,000 shares have been designated as Series E Junior Convertible Participating Preferred Stock (the "Series E Preferred Stock").

Series A Preferred Stock:

         The Company had approximately 135,073 and 143,684 shares of Series A Preferred Stock issued and outstanding at December 31, 1999 and March 31, 2000, respectively. On January 1, 2000, the Company paid dividends on the Series A Preferred Stock in the aggregate of approximately 8,611 shares of Series A Preferred Stock amounting to approximately $4.6 million.

         The carrying amount of the Series A Preferred Stock is periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the mandatory redemption features. The increase in carrying amount is effected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital.

Series B, Series D and Series E Preferred Stock:

         In connection with DBS acquisitions, the Company had 5,707 shares, 22,500 shares and 10,000 shares of Series B, Series D and Series E Preferred Stock issued and outstanding at March 31, 2000, respectively. Each whole share of Series B, Series D and Series E Preferred Stock has a liquidation preference of $1,000 per share plus any accrued but unpaid dividends (the "Series B Liquidation Preference," the "Series D Liquidation Preference" and the "Series E Liquidation Preference," respectively) . Each share of Series B, Series D and Series E Preferred Stock will initially be convertible at any time at the option of the holder into approximately 16.24 shares, 9.77 shares and 10.78 shares of Pegasus' Class A Common Stock, respectively. Holders of shares of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, cash dividends at a rate of 1% payable semi-annually on January 1 and July 1, commencing on July 1, 2000. Holders of shares of Series D and Series E Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, dividends at a rate of 4% payable annually on January 1, commencing on January 1, 2001. Dividends on the Series D and Series E Preferred Stock shall be payable in cash or in Pegasus' Class A Common Stock, at the option of the Company. Dividends on the Series B, Series D and Series E Preferred Stock shall be cumulative and shall accrue from the date of the original issuance.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.   Preferred Stock: - (Continued)

         The carrying amounts of the Series B, Series D, and Series E Preferred Stock are periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the redemption features. For the three months ended March 31, 2000, dividends on the Series B, Series D and Series E Preferred Stock amounting to $14,000, $150,000 and $38,000 have been recorded, respectively. The increases in carrying amounts are effected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital.

         In the event of liquidation, the Series B, Series D and Series E Preferred Stock will rank, to the extent of their respective liquidation preferences, junior to Pegasus' Series A and Series C Preferred Stock, senior to all classes of the Company's Common Stock and on parity with each other.

Series C Preferred Stock:

         In January 2000, Pegasus completed an offering of 3.0 million shares of Series C Preferred Stock, resulting in net proceeds to the Company of $290.6 million. The Company had 3.0 million shares of Series C Preferred Stock issued and outstanding at March 31, 2000. Each whole share of Series C Preferred Stock has a liquidation preference of $100 per share plus any accrued but unpaid dividends (the "Series C Liquidation Preference") and will initially be convertible at any time at the option of the holder into 0.7843 shares of Pegasus' Class A Common Stock. Holders of shares of Series C Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, dividends at a rate of 6.5% payable quarterly on January 31, April 30, July 31 and October 31, commencing on April 30, 2000. Dividends shall be payable in cash, in Pegasus' Class A Common Stock or a combination thereof, at the option of the Company. Dividends on the Series C Preferred Stock shall be cumulative and shall accrue from the date of the original issuance.

         In the event of liquidation, the Series C Preferred Stock will rank junior to Pegasus' Series A Preferred Stock, senior to Pegasus' Series B, Series D and Series E Preferred Stock and senior to all classes of the Company's Common Stock.

         Under the terms of the Series A, Series B, Series C, Series D and Series E Preferred Stock, Pegasus' ability to pay dividends on its Common Stock is subject to certain restrictions.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Long-Term Debt:

Long-term debt consists of the following (in thousands):

                                                                           December 31,         March 31,
                                                                               1999                2000
                                                                               ----                ----
Series B Senior Notes payable by Pegasus, due 2005,
   interest at 9.625%, payable semi-annually in arrears on
   April 15 and October 15.......................................            $115,000            $115,000

Series B Senior Notes payable by Pegasus, due 2006,
   interest at 9.75%, payable semi-annually in arrears on
   June 1 and December 1.........................................             100,000             100,000

Series A Senior Notes payable by Pegasus, due 2007,
   interest at 12.5%, payable semi-annually in arrears on
   February 1 and August 1.......................................             155,000             155,000

Senior six-year $180.0 million revolving credit facility,
   payable by PM&C, interest at PM&C's option at either
   the bank's base rate plus an applicable margin or LIBOR
   plus an applicable margin.....................................             142,500                   -

Senior six-year $70.0 million revolving credit facility,
   payable by DTS, interest at DTS' option at either the
   bank's base rate plus an applicable margin or the
   Eurodollar Rate plus an applicable margin.....................              42,700                   -

Senior six-year $20.0 million term loan facility, payable by
   DTS, interest at DTS' option at either the bank's base
   rate plus an applicable margin or the Eurodollar Rate
   plus an applicable margin.....................................              19,000                   -

Senior five-year $225.0 million revolving credit facility,
   payable by PM&C, interest at PM&C's option at either
   the bank's base rate plus an applicable margin or LIBOR
   plus an applicable margin.....................................                   -                   -

Senior five-year $275.0 million term loan facility, payable
   by PM&C, interest at PM&C's option at either the
   bank's base rate plus an applicable margin or LIBOR
   plus an applicable margin.....................................                   -             275,000

Series B Notes payable by PM&C, due 2005, interest at
   12.5%, payable semi-annually in arrears on January 1
   and July 1, net of unamortized discount of $2.2 million
   and $2.1 million as of December 31, 1999 and March
   31, 2000, respectively........................................              82,776              82,876

Mortgage payable, due 2000, interest at 8.75%....................                 431                   -

Mortgage payable, due 2010, interest at 9.25%....................                   -               8,750

Sellers' notes, due 2000 to 2005, interest at 3% to 8%...........              26,648              18,029

Capital leases and other.........................................                 359                 321
                                                                             --------            --------
                                                                              684,414             754,976
Less current maturities..........................................              15,488               9,065
                                                                             --------            --------
Long-term debt...................................................            $668,926            $745,911
                                                                             ========            ========

         Certain of the Company's sellers' notes are collateralized by stand-by letters of credit issued pursuant to the New PM&C Credit Facility.

         Digital Television Services, Inc. ("DTS"), a subsidiary of Pegasus, maintained a $70.0 million senior revolving credit facility and a $20.0 million senior term credit facility (collectively, the "DTS Credit Facility") which was collateralized by substantially all of the assets of DTS and its subsidiaries.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.   Long-Term Debt: - (Continued)

The DTS Credit Facility was subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The DTS Credit Facility was terminated in January 2000.

         PM&C maintained a $180.0 million senior revolving credit facility (the "PM&C Credit Facility") which was collateralized by substantially all of the assets of PM&C and its subsidiaries. The PM&C Credit Facility was subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. The PM&C Credit Facility was amended and restated in January 2000.

         In December 1999, Pegasus entered into a $35.5 million interim letter of credit facility (the "PCC Credit Facility"). The PCC Credit Facility was terminated in January 2000.

         In January 2000, PM&C entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005 (collectively, the "New PM&C Credit Facility"). The New PM&C Credit Facility is collateralized by substantially all of the assets of PM&C and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of March 31, 2000, $40.6 million of stand-by letters of credit were issued pursuant to the New PM&C Credit Facility, including $12.9 million collateralizing certain of the Company's outstanding sellers' notes.

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

         In February 2000, Pegasus entered into a mortgage of $8.8 million with interest payable at 9.25% in connection with the purchase of a building in Bala Cynwyd, PA where Pegasus' corporate offices are located. The mortgage is being amortized over 25 years with a balloon payment to satisfy the mortgage in 2010.

         The Company's indebtedness contain certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to create liens and to pay dividends.

7.  Earnings Per Common Share:

Calculation of basic and diluted earnings per common share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share (in thousands):

                                                                                  Three Months Ended March 31,
                                                                                -------------------------------
                                                                                   1999                 2000
                                                                                   ----                 ----
Net loss applicable to common shares......................................      ($45,925)             ($52,510)
                                                                                 -------               -------

Weighted average common shares outstanding................................        16,352                20,249
                                                                                 -------               -------

Total shares used for calculation of basic earnings per common share......        16,352                20,249

Stock options and warrants................................................             -                     -
                                                                                 -------               -------

Total shares used for calculation of diluted earnings per common share....        16,352                20,249
                                                                                 -------               -------

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Earnings Per Common Share: - (Continued)

         Basic earnings per common share amounts are based on net loss, after deducting preferred stock dividend requirements, divided by the weighted average number of shares of Class A, Class B and Non-Voting Common Stock outstanding during the period. The total shares used for the calculation of diluted earnings per common share were not adjusted for securities that have not been issued as they are antidilutive.

         For the three months ended March 31, 1999 and 2000, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of preferred stock dividend requirements, approximately $4.0 million and $4.8 million, respectively, by applicable shares outstanding.

8.  Acquisitions:

         In the first quarter of 2000, the Company acquired, from seven independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $133.9 million, which consisted of $36.0 million in cash, 22,500 shares of Pegasus' Series D Preferred Stock (amounting to $22.5 million), 10,000 shares of Pegasus' Series E Preferred Stock (amounting to $10.0 million), 436,592 shares of Pegasus' Class A Common Stock (amounting to $39.7 million), warrants to purchase a total of 1,500 shares of Pegasus' Class A Common Stock (amounting to $166,000), $24.4 million of a deferred tax liability, $200,000 in promissory notes and $961,000 in assumed net liabilities.

9.  Discontinued Operations:

         In January 2000, the Company entered into a letter of intent to sell its remaining Cable operations for $170.0 million in cash, subject to certain adjustments. The Company anticipates closing this sale during the third quarter of 2000. Accordingly, the results of operations from the entire Cable segment have been classified as discontinued with prior periods restated.

         Net revenues and income from discontinued operations were as follows (in thousands):

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     1999              2000
                                                                                     ----              ----
Net revenues..............................................................          $3,071            $6,199
Income from operations....................................................             127               397
Provision (benefit) for income taxes......................................               -               (50)
Income from discontinued operations.......................................             133               491

10. Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows (in thousands):

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     1999              2000
                                                                                     ----              ----
Barter revenue and related expense...........................................       $1,683            $1,807
Acquisition of program rights and assumption of related program payables.....          170                 -
Mortgage payable and related purchase of building............................            -             8,750
Capital contribution and related acquisition of intangibles..................            -            78,115
Capital contribution and related investment in affiliates....................            -            97,555
Notes payable and related acquisition of intangibles.........................        2,250               515
Preferred stock dividends and reduction of paid-in capital...................        4,047             4,781
Deferred taxes, net and related acquisition of intangibles...................            -            27,985

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Supplemental Cash Flow Information: - (Continued)

         For the three months ended March 31, 1999 and 2000, the Company paid cash for interest in the amount of $18.1 million and $12.7 million, respectively. The Company paid no federal income taxes for the three months ended March 31, 1999 and 2000.

11. Commitments and Contingent Liabilities:

Legal Matters:

         From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

         The Company is a rural affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation, DIRECTV's parent, and between the Company and the NRTC.

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

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions.

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

         On February 10, 2000, the Company and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and Golden Sky also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Commitments and Contingent Liabilities: - (Continued)

27, 2000 and has been transferred to the judge assigned to the actions filed by the Company and Golden Sky and by the NRTC.

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

Commitments:

         The Company has entered into a multi-year agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services which will significantly increase the Company's existing call center capacity. The initial term of the agreement ends on December 31, 2004. The Company must pay minimum fees to the provider as follows (in thousands):

                                                                       Annual
           Year                                                     Minimum Fees
           ----                                                     ------------

           2000.................................................      $12,600
           2001.................................................       18,216
           2002.................................................       20,250
           2003.................................................       20,250
           2004.................................................       20,250
                                                                      -------
           Total minimum payments                                     $91,566
                                                                      =======

12. Industry Segments:

         The Company operates in growing segments of the media industry: DBS and Broadcast. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 38 states. Broadcast consists of ten television stations affiliated with Fox, UPN and the WB and two transmitting towers, all located in the eastern United States.

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $380,000 and $141,000 for the three months ended March 31, 1999 and 2000, respectively. Capital expenditures for the Company's Broadcast segment were $251,000 and $1.9 million for the three months ended March 31, 1999 and 2000, respectively. Capital expenditures for the Company's discontinued Cable segment were $892,000 and $1.7 million for the three months ended March 31, 1999 and 2000, respectively. All other capital expenditures for the three months ended March 31, 1999 and 2000 were at the corporate level. Identifiable total assets for the Company's DBS segment were $701.9 million and $821.8 million as of December 31, 1999 and March 31, 2000, respectively. Identifiable total assets for the Company's Broadcast segment were $70.6 million and $67.1 million as of December 31, 1999 and March 31, 2000, respectively. Identifiable total assets for the Company's discontinued Cable segment were $86.5 million and $83.9 million as of December 31, 1999 and March 31, 2000, respectively. All other identifiable assets as of December 31, 1999 and March 31, 2000 were at the corporate level.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Other Events:

         On May 5, 2000, the Company acquired, from Golden Sky Holdings, Inc. ("GSH"), the rights to provide DIRECTV programming in certain rural areas of 24 states and the related assets and liabilities in exchange for total consideration of approximately $1.3 billion, which consisted of approximately
6.1 million shares of Pegasus' Class A Common Stock (amounting to $579.0 million at a price of $95.07 per share, the average closing price per share five days prior and subsequent to the acquisition announcement), options to purchase a total of approximately 349,000 shares of Pegasus' Class A Common Stock (amounting to $33.1 million), approximately $377.8 million of assumed net liabilities (as of March 31, 2000) and a deferred tax liability of approximately $342.8 million.

         On May 10, 2000, Pegasus announced a two-for-one stock split of its Class A Common Stock, in the form of a stock dividend, to shareholders of record on May 19, 2000. Shareholders will receive one additional share of Pegasus' Class A Common Stock for each share of Pegasus' Class A Common Stock they own as of the record date.

         The following represents the proforma effect of the stock split on basic and diluted earnings per common share:

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                    1999               2000
                                                                                    ----               ----
Basic and diluted earnings per common share:
    Loss from continuing operations......................................          ($1.41)            ($1.08)
    Income from discontinued operations..................................            0.01               0.01
                                                                                   ------             ------
    Loss before extraordinary items......................................           (1.40)             (1.07)
    Extraordinary loss...................................................               -              (0.23)
                                                                                   ------             ------
    Net loss.............................................................          ($1.40)            ($1.30)
                                                                                   ======             ======

    Weighted average shares outstanding (000's)..........................          32,704             40,498
                                                                                   ======             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report and in reports and registration statements filed from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-14 herein.


General

         Pegasus Communications Corporation is:

         o The largest independent provider of DIRECTV with 802,000 subscribers at March 31, 2000, on an actual basis, without giving effect to the Golden Sky acquisition. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 5.3 million rural households in 38 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 2,500 independent retailers.

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

         o  results of discontinued operations; and

         o DBS subscriber acquisition costs, which are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new DBS subscribers.

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


Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999

         Total net revenues from continuing operations for the three months ended March 31, 2000 were $104.0 million, an increase of $37.7 million, or 57%, compared to total net revenues of $66.3 million for the same period in 1999. The increase in total net revenues for the three months ended March 31, 2000 was primarily due to an increase in DBS revenues of $37.5 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses from continuing operations for the three months ended March 31, 2000 were $128.8 million, an increase of $35.3 million, or 38%, compared to total operating expenses of $93.5 million for the same period in 1999. The increase was primarily due to an increase of $32.6 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $2.2 million for the three months ended March 31, 2000, an increase of $331,000, or 17%, compared to $1.9 million for the same period in 1999. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         New business development costs were $427,000 for the three months ended March 31, 2000.

         Other expenses from continuing operations were $865,000 for the three months ended March 31, 2000, an increase of $516,000, or 148%, compared to other expenses of $349,000 for the same period in 1999. The increase is primarily due to increased investor relation activities and legal fees associated with the DIRECTV litigation.

         Interest expense from continuing operations was $21.2 million for the three months ended March 31, 2000, an increase of $5.6 million, or 35%, compared to interest expense of $15.7 million for the same period in 1999. The increase in interest expense is primarily due to interest and fees in connection with the new Pegasus Media & Communications credit facility. Interest income from continuing operations was $3.4 million for the three months ended March 31, 2000, an increase of $3.0 million, or 670%, compared to interest income of $445,000 for the same period in 1999. The increase in interest income is due to significantly higher average cash balances for the three months ended March 31, 2000 compared to the same period in 1999.

         The benefit for income taxes from continuing operations amounted to $3.8 million for the three months ended March 31, 2000, an increase of $3.4 million, compared to a benefit of $443,000 for the same period in 1999. The increase is primarily attributable to the amortization of deferred tax liabilities originating from DBS acquisitions.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $116,000 for the three months ended March 31, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $491,000 for the three months ended March 31, 2000, an increase of $358,000, or 269%, compared to $133,000 for the same period in 1999. The increase is primarily attributable to the acquisition of the Aguadilla, Puerto Rico cable system effective March 31, 1999. Pegasus had approximately 55,000 cable subscribers at March 31, 2000 compared to 50,200 at March 31, 1999.

         Extraordinary loss from the extinguishment of debt was $9.3 million for the three months ended March 31, 2000. In January 2000, Pegasus Media & Communications entered into an amended and restated $500.0 million credit facility. Commensurate with the closing of the new credit facility, certain funds from the initial borrowing were used to repay the outstanding balances under the existing Pegasus Media & Communications $180.0 million credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Accordingly, the deferred financing costs related to the terminated credit facilities were written off.

         Preferred stock dividends were $4.8 million for the three months ended March 31, 2000, an increase of $734,000, or 18%, compared to $4.0 million in preferred stock dividends for the same period in 1999. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding for the three months ended March 31, 2000 compared to the same period in 1999 as the result of payment of dividends in kind and the issuance of four new series of preferred stock in the first quarter of 2000.

DBS

         During the last twelve months, Pegasus acquired, through acquisitions, approximately 77,000 subscribers and the exclusive DIRECTV distribution rights to approximately 587,000 households in rural areas of the United States. At March 31, 2000, Pegasus had exclusive DIRECTV distribution rights to 5.3 million households and 802,000 subscribers as compared to 4.8 million households and 481,000 subscribers at March 31, 1999. Pegasus had 7.2 million households and approximately 1.2 million subscribers at March 31, 2000, including pending acquisitions (which include the acquisition of Golden Sky). At March 31, 1999, subscribers would have been 817,000, including pending and completed acquisitions. Subscriber penetration increased from 11.3% at March 31, 1999 to 16.1% at March 31, 2000, including pending and completed acquisitions.

         Total DBS net revenues were $95.9 million for the three months ended March 31, 2000, an increase of $37.5 million, or 64%, compared to DBS net revenues of $58.3 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the first quarter of 2000 compared to the first quarter of 1999. The average monthly revenue per subscriber was $43.52 for the three months ended March 31, 2000 compared to $43.12 for the same period in 1999. Pro forma DBS net revenues, including pending acquisitions at March 31, 2000 (which include the acquisition of Golden
Sky), were $146.5 million, an increase of $23.7 million, or 19%, compared to pro forma DBS net revenues of $122.8 million for the same period in 1999.

         Programming, technical, and general and administrative expenses were $67.9 million for the three months ended March 31, 2000, an increase of $27.3 million, or 67%, compared to $40.5 million for the same period in 1999. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.8% for the three months ended March 31, 2000 compared to 69.5% for the same period in 1999.

         Subscriber acquisition costs were $25.4 million for the three months ended March 31, 2000, an increase of $4.3 million compared to $21.1 million for the same period in 1999. Gross subscriber additions were 79,300 for the three months ended March 31, 2000 compared to 51,600 for the same period in 1999. The total subscriber acquisition costs per gross subscriber addition were $321 for the three months ended March 31, 2000 compared to $410 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is due to a decrease in promotional programming.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $400,000 for the three months ended March 31, 2000, an increase of $10,000, or 3%, compared to $390,000 for the same period in 1999. The increase resulted from a larger gain in pro forma location cash flow during the first quarter of 2000 as compared to the first quarter of 1999.

         Depreciation and amortization was $22.5 million for the three months ended March 31, 2000, an increase of $998,000, or 5%, compared to $21.5 million for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred during the last two years.

Broadcast

         During the three months ended March 31, 2000, Pegasus owned or programmed ten broadcast television stations in six markets. One new station was launched during the fourth quarter of 1999. Total net broadcast revenues for the three months ended March 31, 2000 were $8.1 million, an increase of $189,000, or 2%, compared to net broadcast revenues of $7.9 million for the same period in 1999. The increase is primarily attributable to an increase of $125,000 in barter revenue.

         Programming, technical, and general and administrative expenses were $6.0 million for the three months ended March 31, 2000, an increase of $1.0 million, or 21%, compared to $4.9 million for the same period in 1999. The increase is primarily due to higher programming costs for the three months ended March 31, 2000 compared to the same period in 1999 and an increase in fees to the Fox Television Network.

         Marketing and selling expenses were $1.9 million for the three months ended March 31, 2000, an increase of $402,000, or 27%, compared to $1.5 million for the same period in 1999. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $15,000 for the three months ended March 31, 2000, a decrease of $141,000, or 90%, compared to $156,000 for the same period in 1999. The decrease resulted from a lower gain in pro forma location cash flow during the first quarter of 2000 as compared to the first quarter of 1999.

         Depreciation and amortization was $1.3 million for the three months ended March 31, 2000, an increase of $136,000, or 11%, compared to $1.2 million for the same period in 1999. The increase is due to capital expenditures associated with the launch of new stations, our news initiative and the construction of and facility upgrades to our stations.

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

         Pre-marketing cash flow from continuing operations increased by approximately $8.9 million, or 46%, for the three months ended March 31, 2000 as compared to the same period in 1999. Pre-marketing cash flow from continuing operations increased as a result of:

         o a $10.2 million, or 57%, increase in DBS pre-marketing cash flow attributable to acquisitions and internal growth in Pegasus' DBS subscriber base; and

         o a $1.2 million, or 80%, decrease in broadcast location cash flow as a result of an increase in programming expenses and fees to the Fox Television Network.

         During the three months ended March 31, 2000, $40.5 million of cash on hand at the beginning of the year, together with $340.3 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $5.7 million and investing activities of approximately $59.7 million. Investing activities consisted of:

         o the acquisition of DBS assets from seven independent DIRECTV providers during the first quarter of 2000 for approximately $36.0 million;

         o approximately $1.3 million of broadcast expenditures for broadcast television transmitter, tower and facility constructions and upgrades;

         o the expansion and enhancements of the Puerto Rico cable system amounting to approximately $1.3 million;

         o  investment in affiliates of $14.5 million;

         o the purchase of a building for our corporate offices of approximately $13.0 million, of which $4.3 million was payable in cash;

         o  payments of programming rights amounting to $1.1 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $1.4 million.

         Financing activities consisted of:

         o the issuance of 3.0 million shares of Series C convertible preferred stock resulting in net proceeds to Pegasus of approximately $290.6 million;

         o the issuance of approximately 70,000 shares of Class A common stock resulting in net proceeds to Pegasus of approximately $811,000;

         o  net borrowings on bank credit facilities totaling $70.8 million;

         o an increase in deferred financing costs of approximately $10.1 million, primarily in connection with the amendment and restatement of the Pegasus Media & Communications credit facility;

         o the repayment of approximately $9.8 million of long-term debt, primarily sellers' notes and capital leases;

         o the placement of approximately $2.1 million in certificates of deposit to collateralize certain outstanding loans; and

         o  the repurchase of Class A common stock in treasury of $52,000.

         As of March 31, 2000, cash on hand amounted to $315.3 million plus restricted cash of $4.4 million.

         In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005. The new Pegasus Media & Communications credit facility is collateralized by substantially all of the assets of Pegasus Media & Communications and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the new Pegasus Media & Communications credit facility are available for acquisitions, subject to the approval of lenders in certain circumstances, to retire certain indebtedness, to fund interest payments, for working capital, capital expenditures and general corporate purposes. As of March 31, 2000, $275.0 million was outstanding under the senior term credit facility and stand-by letters of credit amounting to $40.6 million were issued pursuant to the senior revolving credit facility.

         A portion of the proceeds from the initial borrowing under the senior term credit facility was used to repay the outstanding balances under the existing Pegasus Media & Communications $180.0 million senior revolving credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Additionally, in connection with the closing of the new Pegasus Media & Communications credit facility, Digital Television Services was merged with and into a subsidiary of Pegasus Media & Communications.

         In January 2000, Pegasus completed an offering of 3.0 million shares of its 6.5% Series C convertible preferred stock, with a liquidation preference of $100 per share plus any accrued but unpaid dividends, which resulted in net proceeds to Pegasus of approximately $290.6 million. Each share of Series C preferred stock will initially be convertible at the option of the holder into
0.7843 shares of Pegasus' Class A common stock. Pegasus may redeem the Series C preferred stock on or after August 1, 2001, subject to certain conditions, at redemption prices set forth in the certificate of designation, plus accumulated and unpaid dividends, if any.

         In the first quarter of 2000, Pegasus issued 5,707 shares, 22,500 shares and 10,000 shares of its Series B, Series D and Series E junior convertible participating preferred stock, respectively, with a liquidation preference of $1,000 per share plus any accrued but unpaid dividends, as partial consideration for acquisitions of DIRECTV distribution rights from three independent DIRECTV providers. Each share of Series B, Series D and Series E preferred stock will initially be convertible at the option of the holder into approximately 16.24 shares, 9.77 shares and 10.78 shares of Pegasus' Class A common stock, respectively.

         As defined in the certificate of designation governing Pegasus' Series A preferred stock and the indentures governing Pegasus' senior notes, Pegasus is required to provide adjusted operating cash flow data for Pegasus and its restricted subsidiaries on a consolidated basis where adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that location cash flow, operating cash flow and adjusted operating cash flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted subsidiaries carries the same meaning as in the certificate of designation. Pro forma for the seven completed DBS acquisitions occurring in the first quarter of 2000, as if such acquisitions occurred on April 1, 1999, adjusted operating cash flow would have been approximately $123.1 million as follows (in thousands):

                                                             Four Quarters Ended
                                                                March 31, 2000
                                                             -------------------

Revenues...................................................        $503,458
Direct operating expenses, excluding depreciation,
  amortization and other non-cash charges..................         373,526
                                                                   --------
Income from operations before incentive compensation,
  corporate expenses, depreciation and amortization and
  other non-cash charges...................................         129,932
Corporate expenses.........................................
                                                                      6,846
                                                                   --------
Adjusted operating cash flow...............................        $123,086
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

Dividend Policy

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Pegasus Media & Communications' credit facility and publicly held debt securities restrict it from paying dividends to Pegasus. In addition, Pegasus' ability to pay dividends and to incur indebtedness are subject to certain restrictions contained in Pegasus' publicly held debt securities, in the terms of Pegasus' Series A and Series C preferred stock and by Pegasus Media & Communications' credit facility and publicly held debt securities.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management believes that the adoption of SFAS No. 133 will not have a material effect on our business, financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101A has deferred the timing of the adoption of the requirements until the second quarter of 2000. Management believes that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information about Pegasus' market sensitive financial instruments is provided below and constitutes a "forward-looking statement." Pegasus' major market risk exposure is changing interest rates that relate to its credit facilities, debt obligations and preferred stock. Pegasus' objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower its overall borrowing costs. Pegasus has entered into interest rate protection agreements on its credit facility to limit its exposure to market interest rate fluctuations.

         Pegasus Media & Communications maintained a $180.0 million senior, reducing revolving credit facility. Interest on the credit facility was calculated at either the bank's base rate or LIBOR, plus an applicable margin. The credit facility was amended and restated in January 2000.

         Digital Television Services maintained a $70.0 million senior, reducing revolving credit facility and a $20.0 million senior term credit facility. Interest on the credit facilities was calculated at either the bank's base rate or the Eurodollar rate, plus an applicable margin. The credit facilities were refinanced in January 2000 with the first amended and restated Pegasus Media & Communications credit facility.

         In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility and a $275.0 million senior term credit facility. As of March 31, 2000, stand-by-letters of credit amounting to $40.6 million were issued pursuant to its $225.0 million revolving credit facility and $275.0 million was outstanding under its $275.0 million senior term credit facility. Availability of borrowings under the revolving credit facility will reduce by specified amounts quarterly commencing on March 31, 2001 through maturity. The term credit facility is to be repaid in specified amounts quarterly commencing on March 31, 2001, with the balance due at maturity. Interest on the credit facility is calculated at either the bank's base rate or LIBOR, plus an applicable margin. The revolving credit facility expires in October 2004 and the term credit facility expires in April 2005.

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

         As of March 31, 2000, Pegasus estimated the fair value of its debt and preferred stock to be approximately $766.9 million and $529.7 million respectively, using quoted market prices. The market risk associated with Pegasus' debt and preferred stock is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would increase the fair value of Pegasus' debt and preferred stock to approximately $777.8 million and $552.3 million, respectively.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         DIRECTV/NRTC Litigation. Please refer to the disclosure relating to this matter set forth under "Item 3: Legal Proceedings" on pages 25 and 26 of Pegasus' Annual Report on Form 10-K filed with the SEC on March 10, 2000 for the fiscal year ended December 31, 1999.

         DBS Late Fee Litigation. In November 1998 we were sued in Indiana for allegedly charging DBS subscribers excessive fees for late payments. The plaintiffs, who claim to represent a class consisting of residential DIRECTV customers in Indiana, seek unspecified damages for the purported class and modification of our late-fee policy. On March 20, 2000, an order for stipulation of dismissal without prejudice was signed by a judge of the Superior Court Division II of Hamilton County, Indiana dismissing without prejudice all claims asserted by the plaintiffs against Pegasus.

         Other Matters. In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 22, 2000, a special meeting of Pegasus' stockholders was held. At this meeting, votes were cast to approve (i) the merger agreement relating to the acquisition of Golden Sky Holdings, Inc. by Pegasus and the transactions contemplated thereby ("Proposal 1"), (ii) the proposal to amend the Pegasus Restricted Stock Plan to increase the number of shares of Class A Common Stock that may be issued thereunder from 350,000 to 750,000 ("Proposal 2"), (iii) the proposal to amend the Pegasus Stock Option Plan to increase the number of shares of Class A Common Stock that may be issued thereunder from 1,300,000 to 3,000,000 and to increase the maximum number of shares of Class A Common Stock that may be issued under options granted to any employee from 550,000 to 1,000,000 ("Proposal 3"), (iv) the proposal to amend Pegasus' certificate of incorporation to increase the number of authorized shares of Class A Common Stock from 50,000,000 to 250,000,000 shares ("Proposal 4"), (v) the proposal to amend Pegasus' certificate of incorporation to increase the number of authorized shares of Class B Common Stock from 15,000,000 to 30,000,000 shares ("Proposal 5"), (vi) the proposal to amend Pegasus' certificate of incorporation to increase the number of authorized shares of non-voting common stock from 20,000,000 to 200,000,000 shares ("Proposal 6"), and (vii) the proposal to amend Pegasus' certificate of incorporation to increase the number of authorized shares of preferred stock from 5,000,000 to 20,000,000 shares ("Proposal 7"). Approval of Proposal 5 required the affirmative vote of holders of a majority of the total voting power of the outstanding shares of Class A Common Stock and Class B Common Stock voting separately and not as a single class. At the special meeting, 11,542,343 shares of Class A Common Stock and 4,581,900 shares of Class B Common Stock were present at the meeting in person or by proxy. After giving effect to each holder of Class A Common Stock being entitled to one vote per share and all holders of Class B Common Stock being entitled to ten votes per share, an aggregate of 57,361,343 votes were entitled to be cast at the meeting. The results of the votes were as follows:

                    For              Against         Abstain

Proposal 1          57,296,484       16,466          48,393
Proposal 2          55,046,517       2,264,803       50,027
Proposal 3          54,983,630       2,374,114       3,603
Proposal 4          55,847,084       3,422,204       48,470
Proposal 5
         Class A    11,010,197       2,460,736       48,145
         Class B    45,819,000       0               0
Proposal 6          56,004,808       3,284,210       48,790
Proposal 7          53,725,730       3,583,777       51,570

         Proposal 7 required the approval of the holders of the Series A preferred stock and Series C convertible preferred stock voting together as a single class. Pegasus solicited written consents from such holders. Of the 3,143,684 shares of Series A preferred stock and Series C convertible preferred stock issued and outstanding, 1,764,719 consents were received in favor of Proposal 7, 237,288 consents were voted against Proposal 7, and 39,953 abstentions were received.

         As a result of the special meeting and consent solicitation, each of the proposals were approved.


ITEM 5. OTHER INFORMATION

         On May 5, 2000, pursuant to the terms of an Agreement and Plan of Merger among Pegasus, Golden Sky Holdings, Inc., Pegasus GSS Merger Sub, Inc., a wholly owned subsidiary of Pegasus, certain stockholders of Pegasus and certain stockholders of Golden Sky Holdings, Inc., Golden Sky Holdings, Inc. was merged into Pegasus GSS Merger Sub, Inc. and became a wholly owned subsidiary of Pegasus Communications Corporation. Upon consummation of the merger, 6,090,145 shares of Pegasus' Class A Common Stock in the aggregate were issued to the former Golden Sky stockholders and holders of Golden Sky options received options to purchase an aggregate of 348,964 shares of Pegasus' Class A Common Stock. Pursuant to the Agreement and Plan of Merger, certain stockholders of Golden Sky signed an amended and restated voting agreement and a registration rights agreement. In connection with the merger, Robert F. Benbow, William P. Collatos, and Ted S. Lodge were elected to Pegasus' board of directors as the designees of Alta Communications, Spectrum Equity Investors, and Marshall W. Pagon, respectively. At the time of the merger, Michael C. Brooks resigned from Pegasus' board of directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      Exhibit 27.1         Financial Data Schedule.

(b)  Reports on Form 8-K

         There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000, other than those reports disclosed under Item 14 of Pegasus' Annual Report on Form 10-K filed with the SEC on March 10, 2000 for the fiscal year ended December 31, 1999

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Pegasus Communications Corporation



      May 12, 2000              By: /s/ M. Kasin Smith
--------------------                --------------------------------------------
Date                                M. Kasin Smith
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)