Form 10-Q
period 2000-06-30
PEGASUS COMMUNICATIONS CORP
filed 2000-08-11
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2000
                                        -------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________.

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

Yes_X_  No___

         Number of shares of each class of the Registrant's common stock outstanding as of August 4, 2000:

              Class A, Common Stock, $0.01 par value                  45,617,961
              Class B, Common Stock, $0.01 par value                   9,163,800
              Non-Voting, Common Stock, $0.01 par value                        _

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2000


                                                                            Page
                                                                            ----
Part I.  Financial Information


         Item 1         Consolidated Financial Statements

                        Consolidated Balance Sheets
                          December 31, 1999 and June 30, 2000                  3

                        Consolidated Statements of Operations
                          Three months ended June 30, 1999 and 2000            4

                        Consolidated Statements of Operations
                          Six months ended June 30, 1999 and 2000              5

                        Consolidated Statements of Cash Flows
                          Six months ended June 30, 1999 and 2000              6

                        Notes to Consolidated Financial Statements             7


         Item 2         Management's Discussion and Analysis of
                          Financial Condition and Results of Operations       18


         Item 3         Quantitative and Qualitative Disclosures About
                          Market Risk                                         30


Part II.  Other Information


         Item 1         Legal Proceedings                                     31

         Item 2         Changes in Securities and Use of Proceeds             31

         Item 4         Submission of Matters to a Vote of Security Holders   32

         Item 6         Exhibits and Reports on Form 8-K                      32

         Signature                                                            33

                       Pegasus Communications Corporation
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                     December 31,       June 30,
                                                                                                         1999             2000
                                                                                                     ------------     -------------
                                                                                                                       (unaudited)
                                                      ASSETS

Current  assets:
   Cash and cash equivalents                                                                           $ 40,453        $  250,257
   Restricted cash                                                                                        2,379            16,641
   Accounts receivable, less allowance for doubtful accounts of $1,410 and
     $2,888, respectively                                                                                31,984            43,894
   Inventory                                                                                             10,020            20,922
   Program rights                                                                                         4,373             3,868
   Deferred taxes                                                                                           536               784
   Prepaid expenses and other                                                                             4,597             7,341
                                                                                                       --------        ----------
     Total current assets                                                                                94,342           343,707

Property and equipment, net                                                                              44,415            71,578
Intangible assets, net                                                                                  736,806         2,292,982
Deferred financing costs, net                                                                            23,831            32,844
Program rights                                                                                            5,732             3,843
Deferred taxes                                                                                           30,371            34,048
Investment in affiliates                                                                                  4,598           116,444
Deposits and other                                                                                        5,237            14,042
                                                                                                       --------        ----------
   Total assets                                                                                        $945,332        $2,909,488
                                                                                                       ========        ==========
                                         LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Notes payable
   Current portion of long-term debt                                                                    $15,488           $13,895
   Accounts payable                                                                                       8,999             8,442
   Accrued interest                                                                                      11,592            32,797
   Accrued satellite programming, fees and commissions                                                   37,885            45,168
   Accrued expenses                                                                                      14,139            39,149
   Amounts due seller                                                                                     6,729                 -
   Current portion of program rights payable                                                              4,446             4,360
                                                                                                       --------        ----------
     Total current liabilities                                                                           99,278           143,811

Long-term debt                                                                                          668,926         1,111,360
Program rights payable                                                                                    4,211             2,248
Deferred taxes                                                                                           90,310           596,605
                                                                                                       --------        ----------
    Total liabilities                                                                                   862,725         1,854,024
                                                                                                       --------        ----------
Commitments and contingent liabilities                                                                        -                 -

Minority interest                                                                                         3,000               904

Preferred Stock; $0.01 par value; 20.0 million shares authorized                                              -                 -
Series A Preferred Stock; $0.01 par value; 152,844 shares authorized; 135,073 and 143,684
   issued and outstanding                                                                               142,734           151,894
Series B Preferred Stock; $0.01 par value; 5,707 shares authorized, issued and outstanding                    -             5,735
Series D Preferred Stock; $0.01 par value; 22,500 shares authorized, issued and outstanding                   -            22,875
Series E Preferred Stock; $0.01 par value; 10,000 shares authorized, issued and outstanding                   -            10,138

Stockholders' equity (deficit):
   Series C Preferred Stock; $0.01 par value; 3.0 million shares authorized, issued and
       outstanding                                                                                            -           300,000
   Class A Common Stock; $0.01 par value; 250.0 million shares authorized; 30,433,020
       and 45,255,419 issued and outstanding                                                                304               452
   Class B Common Stock; $0.01 par value; 30.0 million shares authorized; 9,163,800
       issued and outstanding                                                                                92                92
   Non-Voting Common Stock; $0.01 par value; 200.0 million shares authorized                                  -                 -
   Additional paid-in capital                                                                           237,368           974,046
   Deficit                                                                                             (300,704)         (410,594)
   Class A Common Stock in treasury, at cost; 8,506 and 1,936 shares                                       (187)              (78)
                                                                                                       --------        ----------
     Total stockholders' equity (deficit)                                                               (63,127)          863,918
                                                                                                       --------        ----------
   Total liabilities and stockholders' equity (deficit)                                                $945,332        $2,909,488
                                                                                                       ========        ==========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                                                    Three Months Ended June 30,
                                                                                                  -------------------------------
                                                                                                   1999                    2000
                                                                                                  -------                 -------
                                                                                                              (unaudited)
Net revenues:
     DBS                                                                                          $64,118                 $134,411
     Broadcast                                                                                      9,622                    9,272
                                                                                                 --------                 --------
       Total net revenues                                                                          73,740                  143,683

Operating expenses:
     DBS
        Programming, technical, general and administrative                                         43,846                   94,149
        Marketing and selling                                                                      28,744                   31,160
        Incentive compensation                                                                        400                      787
        Depreciation and amortization                                                              20,481                   50,527
     Broadcast
        Programming, technical, general and administrative                                          5,211                    6,083
        Marketing and selling                                                                       1,612                    2,042
        Incentive compensation                                                                         46                       31
        Depreciation and amortization                                                               1,293                    1,217

     Corporate expenses                                                                             1,442                    2,461
     Corporate depreciation and amortization                                                          740                      393
     Development costs                                                                                  2                      742
     Other expense, net                                                                               468                      638
                                                                                                 --------                 --------
       Loss from operations                                                                       (30,545)                 (46,547)

Interest expense                                                                                  (15,580)                 (30,756)
Interest income                                                                                       313                    4,052
Other non-operating expenses, net                                                                       -                     (447)
                                                                                                 --------                 --------
     Loss from continuing operations before income taxes,
       equity loss and extraordinary items                                                        (45,812)                 (73,698)
Benefit for income taxes                                                                             (572)                 (11,473)
Equity in net loss of unconsolidated affiliate                                                          -                      (99)
                                                                                                 --------                 --------
     Loss from continuing operations                                                              (45,240)                 (62,324)
Discontinued operations:
     Income from discontinued operations of cable
       segment, net of income taxes                                                                   616                      163
                                                                                                 --------                 --------
     Net loss                                                                                     (44,624)                 (62,161)
     Preferred stock dividends                                                                      4,048                   10,175
                                                                                                 --------                 --------
     Net loss applicable to common shares                                                        ($48,672)                ($72,336)
                                                                                                 ========                 ========
Basic and diluted earnings per common share:
     Loss from continuing operations                                                               ($1.26)                  ($1.48)
     Income from discontinued operations                                                             0.02                        -
                                                                                                 --------                 --------
     Net loss                                                                                      ($1.24)                  ($1.48)
                                                                                                 ========                 ========
     Weighted average shares outstanding                                                           39,254                   48,978
                                                                                                 ========                 ========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Operations
                    (Dollars in thousands, except per share data)

                                                                                                     Six Months Ended June 30,
                                                                                                 ---------------------------------
                                                                                                    1999                    2000
                                                                                                 --------                 --------
                                                                                                              (unaudited)
Net revenues:
     DBS                                                                                         $122,454                 $230,268
     Broadcast                                                                                     17,571                   17,410
                                                                                                 --------                 --------
       Total net revenues                                                                         140,025                  247,678

Operating expenses:
     DBS
        Programming, technical, general and administrative                                         84,365                  162,007
        Marketing and selling                                                                      49,890                   56,569
        Incentive compensation                                                                        790                    1,187
        Depreciation and amortization                                                              41,933                   72,977
     Broadcast
        Programming, technical, general and administrative                                         10,154                   12,046
        Marketing and selling                                                                       3,079                    3,911
        Incentive compensation                                                                        202                       46
        Depreciation and amortization                                                               2,482                    2,542

     Corporate expenses                                                                             2,624                    4,321
     Corporate depreciation and amortization                                                        1,450                      756
     Development costs                                                                                  2                    1,169
     Other expense, net                                                                               817                    1,503
                                                                                                 --------                 --------
       Loss from operations                                                                       (57,763)                 (71,356)

Interest expense                                                                                  (31,261)                 (52,003)
Interest income                                                                                       758                    7,478
Other non-operating expenses, net                                                                       -                     (447)
                                                                                                 --------                 --------
     Loss from continuing operations before income taxes,
       equity loss and extraordinary items                                                        (88,266)                (116,328)
Benefit for income taxes                                                                           (1,015)                 (15,279)
Equity in net loss of unconsolidated affiliates                                                         -                     (215)
                                                                                                 --------                 --------
     Loss from continuing operations before
       extraordinary items                                                                        (87,251)                (101,264)
Discontinued operations:
     Income from discontinued operations of cable
       segment, net of income taxes                                                                   749                      654
                                                                                                 --------                 --------
     Loss before extraordinary items                                                              (86,502)                (100,610)
Extraordinary loss from extinquishment of debt, net                                                     -                   (9,280)
                                                                                                 --------                 --------
     Net loss                                                                                     (86,502)                (109,890)
     Preferred stock dividends                                                                      8,095                   14,956
                                                                                                 --------                 --------
     Net loss applicable to common shares                                                        ($94,597)               ($124,846)
                                                                                                 ========                 ========
Basic and diluted earnings per common share:
     Loss from continuing operations                                                               ($2.65)                  ($2.60)
     Income from discontinued operations                                                             0.02                     0.02
                                                                                                 --------                 --------
     Loss before extraordinary items                                                                (2.63)                   (2.58)
     Extraordinary loss                                                                                 -                    (0.21)
                                                                                                 --------                 --------
     Net loss                                                                                      ($2.63)                  ($2.79)
                                                                                                 ========                 ========
     Weighted average shares outstanding (000's)                                                   35,997                   44,739
                                                                                                 ========                 ========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                     Six Months Ended June 30,
                                                                                                 --------------------------------
                                                                                                    1999                  2000
                                                                                                 ---------             ----------
                                                                                                            (unaudited)

Cash flows from operating activities:
     Net loss                                                                                    ($86,502)             ($109,890)
     Adjustments to reconcile net loss
       to net cash used for operating activities:
       Extraordinary loss on  extinguishment of debt, net                                               -                  9,280
       Depreciation and amortization                                                               48,888                 80,470
       Program rights amortization                                                                  1,539                  2,410
       Amortization of debt discount and deferred financing fees                                      746                  5,744
       Stock incentive compensation                                                                 1,053                  1,613
       Gain on disposal of assets                                                                     (35)                     -
       Equity in net loss of unconsolidated affiliates and minority interest                            -                    267
       Bad debt expense                                                                             2,555                  7,411
       Deferred income taxes                                                                       (1,015)               (15,080)
       Change in assets and liabilities:
          Accounts receivable                                                                      (2,215)               (12,335)
          Inventory                                                                                  (749)                (8,588)
          Prepaid expenses and other                                                               (2,803)                (1,822)
          Accounts payable and accrued expenses                                                     5,681                  5,414
          Accrued interest                                                                           (275)                14,662
          Deposits and other                                                                       (5,241)                (8,296)
                                                                                                 --------               --------
     Net cash used for operating activities                                                       (38,373)               (28,740)
                                                                                                 --------               --------
Cash flows from investing activities:
        Acquisitions, net of cash acquired                                                        (91,925)               (36,039)
        Capital expenditures                                                                       (4,121)               (27,342)
        Purchase of intangible assets                                                              (1,311)               (20,750)
        Payments for programming rights                                                            (1,256)                (2,065)
        Investment in affiliates                                                                        -                (14,506)
        Other                                                                                         509                    916
                                                                                                 --------               --------
     Net cash used for investing activities                                                       (98,104)               (99,786)
                                                                                                 --------               --------
Cash flows from financing activities:
        Proceeds from long-term debt                                                                    -                  8,750
        Repayments of long-term debt                                                              (13,315)               (13,526)
        Borrowings on bank credit facilities                                                       77,500                275,000
        Repayments of bank credit facilities                                                      (50,400)              (212,200)
        Restricted cash                                                                            10,317                 (2,381)
        Increase in deferred financing costs                                                       (1,541)                (9,717)
        Capital lease repayments                                                                      (96)                  (122)
        Proceeds from issuance of Class A Common Stock                                             80,843                  2,207
        Proceeds from issuance of Series C Preferred Stock                                              -                300,000
        Underwriting and stock offering costs                                                      (4,657)                (9,551)
        Repurchase of Class A Common Stock                                                              -                   (130)
                                                                                                 --------               --------
     Net cash provided by financing activities                                                     98,651                338,330
                                                                                                 --------               --------
Net increase (decrease) in cash and cash equivalents                                              (37,826)               209,804
Cash and cash equivalents, beginning of year                                                       54,505                 40,453
                                                                                                 --------               --------
Cash and cash equivalents, end of period                                                          $16,679               $250,257
                                                                                                 ========               ========

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company:

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent"). Pegasus' significant direct operating subsidiaries are Pegasus Media & Communications, Inc. ("PM&C") and Golden Sky Holdings, Inc. ("GSH").

         PM&C's subsidiaries provide direct broadcast satellite television ("DBS") services to customers in certain rural areas of the United States; own and/or program broadcast television ("Broadcast" or "TV") stations affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB"); and own and operate a cable television ("Cable") system that provides service to individual and commercial subscribers in Puerto Rico. GSH's subsidiaries provide DBS services to customers in certain rural areas of the United States. GSH and it subsidiaries were acquired by the Company on May 5, 2000.

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

Stock Split:

         On May 10, 2000, Pegasus announced a two-for-one stock split of its Class A and Class B Common Stock in the form of a stock dividend, effective May 30, 2000 to shareholders of record on May 19, 2000. The dividend was effected by a charge to paid-in capital in the amount of $268,000, the par value of the additional Class A and Class B Common Shares that were issued. All references to shares, including shares outstanding, per share amounts, option shares, warrant shares and exercise prices included in the accompanying consolidated financial statements and notes reflect the stock split and its retroactive effect.

3.   Investment in Affiliates:

         Pegasus Development Corporation ("PDC"), a subsidiary of Pegasus, has a 90% investment in Pegasus PCS Partners, LP ("PCS") which is accounted for by the equity method. PCS, a jointly owned limited partnership, acquires, owns, controls and manages wireless licenses. Pegasus PCS, Inc. is the sole general partner of PCS and is controlled by Marshall W. Pagon, the Company's President and Chief Executive Officer. PDC's share of undistributed losses of PCS included in continuing operations was $211,000 for the first half of 2000. PDC's total investment in PCS at June 30, 2000 was $4.4 million.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.   Investment in Affiliates: - (Continued)

         In January 2000, PDC made an investment in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, of approximately $112.0 million which is accounted for by the equity method. The investment consisted of $14.4 million in cash, 400,000 shares of Pegasus' Class A Common Stock (amounting to $18.8 million) and warrants to purchase 2.0 million shares of Pegasus' Class A Common Stock at an exercise price of $45.00 per share and with a term of ten years. The fair value of the warrants to be issued was estimated using the Black-Scholes pricing model and is approximately $78.8 million. A subsidiary of PMC granted to Pegasus an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Mary C. Metzger, Chairman of PMC and a member of the Company's Board of Directors, and John C. Harvey, Managing Member of PMC and Ms. Metzger's husband, own a majority of and control PMC. PDC's share of undistributed losses of PMC included in continuing operations was $4,000 for the first half of 2000. PDC's total investment in PMC at June 30, 2000 was $112.0 million.

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

         As of June 30, 2000, the Company had three classes of Common Stock:
Class A Common Stock, Class B Common Stock and Non-Voting Common Stock. Holders of Class A Common Stock and Class B Common Stock are entitled to one vote per share and ten votes per share, respectively.

         The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.

5.   Preferred Stock:

         On March 22, 2000, the Company amended Pegasus' Certificate of Incorporation, increasing the number of authorized shares of Preferred Stock from 5.0 million to 20.0 million.

         As of December 31, 1999, the Company had 5.0 million shares of Preferred Stock authorized of which 152,844 shares have been designated as 12.75% Series A Cumulative Exchangeable Preferred Stock (the "Series A Preferred Stock"). As of June 30, 2000, the Company had 20.0 million shares of Preferred Stock authorized of which 152,844 shares have been designated as Series A Preferred Stock, 5,707 shares have been designated as Series B Junior Convertible Participating Preferred Stock (the "Series B Preferred Stock"), 3.0 million shares have been designated as 6.5% Series C Convertible Preferred Stock (the "Series C Preferred Stock"), 22,500 shares have been designated as Series D Junior Convertible Participating Preferred Stock (the "Series D Preferred Stock") and 10,000 shares have been designated as Series E Junior Convertible Participating Preferred Stock (the "Series E Preferred Stock").

Series A Preferred Stock:

         The Company had approximately 135,073 and 143,684 shares of Series A Preferred Stock issued and outstanding at December 31, 1999 and June 30, 2000, respectively. In June 2000, the Board of Directors declared a dividend on the Series A Preferred Stock in the aggregate of approximately 9,160 shares of Series A Preferred Stock, payable on July 3, 2000.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.   Preferred Stock: - (Continued)

Series B, Series D and Series E Preferred Stock:

         In connection with DBS acquisitions, the Company had 5,707 shares, 22,500 shares and 10,000 shares of Series B, Series D and Series E Preferred Stock issued and outstanding at June 30, 2000, respectively. Each whole share of Series B, Series D and Series E Preferred Stock has a liquidation preference of $1,000 per share plus any accrued but unpaid dividends. Each share of Series B, Series D and Series E Preferred Stock will initially be convertible at any time at the option of the holder into approximately 32.47 shares, 19.54 shares and
16.04 shares of Pegasus' Class A Common Stock, respectively. Additionally, each share of Series B, Series D and Series E Preferred Stock is redeemable at the option of the holder at a price equivalent to the respective liquidation preferences, plus any accrued but unpaid dividends, at any time after the dates as specified in the respective certificates of designation. Holders of shares of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, cash dividends at an annual rate of 1% payable semi-annually on January 1 and July 1, commencing on July 1, 2000. Holders of shares of Series D and Series E Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, dividends at an annual rate of 4% payable annually on January 1, commencing on January 1, 2001. Dividends on the Series D and Series E Preferred Stock shall be payable in cash or in Pegasus' Class A Common Stock, at the option of the Company. Dividends on the Series B, Series D and Series E Preferred Stock shall be cumulative and shall accrue from the date of the original issuance.

         The carrying amounts of the Series B, Series D, and Series E Preferred Stock are periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the redemption features. For the six months ended June 30, 2000, dividends on the Series B, Series D and Series E Preferred Stock amounting to $28,000, $375,000 and $138,000 have been recorded, respectively. The increases in carrying amounts are effected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital.

         In the event of liquidation, the Series B, Series D and Series E Preferred Stock will rank, to the extent of their respective liquidation preferences, junior to Pegasus' Series A and Series C Preferred Stock, senior to all classes of the Company's Common Stock and on parity with each other.

Series C Preferred Stock:

         In January 2000, Pegasus completed an offering of 3.0 million shares of Series C Preferred Stock, resulting in net proceeds to the Company of $290.4 million. The Company had 3.0 million shares of Series C Preferred Stock issued and outstanding at June 30, 2000. Each whole share of Series C Preferred Stock has a liquidation preference of $100 per share plus any accrued but unpaid dividends and will initially be convertible at any time at the option of the holder into 1.5686 shares of Pegasus' Class A Common Stock. Holders of shares of Series C Preferred Stock shall be entitled to receive, when, as and if declared by the Company's Board of Directors, dividends at a rate of 6.5% payable quarterly on January 31, April 30, July 31 and October 31, commencing on April 30, 2000. Dividends shall be payable in cash, in Pegasus' Class A Common Stock or a combination thereof, at the option of the Company. Dividends on the Series C Preferred Stock shall be cumulative and shall accrue from the date of the original issuance. On May 1, 2000, the Company paid a dividend on the Series C Preferred Stock in the aggregate of 90,446 shares of Class A Common Stock, amounting to approximately $5.3 million.

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

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


6.   Long-Term Debt:

Long-term debt consists of the following (in thousands):                      December 31,          June 30,
                                                                                  1999                2000
                                                                              ------------         ----------

Series B Senior Notes payable by Pegasus, due 2005, interest at 9.625%,
    payable semi-annually in arrears on April 15 and October 15..............   $115,000             $115,000
Series B Senior  Notes  payable by  Pegasus,  due 2006,  interest  at
    9.75%, payable semi-annually in arrears on June 1 and
    December 1...............................................................    100,000              100,000
Series A Senior Notes payable by Pegasus, due 2007, interest at 12.5%,
    payable semi-annually in arrears on February 1 and August 1..............    155,000              155,000
Senior six-year $180.0 million revolving credit facility,  payable by
    PM&C, interest at PM&C's option at either the bank's base rate plus an
    applicable margin or LIBOR plus an applicable margin.....................    142,500                 -
Senior six-year $70.0 million revolving credit facility, payable by DTS, interest at DTS' option at either the bank's base rate plus an applicable margin or the Eurodollar Rate plus an applicable
    margin...................................................................     42,700                 -
Senior six-year  $20.0 million term loan  facility,  payable by DTS, interest at DTS' option at either the bank's base rate plus an applicable
    margin or the Eurodollar Rate plus an applicable margin..................     19,000                 -
Senior  five-year $225.0 million  revolving credit facility,  payable by PM&C, interest at PM&C's option at either the bank's base rate plus an
    applicable margin or LIBOR plus an applicable margin.....................        -                    -
Senior five-year $275.0 million term loan facility, payable by PM&C, interest at
    PM&C's option at either the bank's base rate plus an applicable margin or
    LIBOR plus an applicable margin..........................................        -                275,000
Series B Notes payable by PM&C, due 2005, interest at 12.5%, payable semi-annually in arrears on January 1 and July 1, net of unamortized discount of $2.2 million and $2.0 million as of
    December 31, 1999 and June 30, 2000, respectively........................     82,776               82,976
Senior Subordinated  Notes payable by GSS, due 2006, interest at
    12.375%, payable semi-annually in arrears on February 1 and
    August 1.................................................................        -                195,000
Senior Discount Notes payable by GSDBS, due 2007,  interest at 13.5%, payable semi-annually in arrears on March 1 and September 1, commencing
    September 1, 2004, net of unamortized discount of $73.4
    million as of June 30, 2000..............................................        -                119,661
Senior seven-year $115.0 million revolving credit facility, payable by GSS, interest at GSS' option at either the bank's rate plus an
    applicable margin or LIBOR plus an applicable margin.....................        -                 17,000
Senior  seven-year $35.0 million term loan facility,  payable by GSS, interest at GSS' option at either the bank's rate plus an
    applicable margin or LIBOR plus an applicable margin.....................        -                 35,000
Mortgage payable, due 2000, interest at 8.75%................................        431                 -
Mortgage payable, due 2010, interest at 9.25%................................        -                  8,727
Sellers' notes, due 2000 to 2005, interest at 3% to 8%.......................     26,648               21,397

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



6.  Long-Term Debt: - (Continued)


                                                                               December 31,          June 30,
                                                                                  1999                2000
                                                                               ------------        ----------
Capital leases and other..........................................                   359                  494
                                                                                --------           ----------
                                                                                 684,414            1,125,255
Less current maturities...........................................                15,488               13,895
                                                                                --------           ----------
Long-term debt....................................................              $668,926           $1,111,360
                                                                                ========           ==========

         Certain of the Company's sellers' notes are collateralized by stand-by letters of credit issued pursuant to the New PM&C Credit Facility and the GSS Credit Facility.

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

         In January 2000, PM&C entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005 (collectively, the "New PM&C Credit Facility"). The New PM&C Credit Facility is collateralized by substantially all of the assets of PM&C and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 2000, $38.2 million of stand-by letters of credit were issued pursuant to the New PM&C Credit Facility, including $10.4 million collateralizing certain of the Company's outstanding sellers' notes.

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

         A subsidiary of GSH, Golden Sky Systems, Inc. ("GSS"), maintains a $115.0 million senior revolving credit facility and a $35.0 million senior term credit facility (collectively, the "GSS Credit Facility"), which is collateralized by substantially all of the assets of GSS and its subsidiaries. The GSS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of June 30, 2000, $35.9 million of stand-by letters of credit were issued pursuant to the GSS Credit Facility, including $6.9 million collateralizing certain of the Company's outstanding sellers' notes.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



6. Long-Term Debt: - (Continued)

         In January 2000, GSS completed an amendment to the GSS Credit Facility. The amendment, which was effective as of December 31, 1999, waived GSS' third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. Pursuant to the amendment, GSS was authorized to borrow up to an additional $20.0 million under the GSS Credit Facility prior to March 31, 2000. These incremental borrowings, which were secured by letters of credit provided by certain of GSH's former shareholders, were required to be repaid by May 31, 2000. Upon repayment of the incremental borrowings, GSS will have potential incremental borrowing capacity during the remainder of the year ending December 31, 2000 equal to the lesser of equity contributed by Pegasus to repay the incremental borrowings and fund other working capital requirements or $20.0 million. In May 2000, Pegasus made an $8.1 million capital contribution to GSS that was used to repay the incremental borrowings and a $12.0 million capital contribution to GSS that was used for working capital. As of June 30, 2000, GSS was in compliance with the GSS Credit Facility's amended covenants.

         Prior to being acquired by Pegasus, GSS completed a senior subordinated notes offering (the "GSS Notes Offering") in which it sold $195.0 million of its 12.375% Senior Subordinated Notes due 2006 (the "GSS Notes"). A portion of the net proceeds from the GSS Notes Offering was used to fund an interest escrow account, which is included in restricted cash on the Company's consolidated balance sheet, for the first four semiannual interest payments on the GSS Notes. The GSS Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by GSS and its subsidiaries.

         Prior to being acquired by Pegasus, Golden Sky DBS, Inc. ("GSDBS"), a direct subsidiary of GSH and GSS' parent, completed a senior discount notes offering (the "GSDBS Notes Offering") in which it sold its 13.5% Senior Discount Notes due 2007 (the "GSDBS Notes"), which have an aggregate balance due at stated maturity of $193.1 million. The GSDBS Notes are unsecured and effectively rank below all of the liabilities of GSDBS' direct and indirect subsidiaries.

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

7.   Earnings Per Common Share:

Calculation of basic and diluted earnings per common share:

         The following table sets forth the computation of the number of shares used in the computation of basic and diluted earnings per common share (in thousands):

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



7.   Earnings Per Common Share: - (Continued)

                                                                          Three Months Ended June 30,
                                                                          ---------------------------
                                                                               1999       2000
                                                                             ---------   --------
Net loss applicable to common shares......................................   ($48,672)   ($72,336)
                                                                             ========    ========
Weighted average common shares outstanding................................     39,254      48,978
                                                                             ========    ========
Total shares used for calculation of basic earnings per common share......     39,254      48,978
Stock options and warrants................................................          -           -
                                                                             --------    --------
Total shares used for calculation of diluted earnings per common share....     39,254      48,978
                                                                             ========    ========

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                               1999        2000
                                                                             --------    ---------
Net loss applicable to common shares......................................   ($94,597)   ($124,846)
                                                                             ========    =========
Weighted average common shares outstanding................................     35,997       44,739
                                                                             ========    =========
Total shares used for calculation of basic earnings per common share......     35,997       44,739
Stock options and warrants................................................          -            -
                                                                             --------    ---------
Total shares used for calculation of diluted earnings per common share....     35,977       44,739
                                                                             ========    =========

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

         For the three and six months ended June 30, 1999 and 2000, net loss per common share was determined by dividing net loss, as adjusted by the aggregate amount of preferred stock dividend requirements, approximately $4.0 million, $8.1 million, $10.2 million and $15.0 million, respectively, by applicable shares outstanding.

8.   Acquisitions:

         In the first half of 2000, the Company acquired (exclusive of the acquisition of GSH), from seven independent DIRECTV(R) ("DIRECTV") providers, the rights to provide DIRECTV programming in certain rural areas of the United States and the related assets in exchange for total consideration of approximately $133.9 million, which consisted of $36.0 million in cash, 22,500 shares of Pegasus' Series D Preferred Stock (amounting to $22.5 million), 10,000 shares of Pegasus' Series E Preferred Stock (amounting to $10.0 million), 873,184 shares of Pegasus' Class A Common Stock (amounting to $39.7 million), warrants to purchase a total of 3,000 shares of Pegasus' Class A Common Stock (amounting to $166,000), $24.4 million of a deferred tax liability, $200,000 in promissory notes and $961,000 in assumed net liabilities.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



8.   Acquisitions: - (Continued)

         On May 5, 2000, the Company acquired GSH, which holds the rights to provide DIRECTV programming in certain rural areas of 24 states, and the related assets and liabilities in exchange for total consideration of approximately $1.5 billion, which consisted of approximately 12.2 million shares of Pegasus' Class A Common Stock (amounting to $579.0 million at a price of $47.54 per share, the average closing price per share five days prior and subsequent to the acquisition announcement), options to purchase a total of approximately 698,000 shares of Pegasus' Class A Common Stock (amounting to $33.2 million), approximately $383.0 million of assumed net liabilities and a deferred tax liability of approximately $489.5 million.

         Other than the acquisition of GSH, the Company's 2000 acquisitions of rights to provide DIRECTV programming were not significant and, accordingly, the pro forma impact of those acquisitions has not been presented. The following unaudited summary, prepared on a pro forma basis, combines the results of operations as if GSH had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as the depreciation of fixed assets, amortization of intangibles, interest expense and related income tax effects. This information does not purport to be indicative of what would have occurred had the acquisition of GSH been made on those dates or of results which may occur in the future.


                   (In thousands, except per share data)                   Six Months Ended June 30,
                                                                           -------------------------
                                                                               1999        2000
                                                                             ---------   ---------
Net revenues from continuing operations...................................    $199,980    $305,824
                                                                             =========   =========
Loss from continuing operations before extraordinary items................   ($206,475)  ($173,113)
                                                                             =========   =========
Net loss..................................................................   ($205,726)  ($172,459)
                                                                             =========   =========
Net loss applicable to common shares......................................   ($213,821)  ($187,415)
                                                                             =========   =========
Loss from continuing operations per common share..........................      ($4.45)     ($3.54)
                                                                             =========   =========
Net loss per common share.................................................      ($4.44)     ($3.53)
                                                                             =========   =========

9.   Discontinued Operations:

         In January 2000, the Company entered into a letter of intent to sell its remaining Cable operations for $170.0 million in cash, subject to certain adjustments. The Company anticipates closing this sale during the second half of 2000. Accordingly, the results of operations from the entire Cable segment have been classified as discontinued with prior periods restated.

         Net revenues and income from discontinued operations were as follows (in thousands):

                                                                                   Three Months Ended June 30,
                                                                                   ---------------------------
                                                                                     1999               2000
                                                                                   --------          ---------
Net revenues..............................................................          $5,577            $6,511
Income from operations....................................................             638               414
Provision for income taxes................................................               -               249
Income from discontinued operations.......................................             616               163

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



9.   Discontinued Operations: - (Continued)

                                                                                     Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                       1999              2000
                                                                                    ---------         ----------
Net revenues................................................................         $8,648            $12,710
Income from operations......................................................            765                811
Provision for income taxes..................................................              -                199
Income from discontinued operations.........................................            749                654

10.  Supplemental Cash Flow Information:

         Significant noncash investing and financing activities are as follows (in thousands):

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        1999             2000
                                                                                      -------          --------
Barter revenue and related expense............................................         $3,648            $3,558
Acquisition of program rights and assumption of related program payables......          6,655                16
Capital issued and related acquisition of intangibles.........................            814           693,582
Minority interest and related acquisition of intangibles......................              -               852
Capital issued and related investment in affiliates...........................              -            97,555
Notes payable and related acquisition of intangibles..........................          4,490           379,773
Preferred stock dividends and reduction of paid-in capital....................          8,095             9,701
Deferred taxes, net and related acquisition of intangibles....................             29           517,451

         For the six months ended June 30, 1999 and 2000, the Company paid cash for interest in the amount of $30.8 million and $31.6 million, respectively. The Company paid no federal income taxes for the six months ended June 30, 1999 and 2000.

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

         On January 10, 2000, the Company and GSS filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and GSS. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, the Company and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and GSS also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000. All four actions are now pending before the same judge, who has set various hearing dates, including the following. On October 2, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on October 30, 2000. The court has set a trial date of November 27, 2001 for all four actions.

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

Commitments:

         The Company has entered into a multi-year agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services which will significantly increase the Company's existing call center capacity. The initial term of the agreement ends on December 31, 2004. The Company must pay minimum fees to the provider as follows (in thousands):

                                                                                 Annual
           Year                                                               Minimum Fees
           ----                                                            -----------------
           2000..................................................               $12,600
           2001..................................................                18,216
           2002..................................................                20,250
           2003..................................................                20,250
           2004..................................................                20,250
                                                                                -------
           Total minimum payments                                               $91,566

12.  Industry Segments:

         The Company operates in growing segments of the media industry: DBS and Broadcast. DBS consists of providing direct broadcast satellite television services to customers in certain rural areas of 41 states. Broadcast consists of ten television stations affiliated with Fox, UPN and the WB and three transmitting towers, all located in the eastern United States.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



12.  Industry Segments: - (Continued)

         All of the Company's revenues are derived from external customers. Capital expenditures for the Company's DBS segment were $966,000 and $7.6 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures for the Company's Broadcast segment were $494,000 and $4.1 million for the six months ended June 30, 1999 and 2000, respectively. Capital expenditures for the Company's discontinued Cable segment were $2.4 million and $3.1 million for the six months ended June 30, 1999 and 2000, respectively. All other capital expenditures for the six months ended June 30, 1999 and 2000 were at the corporate level.

         Identifiable total assets for the Company's DBS segment were $701.9 million and $2.3 billion as of December 31, 1999 and June 30, 2000 respectively. Identifiable total assets for the Company's Broadcast segment were $70.6 million and $71.3 million as of December 31, 1999 and June 30, 2000, respectively. Identifiable total assets for the Company's discontinued Cable segment were $86.5 million and $83.4 million as of December 31, 1999 and June 30, 2000, respectively. All other identifiable assets as of December 31, 1999 and June 30, 2000 were at the corporate level.

13.  Other Events:

         In July 2000, Pegasus Towers, Inc., a subsidiary of Pegasus, and Pegasus Broadcast Television, Inc. ("PBT"), a subsidiary of PM&C, sold substantially all of their broadcast tower assets to SpectraSite Broadcast Group ("SpectraSite"), a division of SpectraSite Holdings, Inc. ("SpectraSite Holdings"), for approximately 1.4 million shares of SpectraSite Holdings' common stock (amounting to approximately $36.6 million at a price of $26.63 per share). The Company anticipates recognizing a gain on the transaction. Under the terms of the agreement, SpectraSite will lease certain of its existing tower facilities and build additional digital television towers for use by PBT.

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

         The following discussion of the financial condition and results of operations of Pegasus should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-17 herein.


General

         Pegasus Communications Corporation is:

         o The largest independent provider of DIRECTV with approximately 1.2 million subscribers at June 30, 2000, on an actual basis. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to 7.2 million rural households in 41 states. We distribute DIRECTV through the Pegasus retail network, a network in excess of 3,000 independent retailers.

         o The owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB and the owner of a large cable system in Puerto Rico serving approximately 56,000 subscribers.

         On May 5, 2000, the Company acquired Golden Sky Holdings, Inc. Upon completion of the acquisition, Golden Sky Holdings became a wholly owned subsidiary of Pegasus. As of June 30, 2000, Golden Sky's operations consisted of providing DIRECTV services to approximately 354,000 subscribers in certain rural areas of 24 states in which Golden Sky holds the exclusive rights to provide such services.

         DBS revenues are principally derived from monthly customer subscriptions and pay-per-view services. Broadcast revenues are derived from the sale of broadcast airtime to local and national advertisers.

         In January 2000, we entered into a letter of intent to sell the assets of our entire cable system business in Puerto Rico to a subsidiary of Centennial Cellular Corporation for $170.0 million in cash, subject to certain adjustments. The closing of this sale is anticipated to occur during the second half of 2000 and is subject to the negotiation of a definitive agreement, third-party approvals, including regulatory approvals, and other customary conditions. Accordingly, the results of our cable segment have been presented as discontinued operations in our consolidated statements of operations.

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

         Certain of our DBS customers, primarily those converted from Primestar's medium-power DBS business, pay a monthly rental fee to us for use of our DBS subscriber equipment. The equipment is owned by us and, accordingly, the equipment costs are capitalized and depreciated over a period of three years. These equipment costs are not included as a component of subscriber acquisition costs in our results of operations.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

         Total net revenues from continuing operations for the three months ended June 30, 2000 were $143.7 million, an increase of $69.9 million, or 95%, compared to total net revenues of $73.7 million for the same period in 1999. The increase in total net revenues for the three months ended June 30, 2000 was primarily due to an increase in DBS revenues of $70.3 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses from continuing operations for the three months ended June 30, 2000 were $190.2 million, an increase of $85.9 million, or 82%, compared to total operating expenses of $104.3 million for the same period in 1999. The increase was primarily due to an increase of $83.2 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $2.9 million for the three months ended June 30, 2000, an increase of $672,000, or 31%, compared to $2.2 million for the same period in 1999. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         New business development costs were $742,000 for the three months ended June 30, 2000 compared to $2,000 for the same period in 1999.

         Other expenses from continuing operations were $638,000 for the three months ended June 30, 2000, an increase of $170,000, or 36%, compared to other expenses of $468,000 for the same period in 1999. The increase is primarily due to increased investor relation activities and legal fees associated with the DIRECTV litigation.

         Interest expense from continuing operations was $30.8 million for the three months ended June 30, 2000, an increase of $15.2 million, or 97%, compared to interest expense of $15.6 million for the same period in 1999. The increase in interest expense is primarily due to interest and fees in connection with the new Pegasus Media & Communications credit facility and interest related to senior notes and credit facilities that were assumed as a result of the merger with Golden Sky. Interest income from continuing operations was $4.1 million for the three months ended June 30, 2000, an increase of $3.7 million, or 1195%, compared to interest income of $313,000 for the same period in 1999. The increase in interest income is due to significantly higher average cash balances for the three months ended June 30, 2000 compared to the same period in 1999.

         Other non-operating expenses from continuing operations were $447,000 for the three months ended June 30, 2000 and consist principally of losses on the disposal of fixed assets.

         The benefit for income taxes from continuing operations amounted to $11.5 million for the three months ended June 30, 2000, an increase of $10.9 million, compared to $572,000 for the same period in 1999. The increase is primarily attributable to the amortization of deferred tax liabilities originating from the merger with Golden Sky and other DBS acquisitions.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $99,000 for the three months ended June 30, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $163,000 for the three months ended June 30, 2000, a decrease of $453,000, or 74%, compared to $616,000 for the same period in 1999. The decrease is primarily attributable to an increase in incentive compensation and income tax expense. Pegasus had approximately 56,000 cable subscribers at June 30, 2000 compared to 52,700 at June 30, 1999.

         Preferred stock dividends were $10.2 million for the three months ended June 30, 2000, an increase of $6.1 million, or 151%, compared to $4.0 million in preferred stock dividends for the same period in 1999. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding for the three months ended June 30, 2000 compared to the same period in 1999 as the result of payment of dividends in kind and the issuance of four new series of preferred stock in the first quarter of 2000.

DBS

         During the last twelve months, Pegasus acquired, through acquisitions, approximately 408,000 subscribers and the exclusive DIRECTV distribution rights to approximately 2.4 million households in rural areas of the United States. At June 30, 2000, Pegasus had exclusive DIRECTV distribution rights to 7.2 million households and 1.2 million subscribers as compared to 4.8 million households and 540,000 subscribers at June 30, 1999. Pegasus had 7.5 million households and approximately 1.3 million subscribers at June 30, 2000, including pending acquisitions. At June 30, 1999, subscribers would have been 930,000, including pending and completed acquisitions. Subscriber penetration increased from 12.3% at June 30, 1999 to 16.8% at June 30, 2000, including pending and completed acquisitions.

         Total DBS net revenues were $134.4 million for the three months ended June 30, 2000, an increase of $70.3 million, or 110%, compared to DBS net revenues of $64.1 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the second quarter of 2000 compared to the second quarter of 1999. The average monthly revenue per subscriber was $43.11 for the three months ended June 30, 2000 compared to $41.89 for the same period in 1999. Pro forma for the Golden Sky acquisition, DBS net revenues were $149.0 million for the three months ended June 30, 2000, an increase of $53.5 million, or 56%, compared to pro forma DBS net revenues of $95.5 million for the same period in 1999.

         Programming, technical, and general and administrative expenses were $94.1 million for the three months ended June 30, 2000, an increase of $50.3 million, or 115%, compared to $43.8 million for the same period in 1999. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.0% for the three months ended June 30, 2000 compared to 68.4% for the same period in 1999.

         Subscriber acquisition costs were $31.2 million for the three months ended June 30, 2000, an increase of $2.4 million, or 8%, compared to $28.7 million for the same period in 1999. Gross subscriber additions were 89,900 for the three months ended June 30, 2000 compared to 76,000 for the same period in 1999. The total subscriber acquisition costs per gross subscriber addition were $347 for the three months ended June 30, 2000 compared to $378 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is primarily due to a decrease in promotional programming. Approximately $4.8 million of DBS subscriber equipment was capitalized in the second quarter of 2000 related to rental units which are being depreciated over a three year period.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $787,000 for the three months ended June 30, 2000, an increase of $387,000, or 97%, compared to $400,000 for the same period in 1999. The increase resulted from a larger gain in pro forma location cash flow during the second quarter of 2000 as compared to the second quarter of 1999.

         Depreciation and amortization was $50.5 million for the three months ended June 30, 2000, an increase of $30.0 million, or 147%, compared to $20.5 million for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of the merger with Golden Sky and other DBS acquisitions that occurred during the last two years.

Broadcast

         During the three months ended June 30, 2000, Pegasus owned or programmed ten broadcast television stations in six markets. One new station was launched during the fourth quarter of 1999. Total net broadcast revenues for the three months ended June 30, 2000 were $9.3 million, a decrease of $350,000, or 4%, compared to net broadcast revenues of $9.6 million for the same period in 1999. The decrease is primarily attributable to a decrease in barter revenue.

         Programming, technical, and general and administrative expenses were $6.1 million for the three months ended June 30, 2000, an increase of $872,000, or 17%, compared to $5.2 million for the same period in 1999. The increase is primarily due to higher programming costs for the three months ended June 30, 2000 compared to the same period in 1999 and an increase in fees to the Fox Television Network.

         Marketing and selling expenses were $2.0 million for the three months ended June 30, 2000, an increase of $430,000, or 27%, compared to $1.6 million for the same period in 1999. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $31,000 for the three months ended June 30, 2000, a decrease of $15,000, or 33%, compared to $46,000 for the same period in 1999. The decrease resulted from a lower gain in pro forma location cash flow during the second quarter of 2000 as compared to the second quarter of 1999.

         Depreciation and amortization was $1.2 million for the three months ended June 30, 2000, a decrease of $76,000, or 6%, compared to $1.3 million for the same period in 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

         Total net revenues from continuing operations for the six months ended June 30, 2000 were $247.7 million, an increase of $107.7 million, or 77%, compared to total net revenues of $140.0 million for the same period in 1999. The increase in total net revenues for the six months ended June 30, 2000 was primarily due to an increase in DBS revenues of $107.8 million attributable to acquisitions and to internal growth in Pegasus' DBS subscriber base. Total operating expenses from continuing operations for the six months ended June 30, 2000 were $319.0 million, an increase of $121.2 million, or 61%, compared to total operating expenses of $197.8 million for the same period in 1999. The increase was primarily due to an increase of $115.8 million in operating expenses attributable to the growth in Pegasus' DBS business.

         Total corporate expenses from continuing operations, including corporate depreciation and amortization, were $5.1 million for the six months ended June 30, 2000, an increase of $1.0 million, or 25%, compared to $4.0 million for the same period in 1999. The increase in corporate expenses is primarily attributable to the growth in Pegasus' business.

         New business development costs were $1.2 million for the six months ended June 30, 2000 compared to $2,000 for the same period in 1999.

         Other expenses from continuing operations were $1.5 million for the six months ended June 30, 2000, an increase of $686,000, or 84%, compared to other expenses of $817,000 for the same period in 1999. The increase is primarily due to increased investor relation activities and legal fees associated with the DIRECTV litigation.

         Interest expense from continuing operations was $52.0 million for the six months ended June 30, 2000, an increase of $20.7 million, or 66%, compared to interest expense of $31.3 million for the same period in 1999. The increase in interest expense is primarily due to interest and fees in connection with the new Pegasus Media & Communications credit facility and interest related to senior notes and credit facilities that were assumed as a result of the merger with Golden Sky. Interest income from continuing operations was $7.5 million for the six months ended June 30, 2000, an increase of $6.7 million, or 887%, compared to interest income of $758,000 for the same period in 1999. The increase in interest income is due to significantly higher average cash balances for the six months ended June 30, 2000 compared to the same period in 1999.

         Other non-operating expenses from continuing operations were $447,000 for the six months ended June 30, 2000 and consist principally of losses on the disposal of fixed assets.

         The benefit for income taxes from continuing operations amounted to $15.3 million for the six months ended June 30, 2000, an increase of $14.3 million, or 1405%, compared to $1.0 million for the same period in 1999. The increase is primarily attributable to the amortization of deferred tax liabilities originating from the merger with Golden Sky and other DBS acquisitions.

         Equity in the net losses of unconsolidated affiliates, resulting from investments in Pegasus PCS Partners, LP in August 1999 and Personalized Media Communications, LLC in January 2000, amounted to $215,000 for the six months ended June 30, 2000.

         Income from discontinued operations of the cable segment, net of income taxes, was $654,000 for the six months ended June 30, 2000, a decrease of $95,000, or 13%, compared to $749,000 for the same period in 1999. The decrease is primarily attributable to an increase in incentive compensation and income tax expense.

         Extraordinary loss from the extinguishment of debt was $9.3 million for the six months ended June 30, 2000. In January 2000, Pegasus Media & Communications entered into an amended and restated $500.0 million credit facility. Commensurate with the closing of the new credit facility, certain funds from the initial borrowing were used to repay the outstanding balances under the existing Pegasus Media & Communications $180.0 million credit facility, the Digital Television Services $90.0 million credit facilities and the Pegasus $35.5 million interim letter of credit facility and commitments under these credit facilities were terminated. Accordingly, the deferred financing costs related to the terminated credit facilities were written off.

         Preferred stock dividends were $15.0 million for the six months ended June 30, 2000, an increase of $6.9 million, or 85%, compared to $8.1 million in preferred stock dividends for the same period in 1999. The increase is attributable to a greater number of shares of Pegasus' preferred stock outstanding for the six months ended June 30, 2000 compared to the same period in 1999 as the result of payment of dividends in kind and the issuance of four new series of preferred stock in the first quarter of 2000.

DBS

         Total DBS net revenues were $230.3 million for the six months ended June 30, 2000, an increase of $107.8 million, or 88%, compared to DBS net revenues of $122.5 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the first half of 2000 compared to the first half of 1999. The average monthly revenue per subscriber was $43.28 for the six months ended June 30, 2000 compared to $42.47 for the same period in 1999. Pro forma for the Golden Sky acquisition, DBS net revenues were $288.4 million for the six months ended June 30, 2000, an increase of $137.4 million, or 91%, compared to pro forma DBS net revenues of $151.0 million for the same period in 1999.

         Programming, technical, and general and administrative expenses were $162.0 million for the six months ended June 30, 2000, an increase of $77.6 million, or 92%, compared to $84.4 million for the same period in 1999. The increase is attributable to significant growth in subscribers and territory during the last twelve months. As a percentage of revenue, programming, technical, and general and administrative expenses were 70.4% for the six months ended June 30, 2000 compared to 68.9% for the same period in 1999.

         Subscriber acquisition costs were $56.6 million for the six months ended June 30, 2000, an increase of $6.7 million, or 13%, compared to $49.9 million for the same period in 1999. Gross subscriber additions were 169,200 for the six months ended June 30, 2000 compared to 127,700 for the same period in 1999. The total subscriber acquisition costs per gross subscriber addition were $334 for the six months ended June 30, 2000 compared to $391 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is primarily due to a decrease in promotional programming. Approximately $4.8 million of DBS subscriber equipment was capitalized in the second quarter of 2000 related to rental units which are being depreciated over a three year period.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $1.2 million for the six months ended June 30, 2000, an increase of $397,000, or 50%, compared to $790,000 for the same period in 1999. The increase resulted from a larger gain in pro forma location cash flow during the first half of 2000 as compared to the first half of 1999.

         Depreciation and amortization was $73.0 million for the six months ended June 30, 2000, an increase of $31.0 million, or 74%, compared to $41.9 million for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the fixed and intangible asset base as the result of the merger with Golden Sky and other DBS acquisitions that occurred during the last two years.

Broadcast

         Total net broadcast revenues for the six months ended June 30, 2000 were $17.4 million, a decrease of $161,000 or 1%, compared to net broadcast revenues of $17.6 million for the same period in 1999. The decrease is primarily attributable to a decrease in barter revenue.

         Programming, technical, and general and administrative expenses were $12.0 million for the six months ended June 30, 2000, an increase of $1.9 million, or 19%, compared to $10.2 million for the same period in 1999. The increase is primarily due to higher programming costs for the six months ended June 30, 2000 compared to the same period in 1999 and an increase in fees to the Fox Television Network.

         Marketing and selling expenses were $3.9 million for the six months ended June 30, 2000, an increase of $832,000, or 27%, compared to $3.1 million for the same period in 1999. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of new stations and news programs.

         Incentive compensation, which is calculated based on increases in pro forma location cash flow, was $46,000 for the six months ended June 30, 2000, a decrease of $156,000, or 77%, compared to $202,000 for the same period in 1999. The decrease resulted from a lower gain in pro forma location cash flow during the first half of 2000 as compared to the first half of 1999.

         Depreciation and amortization was $2.6 million for the six months ended June 30, 2000, an increase of $60,000, or 2%, compared to $2.5 million for the same period in 1999.

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

         Pre-marketing cash flow from continuing operations increased by approximately $18.3 million, or 79%, for the three months ended June 30, 2000 as compared to the same period in 1999. Pre-marketing cash flow from continuing operations increased as a result of:

         o a $20.0 million, or 99%, increase in DBS pre-marketing cash flow attributable to acquisitions, the merger with Golden Sky and internal growth in Pegasus' DBS subscriber base; and

         o a $1.7 million, or 59%, decrease in broadcast location cash flow as a result of an increase in programming expenses and fees to the Fox Television Network.

         Pre-marketing cash flow from continuing operations increased by approximately $27.3 million, or 64%, for the six months ended June 30, 2000 as compared to the same period in 1999. Pre-marketing cash flow from continuing operations increased as a result of:

         o a $30.2 million, or 79%, increase in DBS pre-marketing cash flow attributable to acquisitions, the merger with Golden Sky and internal growth in Pegasus' DBS subscriber base; and

         o a $2.9 million, or 67%, decrease in broadcast location cash flow as a result of an increase in programming expenses and fees to the Fox Television Network.

         During the six months ended June 30, 2000, $40.5 million of cash on hand at the beginning of the year, together with $338.3 million of net cash provided by Pegasus' financing activities, was used to fund operating activities of approximately $28.7 million and investing activities of approximately $99.8 million. Investing activities consisted of:

         o the acquisition of DBS assets from seven independent DIRECTV providers during the first quarter of 2000 for approximately $36.0 million;

         o DBS facility construction and upgrades of approximately $3.1 million;

         o approximately $4.8 million in expenditures for DBS subscriber rental equipment;

         o capitalized costs relating to the merger with Golden Sky of approximately $18.7 million;

         o approximately $2.7 million of broadcast expenditures for broadcast television transmitter, tower and facility construction and upgrades;

         o the expansion and enhancements of the Puerto Rico cable system amounting to approximately $2.5 million;

         o    investment in affiliates of $14.5 million;

         o the purchase of a building for our corporate offices of approximately $13.0 million;

         o    payments of programming rights amounting to $2.1 million; and

         o maintenance and other capital expenditures and intangibles totaling approximately $2.4 million.

         Financing activities consisted of:

         o the issuance of 3.0 million shares of Series C convertible preferred stock resulting in net proceeds to Pegasus of approximately $290.4 million;

         o the issuance of approximately 552,000 shares of Class A common stock resulting in net proceeds to Pegasus of approximately $2.2 million;

         o the proceeds from a mortgage totaling $8.8 million for the purchase of a building for our corporate offices;

         o    net borrowings on bank credit facilities totaling $62.8 million;

         o a net increase in deferred financing costs of approximately $9.7 million, primarily in connection with the amendment and restatement of the Pegasus Media & Communications credit facility;

         o the repayment of approximately $13.6 million of long-term debt, primarily sellers' notes and capital leases;

         o the placement of approximately $2.4 million in certificates of deposit to collateralize certain outstanding loans; and

         o    the repurchase of Class A common stock in treasury of $130,000.

         As of June 30, 2000, cash on hand amounted to $250.3 million plus restricted cash of $16.6 million.

         In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility which expires in 2004 and a $275.0 million senior term credit facility which expires in 2005. The new Pegasus Media & Communications credit facility is collateralized by substantially all of the assets of Pegasus Media & Communications and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the new Pegasus Media & Communications credit facility are available for acquisitions, subject to the approval of lenders in certain circumstances, to retire certain indebtedness, to fund interest payments, for working capital, capital expenditures and general corporate purposes. As of June 30, 2000, $275.0 million was outstanding under the senior term credit facility and stand-by letters of credit amounting to $38.2 million were issued pursuant to the senior revolving credit facility.

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

         In January 2000, Pegasus completed an offering of 3.0 million shares of its 6.5% Series C convertible preferred stock, with a liquidation preference of $100 per share plus any accrued but unpaid dividends, which resulted in net proceeds to Pegasus of approximately $290.4 million. Each share of Series C preferred stock will initially be convertible at the option of the holder into
1.5686 shares of Pegasus' Class A common stock. Pegasus may redeem the Series C preferred stock on or after August 1, 2001, subject to certain conditions, at redemption prices set forth in the certificate of designation, plus accumulated and unpaid dividends, if any.

         In the first quarter of 2000, Pegasus issued 5,707 shares, 22,500 shares and 10,000 shares of its Series B, Series D and Series E junior convertible participating preferred stock, respectively, with a liquidation preference of $1,000 per share plus any accrued but unpaid dividends, as partial consideration for acquisitions of DIRECTV distribution rights from three independent DIRECTV providers. Each share of Series B, Series D and Series E preferred stock will initially be convertible at the option of the holder into approximately 32.47 shares, 19.54 shares and 16.04 shares of Pegasus' Class A common stock, respectively.

         On May 5, 2000, Pegasus acquired Golden Sky Holdings, Inc. and its subsidiaries, which holds the rights to provide DIRECTV programming in certain rural areas of 24 states, and the related assets and liabilities in exchange for total consideration of approximately $1.5 billion, which consisted of approximately 12.2 million shares of Pegasus' Class A common stock (amounting to $579.0 million at a price of $47.54 per share, the average closing price per share five days prior and subsequent to the acquisition announcement), options to purchase a total of approximately 698,000 shares of Pegasus' Class A common stock (amounting to $33.2 million), approximately $383.0 million of assumed net liabilities and a deferred tax liability of approximately $489.5 million.

         Golden Sky Systems, Inc., a subsidiary of Golden Sky Holdings, maintains a $115.0 million senior revolving credit facility and a $35.0 million senior term credit facility which expire in 2005. The Golden Sky Systems' credit facilities are collateralized by substantially all of the assets of Golden Sky Systems and its subsidiaries and are subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the credit facilities are available for acquisitions, subject to the approval of lenders in certain circumstances, to retire certain indebtedness, for working capital, capital expenditures and general corporate purposes. As of June 30, 2000, $52.0 million was outstanding and stand-by letters of credit amounting to $35.9 million were issued pursuant to its $150.0 million credit facilities.

         In January 2000, Golden Sky Systems completed an amendment to its credit facilities. The amendment, which was effective as of December 31, 1999, waived Golden Sky Systems' third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. Pursuant to the amendment, Golden Sky Systems was authorized to borrow up to an additional $20.0 million under its credit facilities prior to March 31, 2000. These incremental borrowings, which were secured by letters of credit provided by certain of Golden Sky Holdings' former shareholders, were required to be repaid by May 31, 2000. Upon repayment of the incremental borrowings, Golden Sky Systems will have potential incremental borrowing capacity during the remainder of the year ending December 31, 2000 equal to the lesser of equity contributed by Pegasus to repay the incremental borrowings and fund other working capital requirements or $20.0 million. In May 2000, Pegasus made an $8.1 million capital contribution to Golden Sky Systems that was used to repay the incremental borrowings and a $12.0 million capital contribution to Golden Sky Systems that was used for working capital. As of June 30, 2000, Golden Sky Systems was in compliance with its amended covenants.

         Prior to being acquired by Pegasus, Golden Sky Systems completed a senior subordinated notes offering in which it sold $195.0 million of its 12.375% senior subordinated notes due 2006. A portion of the net proceeds from the Golden Sky Systems' senior notes offering was used to fund an interest escrow account for the first four semiannual interest payments on the Golden Sky Systems' notes. Golden Sky Systems' notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by Golden Sky Systems and its subsidiaries.

         Prior to being acquired by Pegasus, Golden Sky DBS, Inc., a direct subsidiary of Golden Sky Holdings and Golden Sky Systems' parent, completed a senior discount notes offering in which it sold its 13.5% senior discount notes due 2007, which have an aggregate balance due at stated maturity of $193.1 million. Golden Sky DBS' notes are unsecured and effectively rank below all of the liabilities of Golden Sky DBS' direct and indirect subsidiaries.

         As defined in the certificates of designation governing Pegasus' Series A and Series C preferred stock and the indentures governing Pegasus' senior notes, Pegasus is required to provide adjusted operating cash flow data for Pegasus and its restricted subsidiaries on a consolidated basis where adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that location cash flow, operating cash flow and adjusted operating cash flow are accepted within our business segments as generally recognized measures of performance and are used by analysts who report publicly on the performance of companies operating in such segments. Restricted subsidiaries carries the same meaning as in the certificate of designation. Golden Sky, among certain other of Pegasus' subsidiaries, are not included in the definition of restricted subsidiaries and accordingly, their operating results are not included in the adjusted operating cash flow data provided below. Pro forma adjusted operating cash flow would have been approximately $129.9 million as follows (in thousands):

                                                                                                Four Quarters Ended
                                                                                                  June 30, 2000
                                                                                               ---------------------
Revenues...............................................................................               $442,802
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.....................................................................                305,067
                                                                                                      --------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...................                137,735
Corporate expenses.....................................................................                  7,861
                                                                                                      --------
Adjusted operating cash flow...........................................................               $129,874
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

Dividend Policy

         As a holding company, Pegasus' ability to pay dividends is dependent upon the receipt of dividends from its direct and indirect subsidiaries. Pegasus Media & Communications' and Golden Sky Systems' credit facilities and publicly held debt securities restrict it from paying dividends to Pegasus. In addition, Pegasus' ability to pay dividends and to incur indebtedness are subject to certain restrictions contained in Pegasus' publicly held debt securities, in the terms of Pegasus' Series A and Series C preferred stock and by Pegasus Media & Communications' and Golden Sky's credit facilities and publicly held debt securities.

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

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999 and SFAS No. 138 in June 2000, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management believes that the adoption of SFAS No. 133 will not have a material effect on our business, financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101B has deferred the timing of the adoption of the requirements until the fourth quarter of 2000. Management believes that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.

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

         In January 2000, Pegasus Media & Communications entered into a first amended and restated credit facility, which consists of a $225.0 million senior revolving credit facility and a $275.0 million senior term credit facility. As of June 30, 2000, stand-by-letters of credit amounting to $38.2 million were issued pursuant to its $225.0 million revolving credit facility and $275.0 million was outstanding under its $275.0 million senior term credit facility. Availability of borrowings under the revolving credit facility will reduce by specified amounts quarterly commencing on March 31, 2001 through maturity. The term credit facility is to be repaid in specified amounts quarterly commencing on March 31, 2001, with the balance due at maturity. Interest on the credit facility is calculated at either the bank's base rate or LIBOR, plus an applicable margin. The revolving credit facility expires in October 2004 and the term credit facility expires in April 2005.

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

         Golden Sky Systems maintains a $115.0 million senior, reducing revolving credit facility and a $35.0 million senior term credit facility. Availability of borrowings under the revolving credit facility will reduce by specified amounts quarterly commencing on March 31, 2001 through maturity. The term credit facility is to be repaid in specified amounts quarterly commencing on March 31, 2002, with the balance due at maturity. As of June 30, 2000, $17.0 million was outstanding and stand-by letters of credit amounting to $35.9 million were issued under its $115.0 million revolving credit facility. As of June 30, 2000, $35.0 million was outstanding under its $35.0 million term credit facility. Interest on the credit facilities is calculated at either the bank's base rate or LIBOR, plus an applicable margin. The revolving credit and term facilities expire in September 2005 and December 2005, respectively.

         As of June 30, 2000, Pegasus estimated the fair value of its debt and preferred stock to be approximately $1.16 billion and $427.9 million respectively, using quoted market prices. The market risk associated with Pegasus' debt and preferred stock is the potential increase in fair value resulting from a decrease in interest rates. A 10% decrease in assumed interest rates would increase the fair value of Pegasus' debt and preferred stock to approximately $1.18 billion and $455.5 million, respectively.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         DIRECTV/NRTC Litigation. Registrant incorporates by reference the disclosure relating to "DIRECTV/NRTC Litigation" set forth under "Item 3: Legal Proceedings" on pages 25 and 26 of Pegasus' Annual Report on Form 10-K filed with the SEC on March 10, 2000 for the fiscal year ended December 31, 1999. The last paragraph of this disclosure is deleted and replaced in its entirety by the paragraphs set forth below. To the extent the disclosure set forth below supersedes or updates other disclosure under "Item 3: Legal Proceedings," such disclosure is hereby deemed to be modified, superseded and/or updated.

         On February 10, 2000, we and Golden Sky filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Golden Sky also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The class action was filed on February 27, 2000. All four actions are now pending before the same judge, who has set various hearing dates, including the following. On October 2, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on October 30, 2000. The court has set a trial date of November 27, 2001 for all four actions.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 6, 2000, Pegasus issued an aggregate of 10,000 shares of its Class A Common Stock upon the exercise of a warrant previously issued in connection with an acquisition. Upon exercise of the warrant, Pegasus received approximately $121,326 in cash, which was the amount of the exercise price (as adjusted for Pegasus' May 2000 stock dividend) specified in the original warrant. In issuing these shares, Pegasus relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 2, 2000, Pegasus held its annual meeting of stockholders. At this meeting, Marshall W. Pagon, Ted S. Lodge, Robert F. Benbow, William P. Collatos, Harry F. Hopper III, James J. McEntee, III, Mary C. Metzger, William
P. Phoenix, Riordon B. Smith, and Robert N. Verdecchio were reelected to Pegasus' Board of Directors. In such election, the following votes were cast for each director:

                                            Withheld
                               For         Authority    Abstain

Pagon                      58,793,861       394,475        0
Lodge                      59,062,051       126,285        0
Benbow                     59,062,051       126,285        0
Collatos                   59,062,051       126,285        0
Hopper                     59,062,051       126,285        0
McEntee                    59,062,051       126,285        0
Metzger                    59,062,051       126,285        0
Phoenix                    59,061,851       126,485        0
Smith                      59,062,051       126,285        0
Verdecchio                 59,062,051       126,285        0

         In addition to the election of directors, stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for Pegasus for the current fiscal year. With respect to this proposal, 59,174,845 votes were cast in favor, 27 votes were cast against ratification and 13,464 votes were held in abstention.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

      Exhibit 27.1         Financial Data Schedule.

 (b)  Reports on Form 8-K

         On May 19, 2000, Pegasus filed a Current Report on Form 8-K dated May 5, 2000 reporting under Item 5 the following events (i) the merger (the "Merger") of Golden Sky Holdings, Inc. into a wholly-owned subsidiary of Pegasus on May 5, 2000, which resulted in Golden Sky becoming a wholly-owned subsidiary of Pegasus, (ii) the issuance of 12,180,290 shares of Pegasus' Class A Common Stock to the former stockholders of Golden Sky, and (iii) the election of three directors to Pegasus' Board of Directors as the designees of certain of Golden Sky's former stockholders and Marshall W. Pagon pursuant to the terms of an amended voting agreement, which was amended at the time of the Merger.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Pegasus Communications Corporation



    August 10, 2000                By: /s/ M. Kasin Smith
---------------------              -----------------------
Date                               M. Kasin Smith
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)