Form 10-Q
period 2000-09-30
PEGASUS COMMUNICATIONS CORP
filed 2000-11-14
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2000
                                        ------------------

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
Yes_X_  No___


         Number of shares of each class of the Registrant's common stock outstanding as of November 3, 2000:

            Class A, Common Stock, $0.01 par value             45,903,240
            Class B, Common Stock, $0.01 par value              9,163,800
            Non-Voting, Common Stock, $0.01 par value                   -

                       PEGASUS COMMUNICATIONS CORPORATION

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 2000


                                                                          Page
Part I. Financial Information


  Item 1      Financial Statements

              Condensed Consolidated Balance Sheets
                December 31, 1999 and September 30, 2000                    4

              Consolidated Statements of Operations and
                Comprehensive Loss
                Three months ended September 30, 1999 and 2000              5

              Consolidated Statements of Operations and
                Comprehensive Loss
                Nine months ended September 30, 1999 and 2000               6

              Condensed Consolidated Statements of Cash Flows
                Nine months ended September 30, 1999 and 2000               7

              Notes to Consolidated Financial Statements                    8


  Item 2      Management's Discussion and Analysis of
                Financial Condition and Results of Operations              17


  Item 3      Quantitative and Qualitative Disclosures About
                Market Risk                                                27


Part II. Other Information


  Item 1      Legal Proceedings                                            28

  Item 2      Changes in Securities and Use of Proceeds                    28

  Item 6      Exhibits and Reports on Form 8-K                             28

  Signature                                                                29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       Pegasus Communications Corporation
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                       December 31,          September 30,
                                                                                           1999                  2000
                                                                                     ---------------        ---------------
                                                                                                              (unaudited)
                                     ASSETS
Current  assets:
     Cash and cash equivalents                                                           $40,453               $306,901
     Restricted cash                                                                       2,379                  7,957
     Accounts receivable, net                                                             31,984                 45,000
     Inventory                                                                            10,020                 20,415
     Program rights                                                                        4,373                  4,505
     Deferred taxes                                                                          536                    845
     Prepaid expenses and other                                                            4,597                 13,441
                                                                                        --------             ----------
       Total current assets                                                               94,342                399,064

Property and equipment, net                                                               44,415                 58,162
Intangible assets, net                                                                   736,806              2,253,818
Deferred financing costs, net                                                             23,831                 31,427
Program rights                                                                             5,732                  5,416
Deferred taxes                                                                            30,371                 23,876
Investment in affiliates                                                                   4,598                116,399
Marketable securities                                                                          -                 25,497
Deposits and other                                                                         5,237                 16,356
                                                                                        --------             ----------
     Total assets                                                                       $945,332             $2,930,015
                                                                                        ========             ==========
                        LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                                                   $15,488                $14,451
     Current portion of program rights payable                                             4,446                  4,727
     Taxes payable                                                                             -                 28,000
     Accounts payable                                                                      8,999                  4,080
     Accrued interest                                                                     11,592                 21,017
     Accrued satellite programming, fees and commissions                                  37,885                 62,182
     Accrued expenses                                                                     14,139                 54,280
     Amounts due seller                                                                    6,729                  6,741
                                                                                        --------             ----------
       Total current liabilities                                                          99,278                195,478

Long-term debt                                                                           668,926              1,114,464
Finance obligation                                                                             -                 36,120
Program rights payable                                                                     4,211                  4,022
Deferred taxes                                                                            90,310                571,596
                                                                                        --------             ----------
      Total liabilities                                                                  862,725              1,921,680
                                                                                        --------             ----------

Commitments and contingent liabilities

Minority interest                                                                          3,000                    877

Redeemable preferred stock                                                               142,734                195,853

Stockholders' equity (deficit):
     Series C preferred stock                                                                  -                300,000
     Common stock                                                                            396                    549
     Other stockholders' equity                                                          (63,523)               511,056
                                                                                        --------             ----------
       Total stockholders' equity (deficit)                                              (63,127)               811,605
                                                                                        --------             ----------

     Total liabilities and stockholders' equity (deficit)                               $945,332             $2,930,015
                                                                                        ========             ==========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                                                       Three Months Ended September 30,
                                                                                       --------------------------------
                                                                                           1999                 2000
                                                                                       -----------           -----------
                                                                                                  (unaudited)
Net revenues:
     DBS                                                                                   $75,727             $159,583
     Broadcast                                                                               8,941                8,718
                                                                                           -------             --------
       Total net revenues                                                                   84,668              168,301

Operating expenses:
     DBS
        Programming, technical, general and administrative                                  53,526              110,918
        Marketing and selling                                                               38,830               55,077
        Incentive compensation                                                                 350                  648
        Depreciation and amortization                                                       20,401               68,719
     Broadcast
        Programming, technical, general and administrative                                   5,766                6,207
        Marketing and selling                                                                1,369                1,612
        Incentive compensation                                                                   -                  158
        Depreciation and amortization                                                        1,319                1,318

     Corporate expenses                                                                      1,484                2,593
     Corporate depreciation and amortization                                                   746                  360
     Development costs                                                                          74                1,141
     Other expense, net                                                                        593                1,052
                                                                                           -------             --------
       Loss from operations                                                                (39,790)             (81,502)

Interest expense                                                                           (16,236)             (34,182)
Interest income                                                                                257                3,664
Other non-operating income, net                                                                  -                  896
                                                                                           -------             --------
     Loss from continuing operations before income taxes                                   (55,769)            (111,124)

Benefit for income taxes                                                                    (3,016)             (14,743)
                                                                                           -------             --------
     Loss from continuing operations                                                       (52,753)             (96,381)
Discontinued operations:
     Income from discontinued operations of cable segment                                      626                  580
     Gain on sale of discontinued operations, net of taxes                                       -               59,366
                                                                                           -------             --------
     Net loss                                                                              (52,127)             (36,435)

     Preferred stock dividends                                                               4,305               10,086
                                                                                           -------             --------

     Net loss applicable to common shares                                                  (56,432)             (46,521)

     Other comprehensive loss                                                                    -              (12,019)
                                                                                           -------             --------

     Comprehensive loss                                                                   ($56,432)            ($58,540)
                                                                                          ========             ========


Basic and diluted per common share amounts:
     Loss from continuing operations, less preferred stock dividends                        ($1.45)              ($1.94)
     Income from discontinued operations                                                      0.02                 0.01
     Gain on sale of discontinued operations                                                     -                 1.08
                                                                                          --------             --------
     Net loss applicable to common shares                                                   ($1.43)              ($0.85)
                                                                                          ========             ========

     Weighted average number of common shares outstanding                                   39,442               54,742
                                                                                          ========             ========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
          Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                                                       Nine Months Ended September 30,
                                                                                       -------------------------------
                                                                                           1999               2000
                                                                                       -----------         -----------
                                                                                                 (unaudited)
Net revenues:
     DBS                                                                                $198,181             $389,851
     Broadcast                                                                            26,512               26,128
                                                                                        --------             --------
       Total net revenues                                                                224,693              415,979

Operating expenses:
     DBS
        Programming, technical, general and administrative                               137,891              272,925
        Marketing and selling                                                             88,720              111,646
        Incentive compensation                                                             1,140                1,835
        Depreciation and amortization                                                     62,334              141,696
     Broadcast
        Programming, technical, general and administrative                                15,920               18,253
        Marketing and selling                                                              4,448                5,523
        Incentive compensation                                                               202                  204
        Depreciation and amortization                                                      3,801                3,860

     Corporate expenses                                                                    4,108                6,041
     Corporate depreciation and amortization                                               2,196                1,116
     Development costs                                                                        76                2,310
     Other expense, net                                                                    1,410                3,428
                                                                                        --------             --------
       Loss from operations                                                              (97,553)            (152,858)

Interest expense                                                                         (47,497)             (86,185)
Interest income                                                                            1,015               11,142
Other non-operating income, net                                                                -                  234
                                                                                        --------             --------
     Loss from continuing operations before income taxes
       and extraordinary items                                                          (144,035)            (227,667)

Benefit for income taxes                                                                  (4,031)             (30,022)
                                                                                        --------             --------
     Loss from continuing operations before
       extraordinary items                                                              (140,004)            (197,645)
Discontinued operations:
     Income from discontinued operations of cable segment                                  1,375                1,234
     Gain on sale of discontinued operations, net of taxes                                     -               59,366
                                                                                        --------             --------
     Loss before extraordinary items                                                    (138,629)            (137,045)

Extraordinary loss from extinquishment of debt                                                 -               (9,280)
                                                                                        --------             --------
     Net loss                                                                           (138,629)            (146,325)

     Preferred stock dividends                                                            12,400               25,042
                                                                                        --------             --------
     Net loss applicable to common shares                                               (151,029)            (171,367)

     Other comprehensive loss                                                                  -              (12,019)
                                                                                        --------             --------
     Comprehensive loss                                                                ($151,029)           ($183,386)
                                                                                       =========            =========

Basic and diluted per common share amounts:
     Loss from continuing operations, less preferred stock dividends                      ($4.10)              ($4.63)
     Income from discontinued operations                                                    0.04                 0.03
     Gain on sale of discontinued operations                                                   -                 1.23
                                                                                       ---------            ---------
     Loss before extraordinary items                                                       (4.06)               (3.37)
     Extraordinary loss                                                                        -                (0.19)
                                                                                       ---------            ---------
     Net loss applicable to common shares                                                 ($4.06)              ($3.56)
                                                                                       =========            =========
     Weighted average number of common shares outstanding                                 37,158               48,097
                                                                                       =========            =========

           See accompanying notes to consolidated financial statements

                       Pegasus Communications Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Nine Months Ended September 30,
                                                                                         -------------------------------
                                                                                            1999                 2000
                                                                                         -----------         -----------
                                                                                                   (unaudited)

Cash flows from operating activities:
    Net cash used for operating activities                                                ($67,257)            ($65,250)
                                                                                         ---------             --------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                 (104,059)            (116,384)
       Capital expenditures                                                                (10,700)             (36,080)
       Purchase of intangible assets                                                        (2,243)             (12,042)
       Payments for programming rights                                                      (2,155)              (3,334)
       Proceeds from sale of cable operations                                                    -              166,937
       Investment in affiliates                                                                  -              (14,560)
       Other                                                                                   510                  431
                                                                                         ---------             --------
    Net cash used for investing activities                                                (118,647)             (15,032)
                                                                                         ---------             --------

Cash flows from financing activities:
       Proceeds from long-term debt                                                              -                8,750
       Repayments of long-term debt                                                        (13,621)             (13,887)
       Net borrowings on bank credit facilities                                             73,700               62,800
       Restricted cash                                                                      19,499                6,303
       Debt financing costs                                                                 (1,760)              (9,752)
       Proceeds from issuance of Class A common stock                                       81,132                3,088
       Proceeds from issuance of Series C preferred stock                                        -              300,000
       Underwriting and stock offering costs                                                (4,657)              (9,570)
       Repurchase of Class A common stock                                                        -                 (352)
       Other                                                                                  (137)                (650)
                                                                                         ---------             --------
    Net cash provided by financing activities                                              154,156              346,730
                                                                                         ---------             --------

Net increase (decrease) in cash and cash equivalents                                       (31,748)             266,448
Cash and cash equivalents, beginning of year                                                54,505               40,453
                                                                                         ---------             --------
Cash and cash equivalents, end of period                                                   $22,757             $306,901
                                                                                         =========             ========

           See accompanying notes to consolidated financial statements

                       PEGASUS COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   The Company

         Pegasus Communications Corporation ("Pegasus" or together with its subsidiaries, the "Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Holdings, Inc. ("PCH" or the "Parent"). The Company's principal direct operating subsidiaries are Pegasus Media & Communications, Inc. ("PM&C") and Golden Sky Holdings, Inc. ("GSH").

         PM&C's principal subsidiaries provide direct broadcast satellite television ("DBS") services to customers in various rural areas of the United States and own and/or program broadcast television ("Broadcast") stations. GSH's subsidiaries provide DBS services to customers in various rural areas of the United States. GSH and its subsidiaries were acquired by the Company on May 5, 2000 (see Note 8). Discontinued operations on the statements of operations and comprehensive loss represent PM&C's cable operations, which were sold on September 15, 2000 (see Note 9).

         In January 2000, Digital Television Services, Inc. ("DTS"), a direct subsidiary of Pegasus, was merged with and into a subsidiary of PM&C.

         On September 15, 2000, Pegasus' Board of Directors approved a reorganization of the current corporate structure. Under the new structure, a new publicly-held parent holding company ("New PCC") will be formed and will assume the identity and capital stock structure of the existing Pegasus Communications Corporation ("Old PCC"). New PCC will issue common and preferred securities identical in terms, conditions and amounts as that present with Old PCC. The ownership interests and rights of common and preferred shareholders of New PCC will be exactly the same in New PCC as in Old PCC. Debt securities held by Old PCC will remain with Old PCC. New PCC will not issue or hold any debt securities as a consequence of the reorganization. In the reorganization, Old PCC will become a direct wholly-owned subsidiary of New PCC and will be renamed Pegasus Satellite Communications, Inc. ("Satellite"). In the reorganization, Old PCC will distribute to New PCC its investments in its following presently direct wholly-owned subsidiaries: Pegasus Development Corporation ("PDC"), Pegasus Communications Management Company, Pegasus Communications Corporation PAC, Pegasus Real Estate Company and Pegasus Travel, Inc. These companies will become direct wholly-owned subsidiaries of New PCC. It is expected that the reorganization will be accounted for as a recapitalization in which the historical basis of assets and liabilities are not changed. All entities will retain their book values existing at the date of the reorganization. The reorganization is expected to become effective by the end of 2000.

         As stated above, all of the existing Old PCC preferred stock, including the 12.75% Series A Cumulative Exchangeable Preferred Stock ("Series A preferred stock") will become identical New PCC preferred stock as a result of the reorganization. In connection with the reorganization, Satellite will initiate an offer to exchange the Series A preferred stock of New PCC for a new series of preferred stock of Satellite having identical terms as the Series A preferred stock.

2.   Basis of Presentation

         The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items that are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows for the interim period. The amounts on the balance sheet as of December 31, 1999 were derived from the audited balance sheet as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in Pegasus' Annual Report on Form 10-K for the year ended December 31, 1999.

         The financial statements include the accounts of Pegasus and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheet and statement of cash flows are presented on a condensed basis. Certain amounts for 1999 have been reclassified for comparative purposes.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    Basis of Presentation (continued)

Stock Split:

         On May 10, 2000, Pegasus announced a two-for-one stock split of its Class A and Class B common stock in the form of a stock dividend, effective May 30, 2000, to shareholders of record on May 19, 2000. The dividend was effected by a charge to paid-in capital in the amount of $268,000, the par value of the additional Class A and Class B common shares that were issued. All references to shares, per share amounts and exercise prices included in the accompanying financial statements and notes reflect the effect of the stock split.

Development Costs:

         Development costs on the statements of operations and comprehensive loss represent the combined expenses of other corporate initiatives that are in their infancy of development. Most of these initiatives are presently being sponsored by PDC. The operations of each initiative will be separately presented on the statements of operations and comprehensive loss when they are determined to be of a material continuing nature.

3.   Investment in Affiliates

         In January 2000, PDC made an investment of approximately $112.0 million in Personalized Media Communications, LLC ("PMC"), an advanced communications technology company, that is accounted for by the equity method. The investment consisted of $14.4 million in cash, 400,000 shares of Pegasus' Class A common stock (amounting to $18.8 million) and warrants to purchase 2.0 million shares of the Class A common stock at an exercise price of $45.00 per share and with a term of ten years. These warrants at the time of their issuance were estimated to have a fair value of $78.8 million. A subsidiary of PMC granted to the Company an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. Through September 30, 2000, PDC's equity in the losses of PMC was not material.

4.   Common Stock and Other Stockholders' Equity

         On March 22, 2000, Pegasus amended its Certificate of Incorporation by increasing the number of its authorized shares of common stock as follows: Class A to 250.0 million from 50.0 million; Class B to 30.0 million from 15.0 million; and Non-Voting to 200.0 million from 20.0 million. The number of shares of Class A outstanding at September 30, 2000 and December 31, 1999 was 45.8 million and
30.4 million, respectively. The number of shares outstanding at each date for Class B was 9.2 million. No shares were outstanding at either date for Non-Voting. Class A shares issued in 2000 through September 30 were 13.5 million as consideration in acquisitions, 1.0 million for exercises of options and warrants, and 763,000 for other purposes. Pegasus issued 130,221 shares of Class A in payment of the dividend on the Series C preferred stock that was payable on October 31, 2000. For the nine months ended September 30, 2000, common stock issued in connection with acquisitions and investment in affiliates provided additional paid-in capital of $752.9 million.

5.   Preferred Stock

         On March 22, 2000, Pegasus amended its Certificate of Incorporation, increasing the aggregate number of authorized shares of preferred stock to 20.0 million from 5.0 million.

Redeemable Preferred Stocks:

Series A Preferred Stock
------------------------

         The number of shares issued and outstanding at September 30, 2000 of Series A preferred stock increased to 152,844 from 135,073 at December 31, 1999. This increase was due to dividends on Series A payable in 2000 that were paid in shares of Series A preferred stock. The carrying amount increased by $14.0 million to $156.8 million due to accrued and unpaid dividends payable under the mandatory redemptiion features.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    Preferred Stock (continued)

Series B, Series D and Series E Preferred Stock
-----------------------------------------------

         In connection with DBS acquisitions in the first quarter of 2000, Pegasus issued 5,707 shares of Series B Junior Convertible Participating Preferred Stock (the "Series B preferred stock"), 22,500 shares of Series D Junior Convertible Participating Preferred Stock (the "Series D preferred stock") and 10,000 shares of Series E Junior Convertible Participating Preferred Stock (the "Series E preferred stock"). Each whole share of Series B, Series D and Series E preferred stock has a liquidation preference equal to its stated value of $1,000 per share plus any accrued and unpaid dividends. Each share of Series B, Series D and Series E preferred stock is convertible at any time at the option of the holder into 32.47 shares, 19.54 shares and 16.04 shares, respectively, of Pegasus' Class A common stock, subject to adjustment under certain circumstances. Additionally, each share of Series B, Series D and Series E preferred stock is redeemable at the option of the holder at a price of $1,000 plus any accrued and unpaid dividends. Each series may be redeemed at the option of holders as follows: Series B in whole any time after January 4, 2002; Series D 10,000 shares on any day after March 1, 2000, an additional 6,125 shares beginning on February 1, 2002, and the remaining shares on February 1, 2003; Series E 5,000 shares on any day after February 25, 2002, and the remaining shares beginning February 25, 2003. Pegasus may redeem at its option shares of each series in whole as follows: Series B any time after January 4, 2005 at a price of $1,000 per share; Series D at any time at a price of $1,000 per share; Series E any time up to February 25, 2001 at a price of $1,100 per share, and any time thereafter at a price of $1,000 per share. The preceding redemption prices are in addition to any accrued and unpaid dividends. Holders of shares of Series B preferred stock are entitled to receive, when, as and if declared by Pegasus' Board of Directors, cash dividends at an annual rate of 1% payable semi-annually on January 1 and July 1 commencing July 1, 2000. Holders of shares of Series D and Series E preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends at an annual rate of 4% payable annually on January 1 commencing January 1, 2001. Dividends on Series D and Series E preferred stock are payable in cash or shares of Pegasus Class A common stock, at the option of Pegasus. Dividends on Series B, Series D and Series E preferred stock are cumulative and accrue from the date of original issuance. The carrying amounts of Series B, Series D, and Series E preferred stock are increased by amounts representing dividends not currently declared or paid but that are payable under the redemption features. In the event of liquidation, Series B, Series D and Series E preferred stock rank, to the extent of their respective liquidation preferences, junior to Series A and Series C preferred stock, senior to all classes of Pegasus' common stock and on a parity with each other. Upon liquidation, holders of Series B, Series D and Series E preferred stock are entitled to participate with holders of Pegasus common stock and other participating stock, if any, in the remaining assets of the Company after certain other distributions have been satisfied. Generally, Series B, Series D and Series E preferred stock have no voting rights other than those granted by law.

         The carrying amounts of Series B, Series D and Series E preferred stock increased by $42,000, $600,000 and $238,000, respectively, to $5.7 million, $23.1 million and $10.2 million, respectively, at September 30, 2000. These increases represent accrued and unpaid dividends payable under the mandatory redemption features. At September 30, 2000, 5,707, 22,500 and 10,000 shares of Series B, Series D and Series E preferred stock, respectively, were issued and outstanding.

Preferred Stock in Stockholders' Equity:

Series C Preferred Stock
------------------------

         In January 2000, Pegasus completed an offering of 3.0 million shares of 6 1/2% Series C Convertible Preferred Stock (the "Series C preferred stock"), resulting in net proceeds of $290.4 million. Each whole share of Series C preferred stock has a liquidation preference equal to its stated value of $100 per share, plus any accrued and unpaid dividends, and is convertible at any time at the option of the holder into 1.5686 shares of Pegasus' Class A common stock. This conversion ratio is subject to adjustment under certain circumstances. Holders of shares of Series C preferred stock are entitled to receive, when, as and if declared by the Board of Directors, dividends at a rate of 6.5% payable quarterly on January 31, April 30, July 31 and October 31 commencing April 30, 2000. Dividends are payable in cash, shares of Pegasus Class A common stock or a combination thereof, at the option of Pegasus. Dividends on Series C preferred stock are cumulative and accrue from the date of

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Preferred Stock (continued)

original issuance. In the event of liquidation, Series C preferred stock ranks junior to Series A preferred stock, senior to Series B, Series D and Series E preferred stocks and senior to all classes of Pegasus' common stock. Pegasus at its option may redeem shares, in whole or in part, of Series C preferred stock at any time from February 1, 2003, and under certain circumstances from August 1, 2001 to prior to February 1, 2003, at premiums specified in Series C's certificate of designation, plus any accrued and unpaid dividends. Holders of Series C preferred stock have no voting rights other than those granted by law, except that holders voting as a class are entitled to elect two directors to the Board of Directors in the event dividends payable on Series C preferred stock are in arrears for six quarterly periods until such arrearage is paid in full and concerning matters that effect the terms and ranking of the series or amendments to Pegasus' charter that may adversely affect their rights. At September 30, 2000, 3.0 million shares of Series C preferred stock were issued and outstanding.

6.   Long-Term Debt

         In January 2000, PM&C amended and restated its credit facility, consisting of a $225.0 million senior revolving credit facility that expires in 2004, a $275.0 million senior term credit facility that expires in 2005 and an uncommitted facility for an additional $200.0 million through June 30, 2001 (collectively, the "New PM&C Credit Facility"). The New PM&C Credit Facility is collateralized by substantially all of the assets of PM&C and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. With the closing of the New PM&C Credit Facility, PM&C borrowed $275.0 million under the term loan facility and used a portion of the proceeds to pay off balances aggregating $221.5 million outstanding under other credit facilities. These other credit facilities along with their related commitments and a letter of credit facility were then terminated. At September 30, 2000, $275.0 million was outstanding under the term loan facility, with $38.2 million of stand-by letters of credit issued thereunder.

         Golden Sky Systems, Inc. ("GSS"), a subsidiary of GSH, maintains a $115.0 million senior revolving credit facility and a $35.0 million senior term credit facility (collectively, the "GSS Credit Facility"), that are collateralized by substantially all of the assets of GSS and its subsidiaries. The facility expires in 2005. This facility had been entered into prior to Pegasus' acquisition of GSH. The GSS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. In January 2000, GSS amended the GSS Credit Facility. This amendment waived GSS' third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. The amendment limited further availability under the revolving credit portion through December 31, 2000 to an additional $20.0 million above amounts already outstanding at the time of the amendment. As of September 30, 2000, GSS was in compliance with the GSS Credit Facility's amended covenants. At September 30, 2000, amounts outstanding under the revolving and term facilities were $17.0 million and $35.0 million, respectively, with $35.9 million of stand-by letters of credit issued thereunder.

         GSS has outstanding $195.0 million of 12.375% Senior Subordinated Notes due 2006 (the "GSS Notes") that were issued prior to Pegasus' acquisition of GSH. The GSS Notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by GSS' subsidiaries. A portion of the net proceeds from the GSS Notes held in an interest escrow account that had been included in restricted cash on the balance sheet was released and used to pay interest due on the GSS Notes. No further escrow balances or requirements exist with respect to the GSS Notes.

         Golden Sky DBS, Inc. ("GSDBS"), a direct subsidiary of GSH and GSS' parent, has outstanding 13.5% Senior Discount Notes due 2007 (the "GSDBS Notes") that were issued prior to Pegasus' acquisition of GSH. These notes have an aggregate stated maturity of $193.1 million. The GSDBS Notes are unsecured and effectively rank below all of the liabilities of GSDBS' direct and indirect subsidiaries. These notes were issued at a discount. Non-cash interest accretes on these notes until March 1, 2004. Thereafter, cash interest will accrue and be payable. From the date of the GSH acquisition through September 30, 2000, the Company has recognized amortization of discount on the notes of $6.5 million.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.   Per Common Share Amounts

         Within each respective period presented on the statement of operations and comprehensive loss, basic and diluted per common share amounts were the same because all potential common stock items were antidilutive and excluded from the computation. Per common share amounts are readily computed from the face of the statements of operations and comprehensive loss.

8.   Acquisitions

         On May 5, 2000, Pegasus acquired GSH, which holds the rights to provide DIRECTV(R) ("DIRECTV") programming in various rural areas of 24 states, along with its assets and liabilities in exchange for total consideration of approximately $1.5 billion. The consideration consisted of approximately 12.2 million shares of Class A common stock valued at $579.0 million (based on a price of $47.54 per share, which was the average closing price per share five days prior and subsequent to the acquisition announcement), options to purchase approximately 698,000 shares of Class A common stock valued at $33.2 million, net liabilities of GSH assumed by Pegasus of $383.0 million and a deferred tax liability incurred of $489.5 million. The deferred tax liability was allocated to DBS rights and was attributed to non-deductible amortization related thereto. Costs of $20.7 million have been incurred in the acquisition. The acquisition of GSH was accounted for by the purchase method, which allocates the cost of the acquisition to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Of the total acquisition cost, approximately $1.3 billion (including the amount attributed to the deferred tax liability incurred) have been allocated to DBS rights. DBS rights are amortized on a straight-line basis over 10 years. The Company's results of operations include the operations of GSH from the date of acquisition.

         During the nine months ended September 30, 2000, the Company completed 16 other acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration paid by the Company for these acquisitions of $194.5 million consisted of cash of $95.6 million, 873,184 shares of Pegasus Class A common stock (amounting to $39.7 million), 22,500 shares of Pegasus Series D preferred stock (amounting to $22.5 million), 10,000 shares of Pegasus Series E preferred stock (amounting to $10.0 million), warrants to purchase 3,000 shares of Pegasus Class A common stock (amounting to $166,000), a deferred tax liability incurred of $24.4 million, $200,000 in promissory notes and $1.8 million in assumed net liabilities. These acquisitions were accounted for by the purchase method, wherein substantially all of the total consideration for these acquisitions was allocated to DBS rights. The DBS rights are being amortized on a straight-line basis over 10 years. The Company's results of operations include the operations of these acquisitions from their respective effective dates of acquisition.

         The following unaudited pro forma financial information presents the Company's consolidated results of operations as if the above noted acquisitions had occurred at the beginning of the periods presented. This unaudited pro forma financial information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisitions occurred on the dates indicated nor results that may occur in the future.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


8.    Acquisitions (continued)

                  (In thousands, except per share amounts)                    Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                  1999                 2000
                                                                                  ----                 ----
                                                                                         (unaudited)
Net revenues .............................................................     $ 343,943             $ 480,587
                                                                               =========             =========

Loss before extraordinary items, after preferred stock dividends..........      (334,615)             (248,131)
                                                                               =========             =========

Net loss applicable to common shares......................................      (337,550)             (257,411)
                                                                               =========             =========

Loss before extraordinary items per common share..........................         (6.69)                (4.61)
                                                                               =========             =========

Net loss applicable to common shares per common share.....................         (6.75)                (4.79)
                                                                               =========             =========

9.   Discontinued Operations

         Discontinued operations on the statements of operations and comprehensive loss represent PM&C's cable operations located in Puerto Rico. The measurement date for accounting for the cable operations as discontinued was December 31, 1999. Since net income from and a gain on the sale of the operations was expected, net income and gain after the measurement date were recognized when earned. Revenues of the Puerto Rico cable operations for the three and nine months ended September 30, 2000 and 1999 were $5.4 million and $18.1 million, respectively, and $6.2 million and $14.9 million, respectively. No income taxes were allocated to discontinued operations because of the Company's net operating loss carryforward position.

         On September 15, 2000, PM&C sold to an unrelated third party its interests in the assets of its entire cable operations in Puerto Rico. The sale price was $170.0 million cash. Cash proceeds received at closing, after adjustment for transaction costs paid at that time and $3.0 million placed in escrow, were $164.5 million. The after tax gain on the sale was $59.4 million. The net amount of assets and liabilities associated with the sale was $80.5 million and $1.2 million, respectively. The net assets primarily consisted of net property, plant and equipment of $19.1 million and net intangibles associated with prior acquisitions amounting to $60.9 million. Escrow remaining after satisfaction of valid claims of indemnification, if any, made by the buyer pursuant to the asset purchase agreement will be released to the Company. Taxes recognized on the gain from the sale of $28.0 million are for Puerto Rico capital gains and withholding taxes and are currently payable.

10.   Extraordinary Loss from Extinguishment of Debt

         In connection with the outstanding borrowings paid off in January 2000 with the proceeds of the New PM&C Credit Facility, unamortized balances of deferred financing costs in the amount of $9.3 million associated with the borrowings paid off were written off. No income taxes were allocated to this loss because of the Company's net operating loss carryforward position.

11.  Sale and Leaseback of Tower Assets and Related Accounting

         On July 17, 2000, the Company sold through two wholly-owned subsidiaries 11 broadcast towers and related assets for approximately 1.4 million shares of restricted common stock of the buyer. The value of the buyer's common stock on the sale closing date was approximately $37.5 million, and the book value of the assets sold was $2.3 million. Coincident with the sale of the towers, PM&C leased back from the buyer eight of the 11 towers sold. The lease has an initial term of 10 years with five successive 10-year renewal periods at the option of the Company. Aggregate minimum lease payments in each of the next five fiscal years and in total over the remaining initial lease term are:
$683,000 in 2001; $711,000 in 2002; $739,000 in 2003; $769,000 in 2004; $799,000
in 2005; and $4.1 million in total thereafter. The Company recognized a gain of $1.0 million on the three towers sold outright. The Company's receipt of the buyer's common stock represents a continuing involvement by the Company in the eight towers sold and leased back. Accordingly, the sale and leaseback of these towers is accounted for as a financing.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.   Sale and Leaseback of Tower Assets and Related Accounting (continued)

As a result the Company recorded a finance obligation in the amount of $36.1 million, which in essence represents a deferral of the net gain and related costs of the sale that might be otherwise recognized on the date of sale. Under the finance method, lease payments made on the assets leased back are allocated between a reduction of the finance obligation and interest as appropriate. Because of the amount of the finance obligation relative to the amount of the payments, the Company expects that all future payments will be applied to interest expense. The eight towers and related assets remain on the Company's records and continue to be depreciated by the Company as long as the financing method applies. The accounting as a financing of the eight towers sold and leased back will continue as long as the Company's continuing involvement in the towers, as represented by the Company's ownership of the buyer's common stock, remains.

         The stock received by the Company in the towers sale is accounted for as an investment in marketable securities available for sale. Accordingly, unrealized gain or loss on the investment is recorded as a component of the Company's stockholders' equity. Other comprehensive loss on the statements of operations and comprehensive loss reflects the unrealized loss on this investment amounting to $12.0 million at September 30, 2000.

         The Company has an agreement with the buyer of the tower assets in which the buyer will build future towers for the Company as determined by the Company.

12.   Income Taxes

         The Company is in a net operating loss carryforward position for income tax purposes. The tax benefit recognized represents the reversal of deferred tax liabilities recognized in acquisitions.

13.   Industry Segments

         At September 30, 2000, the Company's two reportable segments were DBS and Broadcast. Information on each of these segments' revenue and measure of profit or loss is as presented on the statements of operations and comprehensive loss. Each segment derived its revenues from external customers for each period presented therein. Identifiable total assets for DBS increased from December 31, 1999 by $1.56 billion to $2.23 billion at September 30, 2000. This increase was principally due to additional DBS rights obtained in acquisitions completed during 2000. Broadcast's identifiable total assets increased from December 31, 1999 by $26.2 million to $86.6 million at September 30, 2000 principally due to the current fair market value of the common stock received in the sale and leaseback of the tower assets.

14.      Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       1999             2000
                                                                                       ----             ----
Barter revenue and related expense............................................      $ 5,657          $  5,377
Marketable securities received in sale of tower assets........................          -              37,516
Customer conversion costs and costs of related equipment .....................          -              17,787
Acquisition of program rights and assumption of related program payables......        6,072             3,426
Capital issued and related acquisition of intangibles.........................        1,364           693,620
Minority interest and related acquisition of intangibles......................          -                 852
Capital issued and related investment in affiliates...........................          -              97,555
Notes payable and related acquisition of intangibles..........................        4,690           379,773
Preferred stock dividends and reduction of paid-in capital....................       12,400            14,912
Deferred taxes, net and related acquisition of intangibles....................           29           517,451

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    Commitments and Contingent Liabilities

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

         On September 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the NRTC is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(Degree) W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(Degree) W orbital location. DIRECTV also alleges in its counterclaim that the NRTC's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the NRTC, does not provide for certain programming and other rights comparable to those now provided under the contract.

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

         On January 10, 2000, GSS and the Company filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to GSS and the Company. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, GSS and the Company filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. GSS and the Company later withdrew the class action allegations previously filed to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000. All four actions are pending before the same judge. On November 20, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of the Company's claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on or about December 11, 2000. The court has set a trial date of November 27, 2001 for all four actions.

                       PEGASUS COMMUNICATIONS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.   Commitments and Contingent Liabilities (continued)

         Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the consolidated operations, liquidity, cash flows or financial position of the Company.

16.    New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, becomes effective for the Company starting January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. At September 30, 2000, the Company's use of derivative instruments is confined to two interest rate swap and two interest rate cap instruments. These instruments were entered into in connection with PM&C's credit facility. The Company does not use these instruments for trading or speculative purposes. The notional amounts associated with these instruments range from $33.9 million to $37.1 million. The Company believes that it does not possess any derivative instruments that may be embedded in other contracts or agreements. The Company continues to analyze SFAS 133 for any material impacts of its adoption that it is not presently aware of. Because of the limited number and use of derivative instruments that the Company has and the relatively minor notional amounts associated with these instruments, the Company believes at the present time that the accounting for its derivative instruments under SFAS 133 will not have a material impact on the Company.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. The Company will adopt SAB 101 in the fourth quarter of 2000. The Company believes that the adoption of SAB 101 will not have a material impact.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is effective for transfers occurring after March 31, 2001 and for fiscal years ending after December 15, 2000 with respect to recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. The Company is still analyzing the requirements of this statement and does not fully know whether or not the impact of this statement will be material. At the present time, the Company is not involved with any securitization transactions.

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

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes which are included on pages 4-16 herein.

Significant Developments during 2000

         In January 2000, Pegasus Media & Communications amended and restated its credit facility, consisting of a $225.0 million senior revolving credit facility that expires in 2004, a $275.0 million senior term credit facility that expires in 2005 and an uncommitted facility for an additional $200.0 million through June 30, 2001. With the closing of the new credit facility, PM&C borrowed $275.0 million under the term loan facility and used a portion of the proceeds to pay off balances aggregating $221.5 million outstanding under other credit facilities. In January 2000, we completed an offering of 3.0 million shares of 6 1/2% Series C convertible preferred stock, resulting in net proceeds to us of $290.4 million.

         On May 5, 2000, we acquired Golden Sky Holdings, Inc., which holds the rights to provide DIRECTV(R) ("DIRECTV") programming in various rural areas of 24 states, along with its assets and liabilities in exchange for total consideration of approximately $1.5 billion. At the date of the acquisition, Golden Sky had a subscriber base of 345,100. The consideration we paid consisted of approximately 12.2 million shares of our Class A common stock valued at $579.0 million (based on a price of $47.54 per share, which was the average closing price per share five days prior and subsequent to the acquisition announcement), options to purchase approximately 698,000 shares of our Class A common stock valued at $33.2 million, net liabilities of Golden Sky assumed by us of $383.0 million and a deferred tax liability incurred of $489.5 million. Costs of $20.7 million have been incurred in the acquisition. Of the total acquisition cost, approximately $1.3 billion have been allocated to direct broadcast satellite television ("DBS") rights.

         During the nine months ended September 30, 2000, we completed 16 other acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration we paid for these acquisitions of $194.5 million consisted of cash of $95.6 million, 873,184 shares of our Class A common stock (amounting to $39.7 million), 22,500 shares of Series D preferred stock (amounting to $22.5 million), 10,000 shares of Series E preferred stock (amounting to $10.0 million), warrants to purchase 3,000 shares of Class A common stock (amounting to $166,000), a deferred tax liability incurred of $24.4 million, $200,000 in promissory notes and $1.8 million in assumed net liabilities. Substantially all of the total consideration for these acquisitions was allocated to DBS rights.

         On July 17, 2000, we sold 11 broadcast towers and related assets for approximately 1.4 million shares of restricted common stock of the buyer. The value of the buyer's common stock on the sale closing date was approximately $37.5 million, and the book value of the assets we sold was $2.3 million. Coincident with the sale of the towers, we leased back from the buyer eight of the towers sold. The aggregate minimum lease payments in each of the next five fiscal years and in total over the remaining initial lease term are: $683,000 in 2001; $711,000 in 2002; $739,000 in 2003; $769,000 in 2004; $799,000 in 2005;
and $4.1 million in total thereafter. We recognized a gain of $1.0 million on the three towers sold outright. Our receipt of the buyer's common stock and resultant ownership interest in the buyer represents a continuing involvement by us in the tower assets sold and leased back. As a result, the gain that would otherwise be recognized on the sale of these at the date of sale is deferred as a finance obligation amounting to $36.1 million. While we continue to own the buyer's common stock, we expect that the lease payments we make on the assets leased back will be allocated to interest expense due to the amount of the finance obligation relative to the amount of the payments. We also will continue to depreciate the tower assets sold as if we still owned them while the financing method applies.

         On September 15, 2000, Pegasus Media & Communications sold to an unrelated third party its interests in the assets of its entire cable operations in Puerto Rico. The cash proceeds we received at closing, after adjustment for transaction costs paid at that time and $3.0 million placed in escrow, were $164.5 million and the after tax gain on the sale was $59.4 million. Escrow remaining after satisfaction of valid claims of indemnification, if any, made by the buyer pursuant to the asset purchase agreement will be released to the Company.

         On September 15, 2000, our board of directors approved a reorganization of the current corporate structure. Under the new structure, a new publicly-held parent holding company ("New PCC") will be formed and will assume the identity and capital stock structure of the existing Pegasus Communications Corporation ("Old PCC"). New PCC will issue common and preferred securities identical in terms, conditions and amounts as that present with Old PCC. The ownership interests and rights of common and preferred shareholders of New PCC will be exactly the same in New PCC as in Old PCC. Debt securities held by Old PCC will remain with Old PCC. New PCC will not issue or hold any debt securities as a consequence of the reorganization. In the reorganization, Old PCC will become a direct wholly-owned subsidiary of New PCC and will be renamed Pegasus Satellite Communications, Inc. In the reorganization, Old PCC will distribute to New PCC its investments in its following presently direct wholly-owned subsidiaries:
Pegasus Development Corporation, Pegasus Communications Management Company, Pegasus Communications Corporation PAC, Pegasus Real Estate Company and Pegasus Travel, Inc. These companies will become direct wholly-owned subsidiaries of New PCC. It is anticipated that the reorganization will be accounted for as a recapitalization in which the historical basis of assets and liabilities are not changed. All entities will retain their book values existing at the date of the reorganization. The reorganization is expected to become effective by the end of 2000.

         As stated above, all of the existing Old PCC preferred stock, including the 12.75% Series A Cumulative Exchangeable Preferred Stock, will become identical New PCC preferred stock as a result of the reorganization. In connection with the reorganization, Satellite will initiate an offer to exchange the Series A preferred stock of New PCC for a new series of preferred stock of Satellite having identical terms as the Series A preferred stock.

Pre-marketing and Location Cash Flows

         In this section we use the terms pre-marketing cash flow and location cash flow. Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow of the DBS business is its pre-marketing cash flow less DBS marketing and selling expenses. The DBS marketing and selling expenses are also known as subscriber acquisition costs. Subscriber acquisition costs are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new DBS subscribers. Location cash flow for the broadcast television ("Broadcast") business is calculated by taking the Broadcast revenues and deducting from them their related programming, technical, general and administrative and marketing and selling expenses.

         Pre-marketing cash and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing and location cash flows also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing and location cash flows are important for the following reasons:

         o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

General

         We are a rapidly growing company that is highly leveraged. We have a history of reported losses from our operations principally due to our significant amounts of interest expense and amortization and depreciation and we are likely to continue to report losses for the foreseeable future due to these two items.

         At the present, our principal operations are based on the distribution of DBS services from DIRECTV. We are currently involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. Refer herein to Note 15 of the Notes to Consolidated Financial Statements and Item 1 - Legal Proceedings under
Part II for a more descriptive account of the litigation.

Results of Operations

         In this section, amounts specified for three and nine months ended periods are for the periods ended September 30, 2000, and the changes to these amounts are with respect to the corresponding periods ended September 30, 1999, unless indicated otherwise.

Comparison of Three and Nine Months Ended September 30, 2000 and 1999

DBS Business

         Revenues increased $83.9 million to $159.6 million for the three months ended and increased $191.7 million to $389.9 million for the nine months ended. These increases were primarily due to the incremental impacts of acquisitions we made over the last 12 months. During the 12 months ended September 30, 2000, through acquisitions we obtained 433,500 subscribers and the exclusive DIRECTV distribution rights to approximately 2.6 million households in rural areas of the United States. The Golden Sky acquisition added 345,100 subscribers and 1.9 million households. Additionally, we added 247,100 subscribers during the last 12 months through internal growth. At September 30, 2000, we had exclusive DIRECTV distribution rights to 7.4 million households and 1.3 million subscribers compared to 4.8 million households and 630,900 subscribers at September 30, 1999. Our subscriber penetration within territories in which we have exclusive DIRECTV distribution rights increased to 17.8% at September 30, 2000 from 13.0% at September 30, 1999. During the three months ended September 30, 2000, we added 77,300 subscribers through internal growth and 32,300 subscribers from acquisitions. Average monthly revenue per subscriber was $43.41 for the three months ended compared to $44.80 for the corresponding 1999 period, and $43.33 for the nine months ended 2000 and 1999. The variance in the average monthly revenue per subscriber for the three months ended was due to a combination of lower contributions from pay per view and lower average revenues of subscribers obtained in acquisitions relative to our other subscribers.

         Programming, technical and general and administrative expenses increased $57.4 million to $110.9 million for the three months ended and increased $135.0 million to $272.9 million for the nine months ended. These increases were due to the growth in the number of subscribers. The rate of increase of these expenses in each period was consistent with the increased average number of customers within each period.

         Subscriber acquisition costs increased $16.2 million to $55.1 million for the three months ended and increased $22.9 million to $111.6 million for the nine months ended. These increases were principally due to increased commissions and subsidies to our dealer network resulting from the subscriber growth we experienced and due to revisions to our commission and subsidy plans. During 2000, we revised our commission and subsidy plans to be more competitive. In the current three months ended period, we also expanded our commission plans to include large, national dealers affiliated with DIRECTV to whom commissions previously were paid directly by DIRECTV. Advertising and promotional programming expenses also impact our subscriber acquisition costs. Advertising and promotional programming expenses are discretionary expenditures and vary depending in large part based on sales initiatives that we want to promote and/or expand. Advertising and promotional programming expenses increased in the current three months ended largely due to our efforts to attract additional subscribers in the territory obtained in the Golden Sky acquisition. Subscriber acquisition costs per gross subscriber based on subscribers added through internal growth was $440 for 125,200 subscribers added and $379 for 294,400 subscribers added for the three and nine months ended, respectively, compared to $319 for 121,600 subscribers added and $356 for 249,200 subscribers added for the same 1999 periods, respectively.

         Depreciation and amortization increased $48.3 million to $68.7 million for the three months ended and increased $79.4 million to $141.7 million for the nine months ended. These increases were primarily due to increased amortization of DBS rights as a result of additional DBS rights incurred in acquisitions over the 12 months ended September 30, 2000 amounting to $1.49 billion. Of these total additional DBS rights incurred, $60.6 million and $1.47 billion were incurred in the three and nine months ended, respectively, with $1.28 billion resulting from the Golden Sky acquisition. Also adding to these increased expenses is depreciation of DBS equipment that is rented to subscribers. Renting units to subscribers commenced in the second quarter of 2000 with respect to our conversions of subscribers of a former DBS provider into our subscribers. These converted subscribers had rented their equipment from the former DBS provider and we have added this service as a convenience to these subscribers. Rented equipment capitalized was $5.4 million for the three months ended and $10.3 million for the nine months ended. Rental units are depreciated over a three-year period. We expect that rental units and related depreciation will increase as more of our subscribers choose a rental alternative.

         Pre-marketing cash flow was $48.7 million and $116.9 million for the three and nine months ended, respectively, compared to $22.2 million and $60.3 million for the corresponding 1999 periods, respectively. Location cash flow was $(6.4) million and $5.3 million for the three and nine months ended, respectively, compared to $(16.6) million and $(28.4) million for the corresponding 1999 periods, respectively.

Broadcast Business

         Revenues decreased $223,000 to $8.7 million for the three months ended and decreased $384,000 to $26.1 million for the nine months ended. Reduced ratings this year for our affiliated Fox network stations combined with lowered television advertising in general in 2000 contributed to these decreases. Also, contributing to the decrease is that the nine months ended in 1999 include revenues related to the National Football League's Super Bowl held in January 1999 that was carried by the Fox network. Despite strong revenues of our other affiliated stations, we expect overall that revenues for the fourth quarter and year 2000 will be lower relative to the prior year.

         Programming, technical, and general and administrative expenses increased $441,000 to $6.2 million for the three months ended and increased $2.3 million to $18.3 million for the nine months ended. These increases principally reflect increased amortization of additional programming costs incurred and fees charged by the Fox network that commenced in July 1999. The additional programming costs were incurred in the purchase of new and additional programming, some of which were for premier shows that have a higher programming premium associated with them.

         Marketing and selling expenses increased $243,000 to $1.6 million for the three months ended and increased $1.1 million to $5.5 million for the nine months ended. These increases were primarily due to increased promotional costs associated with the launch of new stations and news programs.

         Location cash flow was $899,000 and $2.4 million for the three and nine months ended, respectively, compared to $1.8 million and $6.1 million for the corresponding 1999 periods, respectively.

Other Statements of Operations and Comprehensive Loss Items

         Corporate expenses increased $1.1 million to $2.6 million for the three months ended and increased $1.9 million to $6.0 million for the nine months ended. These increases reflect growth in the corporate infrastructure in support of the overall growth in business experienced by us.

         Development costs of $1.1 million and $2.3 million for the three and nine months ended, respectively, represent the combined expenses of corporate initiatives that are in their infancy of development and not yet of a material, continuing nature. Most of these initiatives are presently being sponsored by Pegasus Development Corporation. Actual and potential impacts of these initiatives on liquidity and capital resources are addressed in the section so entitled.

         Other expenses, net from continuing operations increased $459,000 to $1.1 million for the three months ended and increased $2.0 million to $3.4 million for the nine months ended. These increases principally reflect expenses associated with our ongoing litigation with DIRECTV. Expenses incurred in the DIRECTV litigation were $600,000 and $1.5 million for the three and nine months ended, respectively.

         Interest expense increased $17.9 million to $34.2 million for the three months ended and increased $38.7 million to $86.2 million for the nine months ended. These increases were due to additional borrowings outstanding and higher rates of interest incurred during the periods. Fixed rate borrowings increased by $328.9 million from September 30, 1999 to $780.4 million at September 30, 2000. This increase was principally due to debt of Golden Sky totaling $318.6 million at a combined weighted average interest rate of 12.44% that we assumed in the acquisition of Golden Sky. Variable rate borrowings under credit facilities we maintain increased from September 30, 1999 by $179.4 million to $327.0 million at September 30, 2000. This increase was primarily due to net additional amounts borrowed under the credit facility of Pegasus Media & Communications of $127.4 million and debt outstanding under credit facilities maintained by Golden Sky of $52.0 million that we assumed in the acquisition. The weighted average amount of principal and interest rates associated with outstanding variable rate debt were: principal of $327.0 million at 10.25% and $301.3 million at 9.97% for the three and nine months ended September 30, 2000, respectively, and $122.8 million at 7.96% and $91.3 million at 8.12% for the corresponding 1999 periods, respectively.

         Interest income increased $3.4 million to $3.7 million for the three months ended and $10.1 million to $11.1 million for the nine months ended. These increases were due to significantly higher average cash balances available for short-term investing. These higher balances principally reflect unused portions of the proceeds received from the Series C preferred stock we issued in January 2000.

         Other non-operating income, net for the three months ended of $896,000 primarily represents the gain on the portion of the tower assets sold outright of $1.0 million.

         We are in a net operating loss carryforward position for income tax purposes. The tax benefit recognized represents the reversal of deferred tax liabilities recognized in acquisitions.

         Within discontinued operations, a gain of $59.4 million, net of taxes of $28.0 million, was recognized in the three and nine months ended periods on the sale of our Puerto Rico cable operations. The taxes recognized on the gain relate to Puerto Rico capital gain and withholding taxes and are currently payable.

         An extraordinary loss from the extinguishment of debt in the amount of $9.3 million was recognized for the nine months ended. This reflects the write-off of unamortized balances of deferred financing costs connected with our debt that was refinanced when Pegasus Media & Communications' credit facility was amended in January 2000. No income taxes were allocated to the loss because of our net operating loss carryforward position.

         Preferred stock dividends increased $5.8 million to $10.1 million for the three months ended and increased $12.6 million to $25.0 million for the nine months ended. These increases resulted from a greater number of shares of our preferred stock outstanding during the respective current year periods. The greater number of shares of preferred stock outstanding primarily reflect the issuance in the first quarter of 2000 of 5,707 shares of Series B with a dividend rate of 1%, 3.0 million shares of Series C with a dividend rate of 6 1/2%, 22,500 shares of Series D with a dividend rate of 4% and 10,000 shares of Series E with a dividend rate of 4%.

         Other comprehensive loss represents the unrealized loss on the common stock we obtained in the sale and leaseback of our tower assets.

Liquidity and Capital Resources

         Our primary sources of liquidity have been the net cash provided by our operations, amounts available under our credit facilities and proceeds from security offerings. Our principal uses of cash have been for the funding of acquisitions, meeting debt service requirements and the funding of DBS subscriber acquisition costs, programming costs and dealer commissions, investments in broadcast facilities and our operations in general.

         We are a rapidly growing and expanding company. As a result, access to and availability within the capital markets, especially the equity segment of the market, has been and will continue to be critical to our growth strategy and success. Our capital stock has been a major source of capital for us. During 2000, in connection with acquisitions and obtaining an investment interest in others we issued 13.6 million shares of Class A common stock, 5,707 shares of Series B preferred stock, 22,500 shares of Series D preferred stock and 10,000 shares of Series E preferred stock. In January 2000, we completed an offering of
3.0 million shares of 6 1/2% Series C preferred stock that resulted in net proceeds to us of $290.4 million. During 2000 through September 30, we issued 59,422 shares of our Class A common stock as compensation to employees and others and 195,927 shares in payment of dividends on our preferred stock. Additionally, in 2000 we issued 17,771 shares of our Series A preferred stock in payment of dividends payable on this preferred stock. On October 31, 2000, we issued 130,221 shares of Class A common stock in payment of the dividend on the Series C preferred stock that was payable on October 31, 2000.

         Each share of Series B, Series D and Series E preferred stock noted above is convertible at any time at the option of the holder into 32.47 shares,
19.54 shares and 16.04 shares, respectively, of our Class A common stock, subject to adjustment under certain circumstances. Each share of Series B, Series D and Series E preferred stock is redeemable at the option of the holder at a price of $1,000. Each series may be redeemed at the option of holders as follows: Series B in whole any time after January 4, 2002; Series D 10,000 shares on any day after March 1, 2000, an additional 6,125 shares beginning on February 1, 2002, and the remaining shares on February 1, 2003; Series E 5,000 shares on any day after February 25, 2002, and the remaining shares beginning February 25, 2003. Each share of Series C preferred stock is convertible at any time at the option of the holder into 1.5686 shares of our Class A common stock, subject to adjustment under certain circumstances.

         In January 2000, Pegasus Media & Communications amended and restated its credit facility, consisting of a $225.0 million senior revolving credit facility that expires in 2004, a $275.0 million senior term credit facility that expires in 2005 and an uncommitted facility for an additional $200.0 million through June 30, 2001. The new credit facility is collateralized by substantially all of the assets of PM&C and its subsidiaries and is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the new credit facility are available for acquisitions, to retire certain indebtedness, to fund interest payments, for working capital, capital expenditures and general corporate purposes. With the closing of the new credit facility, PM&C borrowed $275.0 million under the term loan facility and used a portion of the proceeds to pay off balances aggregating $221.5 million outstanding under other credit facilities. These other credit facilities along with their related commitments and a letter of credit facility were then terminated. At September 30, 2000, $275.0 million was outstanding under the new credit facility, with $38.2 million of stand-by letters of credit issued thereunder.

         Our Golden Sky Systems, Inc. subsidiary maintains a $115.0 million senior revolving credit facility and a $35.0 million senior term credit facility that are collateralized by substantially all of its assets and those of its subsidiaries. The facility expires in 2005. These facilities had been entered into prior to our acquisition of the Golden Sky companies. This credit facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. Borrowings under the credit facility are available for acquisitions, to retire certain indebtedness, for working capital, capital expenditures and general corporate purposes. In January 2000, Golden Sky Systems amended the credit facility. This amendment waived Golden Sky Systems' third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. The amendment limited further availability under the revolving credit portion through December 31, 2000 to an additional $20.0 million above amounts already outstanding at the time of the amendment. As of September 30, 2000, Golden Sky Systems was in compliance with the credit facility. At September 30, 2000, amounts outstanding under the revolving and term facilities were $17.0 million and $35.0 million, respectively, with $35.9 million of stand-by letters of credit issued thereunder. At September 30, 2000, $20.0 million was available under the credit facility.

         Golden Sky Systems has outstanding $195.0 million of 12.375% Senior Subordinated Notes due 2006 that were issued prior to our acquisition of the Golden Sky companies. Golden Sky DBS, Inc., another one of our subsidiaries acquired with the Golden Sky companies, has outstanding 13.5% Senior Discount Notes due 2007 that had been issued prior to the acquisition. These notes have an aggregate stated maturity of $193.1 million.

         Net cash used for operating activities was $65.3 million for the nine months ended September 30, 2000 compared to $67.3 million for the corresponding period of the prior year. Cash from revenues less cash for operating needs was greater in the current year than in the prior year, but interest payments were greater in the current year than in the prior year. The net cash usage for operating activities was funded by a combination of proceeds from the Series C preferred stock issuance and Pegasus Media & Communications' credit facility.

         Pre-marketing cash flow increased $25.6 million to $49.6 million and increased $52.8 million to $119.3 million for the three and nine months ended September 30, 2000, respectively. Our DBS business contributed increases of $26.5 million and $56.6 million, respectively, whereas our Broadcast business generated decreases of $907,000 and $3.8 million, respectively.

         Net cash used for investing activities for the nine months ended September 30, 2000 amounted to $15.0 million. Acquisitions of $116.4 million were all for DBS businesses. Capital expenditures increased $25.4 million to $36.1 million compared to the corresponding period of the prior year, principally due to purchases of and improvements to office facilities of $22.3 million and purchases of DBS rental equipment of $6.4 million. We expect that the purchases of DBS rental equipment will grow as more of our subscribers choose a rental alternative. Investments in affiliates of $14.6 million represent the cash portion of our investment in Personalized Media Communications. Net cash used for investing activities was principally funded with proceeds available from the Series C preferred stock issuance and Pegasus Media & Communications' credit facility. Cash from the sale of the Puerto Rico cable operations of $166.9 million was received in mid September. Of the amount received, $163.9 million was placed in short-term interest-bearing accounts for immediate availability when needed and $3.0 million was placed in escrow to cover claims that may arise out of the cable sale. The use of the proceeds from the cable sale are limited by Pegasus Media & Communications' credit facility to permitted acquisitions, paying down amounts outstanding under the credit facility and payment of costs associated with the cable sale.

         Net cash provided by financing activities was $346.7 million for the nine months ended September 30, 2000. The principal sources of cash were the net proceeds of the Series C preferred stock issuance of $290.4 million, net of related costs of $9.6 million, and net borrowings under Pegasus Media & Communications' credit facility of $62.8 million.

         On September 25, 2000, we were the successful bidder on 31 guard band licenses in an auction conducted by the Federal Communications Commission. The total price of the licenses is $91.5 million. We already paid a required down payment of $5.4 million for these licenses. When we receive final FCC approval for the licenses, the remaining $86.1 million will be payable in one amount. We expect that the payment will be made from existing cash sources. We anticipate that the FCC will grant its approval for the licenses anytime from late November 2000 to January 2001.

         We are in the process of developing a broadband business that will be a new service provided by us. We have already entered into an agreement with a party that will enable us to offer this broadband high-speed internet access by satellite to rural and underserved areas. We expect that this service will offer two-way (send and receive capability) satellite access. Our plans are to launch this new service in the first quarter of 2001. The capital requirements and sources of the capital to finance this business are still being developed. We cannot make any assurances as to the prospects of this new business.

         At September 30, 2000, we had an unrestricted cash balance of $306.9 million. We had availability under the Pegasus Media & Communications credit facility of $186.6 million plus access to an additional $200.0 million in uncommitted funds. Additionally, Golden Sky had availability of $20.0 million under its credit facility at September 30, 2000. We believe that we have adequate resources to meet our working capital, maintenance capital expenditure and debt service and preferred stock requirements for at least the next twelve months. However, because we are highly leveraged, our ability to repay our existing debt and preferred stock will depend upon the success of our business strategy, prevailing economic conditions, regulatory matters, levels of interest rates and financial, business and other factors that are beyond our control. We cannot assure you that we will be able to generate the substantial increases in cash flow from operations that we will need to meet our debt and preferred stock requirements. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things, restrict our ability to:

         o    pay dividends and make certain other payments and investments;

         o    borrow additional funds;

         o    create liens; and

         o    sell our assets.

Failure to make debt payments or comply with our covenants could result in an event of default which if not cured or waived could have a material adverse effect on us.

         We closely monitor conditions in the capital markets to identify opportunities for the effective use of financial leverage. In financing our future expansion and acquisition requirements, we expect to increase our leverage. This could result in increased debt service or preferred stock requirements. We cannot assure you that such financing can be completed on terms satisfactory to us or at all.

         As previously discussed, we expect that we will effect our corporate reorganization into a new publicly-held parent holding company by the end of 2000. Under the current organization structure, the existing publicly-held parent is subject to operating restrictions and other covenants arising from our existing publicly-held debt securities and Series A preferred stock. After giving effect to the reorganization and a concurrent exchange offer for the Series A preferred stock of New PCC for identical preferred stock of Old PCC (assuming that a sufficient number of shares of Series A preferred Stock of New PCC are exchanged), Old PCC will hold the publicly-held debt and the Series A preferred stock containing the restrictive covenants. As a result, the new publicly-held parent will not be subject to the provisions of these securities. We believe this reorganization will provide New PCC with more flexibility regarding future investments, operations and financing alternatives, including the ability to incur debt and distribute assets.

         In compliance with the certificates of designation governing our Series A and Series C preferred stock and the indentures governing our senior notes, we provide below adjusted operating cash flow data for our restricted subsidiaries on a consolidated basis. Under the governing documents, adjusted operating cash flow is defined as "for the four most recent fiscal quarters for which internal financial statements are available, operating cash flow of such person and its restricted subsidiaries less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four." Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that adjusted operating cash flow is accepted as a recognized measure of performance within the industries that we operate. This data is also used by analysts who report publicly on the performance of companies in the industries in which we operate. Including in the calculation the effects of DBS acquisitions completed in the third quarter of 2000, as if these acquisitions had occurred on October 1, 1999, pro forma adjusted operating cash flow would have been as follows:

                                                                                Four Quarters Ended
                              (in thousands)                                    September 30, 2000
                                                                                --------------------
Revenues........................................................................     $462,326
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges..............................................................      326,419
                                                                                     --------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges............      135,907
Corporate expenses..............................................................        7,736
                                                                                     --------
Adjusted operating cash flow....................................................     $128,171
                                                                                     ========

Seasonality

         Our revenues vary throughout the year. As is typical in the broadcast television industry, our first quarter generally produces the lowest revenues for the year and the fourth quarter generally produces the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotional expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, becomes effective for us starting January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. At September 30, 2000, our use of derivative instruments is confined to two interest rate swap and two interest rate cap instruments. These instruments were entered into in connection with Pegasus Media & Communications' credit facility. We do not use these instruments for trading or speculative purposes. The notional amounts associated with these instruments range from $33.9 million to $37.1 million. At the present time, we believe that we do not possess any derivative instruments that may be embedded in other contracts or agreements. We continue to analyze SFAS 133 for any material impacts of its adoption that we are not presently aware of. Because of the limited number and use of derivative instruments that we have and the relatively minor notional amounts associated with these instruments, we believe at the present time that the accounting for our derivative instruments under SFAS 133 will not have a material impact on us.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. We will adopt SAB 101 in the fourth quarter of 2000. The Company believes that our adoption will not have a material impact.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is effective for transfers occurring after March 31, 2001 and for fiscal years ending after December 15, 2000 with respect to recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. We are still analyzing the requirements of this statement and we do not fully know whether or not the impact of this statement will be material. At the present time, we are not involved with any securitization transactions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk exposure is changing interest rates that relate to our credit facilities, debt obligations and preferred stock. Our objective in managing this exposure is to limit the impact of interest rate changes on earnings and cash flow and to lower overall borrowing costs. As a highly-leveraged company, we may not have as much of an ability to minimize interest rates incurred on our debt facilities and preferred stock securities as less leveraged entities. The market risks we are exposed to and the way we manage these risks did not change during the three and nine months ended September 30, 2000.

         Our primary exposure is to variable rates of interest associated with borrowings under our credit facilities. At September 30, 2000, the total amount of borrowings subject to variable interest rates is $327.0 million. In connection with Pegasus Media & Communications' credit facility, we entered into interest rate protection instruments. These are confined to two interest rate swaps and two interest rate caps with aggregate notional amounts of $140.0 million. With the interest rate swaps, we exchange variable interest for fixed interest on a total notional amount of $72.1 million. We do not use these instruments for trading or speculative purposes and the notional amounts are not subject to exchange or payment. With respect to the interest rate swaps, for the three months ended September 30, 2000, we received from the counterparties total interest of $411,000 and for the nine months ended September 30, 2000 we paid to the counterparties total interest of $185,000. No amounts have been paid or received with respect to the interest rate caps in the three and nine months ended September 30, 2000.

         In the first quarter of 2000, we entered into new interest rate protection instruments and terminated all other interest rate protection instruments then outstanding. We received $927,000 in settlement of the instruments terminated, and paid $262,000 in premiums to initiate new interest rate cap instruments.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          DIRECTV/NRTC Litigation:

         We hereby incorporate by reference the disclosure relating to "DIRECTV/NRTC Litigation" set forth under "Item 3: Legal Proceedings" on pages 25 and 26 of our Annual Report on Form 10-K filed with the SEC on March 10, 2000 for the fiscal year ended December 31, 1999. The last paragraph of this disclosure is deleted and replaced in its entirety by the paragraphs set forth below. To the extent the disclosure set forth below supersedes or updates other disclosure under "Item 3: Legal Proceedings," such disclosure is hereby deemed to be modified, superseded and/or updated.

         On February 10, 2000, Golden Sky and we filed an amended complaint which added new tort claims against DIRECTV for interference with our relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. Golden Sky and we later withdrew the class action allegations we previously filed to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The class action was filed on February 27, 2000. All four actions are pending before the same judge. On November 20, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on or about December 11, 2000. The court has set a trial date of November 27, 2001 for all four actions.

         The outcome of this litigation and the litigation filed by the National Rural Telecommunications Cooperative could have a material adverse effect on our direct broadcast satellite business.

         Other Matters:

          In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 25, 2000, Pegasus issued warrants to purchase 10,000 shares of its Class A common stock as partial consideration for the acquisition of DIRECTV rights and related assets from an independent provider of DIRECTV in certain rural areas of North Dakota. The warrants are exercisable on or before September 25, 2005 at a price of $46.90 per share, subject to certain adjustments. In issuing the warrants, Pegasus relied upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

         On September 26, 2000, Pegasus issued 50,000 shares of its Class A common stock upon the exercise of a warrant previously issued in connection with an acquisition. Upon exercise of the warrant, Pegasus received approximately $604,428 in cash, which was the amount of the exercise price (as adjusted for Pegasus' May 2000 stock dividend) specified in the original warrant. In issuing these shares, Pegasus relied upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 27.1         Financial Data Schedule.

(b)  Reports on Form 8-K

         On September 29, 2000, we filed a Current Report on Form 8-K dated September 15, 2000 reporting under Item 5 the sale of our Puerto Rico cable operations.

                                    SIGNATURE




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Communications Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Pegasus Communications Corporation



November 14, 2000                 By: /s/ M. Kasin Smith
-----------------                 -----------------------
Date                              M. Kasin Smith
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)