Form 10-K405
period 2000-12-31
PEGASUS SATELLITE COMMUNICATIONS INC
filed 2001-04-02
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                   For the fiscal year ended December 31, 2000

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                For the transition period from_______ to _______

                         Commission File Number 0-21389

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
               (formerly named Pegasus Communications Corporation)

                                 ---------------

             (Exact name of registrant as specified in its charter)

           Delaware                                            51-0374669
           --------                                            ----------
 (State of other jurisdiction of                            (I.R.S.  Employer
 incorporation of organization)                           Identification Number)

 c/o Pegasus Communications Management Company
225 City Line Avenue, Suite 200, Bala Cynwyd, PA                19004
- ------------------------------------------------                -----
     (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (888) 438-7488

                                 --------------

           Securities registered pursuant to section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                                      None

                               -------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / X/

         On February 22, 2001, the Registrant reorganized its corporate structure. In the reorganization all common and preferred stock of the Registrant was exchanged for common and preferred stock of a newly formed holding company. The new holding company assumed the name of Pegasus Communications Corporation along with the publicly-traded common stock.

         Number of shares of each class of Pegasus Communications Corporation's common stock outstanding as of March 28, 2001:

         Class A, Common Stock, $0.01 par value                 46,260,736
         Class B, Common Stock, $0.01 par value                  9,163,800

         As of March 28, 2001, the Registrant's outstanding common stock consisted of 200 shares of Class B common stock, $0.01 par value. The Registrant is a wholly owned subsidiary of Pegasus Communications Corporation. None of the Registrant's voting or non-voting common stock is held by non-affiliates of the Registrant.

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                          PART I
ITEM 1:   BUSINESS...............................................................................................2
ITEM 2:   PROPERTIES............................................................................................22
ITEM 3:   LEGAL PROCEEDINGS.....................................................................................22
ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................24

                                                           PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................25
ITEM 6:   SELECTED FINANCIAL DATA...............................................................................26
ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................28
ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK............................................38
ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................40
ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................40

                                                           PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................41
ITEM 11: EXECUTIVE COMPENSATION.................................................................................44
ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................47
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................47

                                                           PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................52

                                     PART I

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include those found in the "Risk Factors" section and other risks in this Report and, among others, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         On February 22, 2001, Pegasus reorganized its corporate structure. Prior to February 22, 2001, Pegasus' business was operated by an entity named Pegasus Communications Corporation (which was renamed Pegasus Satellite Communications, Inc. as a result of the reorganization). In the reorganization, all common and preferred stock of Pegasus Satellite Communications, Inc. was exchanged for identical common and preferred stock of the new holding company. The new holding company assumed the name Pegasus Communications Corporation and we became a direct subsidiary of Pegasus Communications Corporation. Immediately thereafter, the newly issued Series A preferred stock of our new holding company was exchanged for identical preferred stock of Pegasus Satellite Communications, Inc.

         "Pegasus" refers to Pegasus Communications Corporation and all of its subsidiaries. References to "Pegasus Satellite" or "we" or "us" or "our company" refer to Pegasus Satellite Communications, Inc. and references to "our holding company" or "Pegasus Communications" refer to Pegasus Communications Corporation. For more information relating to the reorganization, see Item 1:
Business - Recent Completed and Pending Transactions - New Holding Company Transactions - Holding Company Reorganization.

ITEM 1: BUSINESS

General

         Pegasus is:

         o the only publicly-traded cable, satellite TV or Internet services company primarily focused on providing services to rural and underserved areas of the United States;

         o one of the fastest growing media companies in the United States; we have increased our direct broadcast satellite revenues at a compound growth rate of 287% per annum since our inception of this business in 1994;

         o the tenth largest multichannel video provider in the United States and the third largest direct broadcast satellite provider;

         o the largest independent distributor of DIRECTV(R), with over 1.4 million subscribers at December 31, 2000, with the exclusive right to distribute DIRECTV digital broadcast satellite services to over 7.5 million rural households in 41 states and a retail network of over 3,500 independent retailers;

         o through agreements with Liberate Technologies, Genuity, Hughes Network Systems and other companies, expanding the array of advanced digital satellite products and services it offers, including high-speed Internet connectivity through Pegasus Express(sm) Powered by DirecPC(R) (a two-way broadband always-on satellite connection); and

         o the owner or programmer of ten TV stations affiliated with either Fox, UPN or the WB.

Satellite Services in Rural Areas

         Rural areas include approximately 85% of the total landmass of the continental United States and have an average home density of approximately 11 homes per square mile. Because the cost of reaching a household by a cable or other wireline distribution system is generally inversely proportional to home density and the cost of providing satellite service is not, satellite services have strong cost advantages over cable and other wireline distribution systems in rural areas.

         There are approximately 90 million people, 35 million households and three million businesses located in rural areas of the United States. Rural areas therefore represent a large and attractive market for direct broadcast satellite and other digital satellite services. Approximately 56% of all U.S. direct broadcast satellite subscribers reside in rural areas. It is likely that future digital satellite services, such as soon to be launched digital audio services and satellite broadband multimedia services, will also achieve disproportionate success in rural areas as compared to metropolitan areas.

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

         o They may seek to establish direct sales channels in rural areas.

         o They may seek to distribute through national networks of independent retailers serving rural areas, such as have been established by EchoStar and by Pegasus.

Pegasus Rural Focus and Strategy

         We believe that direct broadcast satellite and other digital satellite services will achieve disproportionately greater consumer acceptance in rural and underserved areas than in metropolitan areas. Direct broadcast satellite services have already achieved a penetration of more than 24% in rural areas of the United States, as compared to approximately 9% in metropolitan areas.

         Our long-term goal is to become an integrated provider of direct broadcast satellite and other digital satellite services for rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:

         o Continue to Grow Our Rural Subscriber Base by Aggressively Marketing DIRECTV. Pegasus currently serves in excess of 1.4 million DIRECTV subscribers, which represents a penetration of approximately 19%. Our rate of growth has accelerated as we have increased our scale and expanded the Pegasus network of independent retailers.

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

         o Continue to Develop the Pegasus Retail Network. We have established the Pegasus network of independent retailers in order to distribute DIRECTV in our DIRECTV exclusive territories. Our consolidation of DIRECTV's rural affiliates has enabled us to expand the Pegasus retail network to over 3,500 independent retailers in 41 states. We believe that the Pegasus retail network is one of the few sales and distribution channels for digital satellite services with broad and effective reach in rural areas of the U.S. We intend to further expand the Pegasus retail network in order to increase the penetration of DIRECTV in rural areas and to enable us to distribute additional digital satellite services and products that will complement our distribution of DIRECTV, such as our high speed two-way satellite Internet access product Pegasus Express.

         o Generate Future Growth By Bundling Additional Digital Satellite Services with Our Distribution of DIRECTV Services. We believe that new digital satellite services, such as digital audio services, broadband multimedia services and mobile satellite services, will be introduced to consumers and businesses in the next five years. These services, like direct broadcast satellite, should achieve disproportionate success in rural areas. However, because there are limited sales and distribution channels in rural areas, new digital satellite service providers will confront the same difficulties that direct broadcast satellite service providers have encountered in establishing broad distribution in rural areas, as compared to metropolitan areas. We believe that the Pegasus retail network will enable us to establish relationships with digital satellite service providers that will position us to capitalize on these new opportunities.

Direct Broadcast Satellite Television

         There are currently two nationally branded direct broadcast satellite programming services: DIRECTV and EchoStar. At December 31, 2000, there were
14.8 million direct broadcast satellite subscribers in the United States:

         o 9.5 million DIRECTV subscribers, including approximately 7.8 million subscribers served by DIRECTV itself, 1.4 million subscribers served by Pegasus and 325,000 subscribers served by the less than 100 other DIRECTV rural affiliates; and

         o 5.3 million EchoStar subscribers.

          Both direct broadcast satellite programming services are digital satellite services and therefore require that a subscriber install a satellite receiving antenna or dish and a digital receiver. DIRECTV and EchoStar require a satellite dish of approximately 18 inches in diameter that may be installed by the consumer without professional assistance. The market shares of DIRECTV and EchoStar among all direct broadcast satellite subscribers nationally are currently 64% and 36%, respectively. The Yankee Group has estimated that the number of direct broadcast satellite subscribers will grow to 25 million by 2005.

DIRECTV

         DIRECTV is a service of Hughes Electronics Corporation, a subsidiary of General Motors Corporation. DIRECTV offers in excess of 200 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via four high-power Ku band satellites. We believe that DIRECTV's extensive line-up of pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing direct broadcast satellite subscribers and will continue to drive strong subscriber growth for DIRECTV services in the future. DIRECTV had 1.8 million net subscriber additions in 2000.

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

Consolidation of DIRECTV Rural Affiliates

         When DIRECTV was launched in 1994, Pegasus was the largest of the original DIRECTV rural affiliates, with a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. In October 1996, Pegasus first acquired exclusive distribution rights from another DIRECTV rural affiliate, thereby beginning a process of consolidation that has significantly changed the composition of DIRECTV's rural affiliates. Since October 1996, Pegasus has acquired exclusive distribution rights from approximately 165 DIRECTV rural affiliates, including the April 1998 acquisition of Digital Television Services, Inc. and the May 2000 acquisition of Golden Sky Holdings, Inc. Today, Pegasus represents 80% of the DIRECTV exclusive territories held by DIRECTV's rural affiliates, and has over 1.4 million subscribers in exclusive DIRECTV territories representing 7.5 million homes for a penetration rate of approximately 19%. There are less than 100 remaining rural affiliates with 325,000 subscribers in exclusive DIRECTV territories representing approximately 2 million homes. We believe that consolidation among DIRECTV's rural affiliates will continue and that we have a competitive advantage in acquiring additional DIRECTV rural affiliates. We base this belief on our position as the largest DIRECTV rural affiliate, our access to the capital markets and our strong reputation in the direct broadcast satellite industry.

The Pegasus Retail Network

         The Pegasus retail network is a network of over 3,500 independent satellite, consumer electronics and other retailers serving rural areas. We began the development of the Pegasus retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, the Pegasus retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We believe that the national reach of the Pegasus retail network has positioned us to:

         o improve the penetration of DIRECTV in DIRECTV exclusive territories that we now own or that we may acquire from other DIRECTV rural affiliates;

         o assist DIRECTV in improving DIRECTV's direct broadcast satellite market share in rural areas outside of the DIRECTV exclusive territories held by the other DIRECTV rural affiliates; and

         o offer providers of new digital satellite services, such as the digital audio and broadband multimedia satellite services, an effective and convenient means for reaching the approximately 30% of America's population that live and work in rural areas.

Other Digital Broadband Satellite Services

         Our research tends to show that there is a significant and growing market for broadband access to the Internet among both consumers and businesses. In metropolitan areas, we believe that satellite broadband services will compete with cable modem and telephone company DSL broadband services. However, in many rural and underserved areas, cable modem or DSL broadband access services are not currently available and broadband Internet access will likely be available only via satellite and terrestrial wireless broadband access for the foreseeable future. Because of our previous success in introducing DBS services to rural and underserved areas, we believe that we will be well situated to now introduce satellite based broadband Internet access to rural and underserved areas, though we cannot assure you that we will be successful.

         During the first half of 2001, Pegasus Satellite will be doing its initial roll out of Pegasus Express, our new high-speed satellite broadband Internet access service to consumers. The first Pegasus Express service to be launched will be "Pegasus Express powered by DirecPC" pursuant to a July 19, 2000 agreement with Hughes Network Systems, a unit of Hughes Electronics Corporation, which also owns DIRECTV. The new service will require users to install a two-way satellite dish and USB-connected satellite modem and will offer users 400 kilobits-per-second downstream Internet access speeds via satellite, as opposed to a maximum of 56 kilobits-per-second currently available through dial-up modems. Our ability to offer Pegasus Express powered by DirecPC is not limited to the territories in which we offer DIRECTV. As a consequence, we plan to market our new service not only through our 3,500-plus network of independent retailers but also through agreements with distributors and other retailers. Aside from offering "Pegasus Express powered by DirecPC," we also plan to deliver Internet services through technology not based on DirecPC. In addition to Pegasus Express, Pegasus Satellite anticipates launching Pegasus Express Pro, a service similar to Pegasus Express but directed to businesses, in 2001.

New Business Development Initiatives

         Pegasus iTV. Our research tends to show that many consumers may be more comfortable in a "TV-centric" environment, where the TV is the main interactive interface, than in a "PC-centric" environment, where the personal computer is the Internet access device. As a consequence, Pegasus Satellite is developing Pegasus iTV to offer consumers, through an interactive TV set-top box, an easy-to-use, low-cost TV-based alternative to a computer for Internet access as well as interactive TV services, on-line home shopping and other options. If Pegasus Satellite launches a TV-centric product, it will probably be offered in several phases over the next five years or so, beginning with a basic product and evolving into more sophisticated set-top boxes and a consumer premises unit that can be networked with other devices in the home, such as computers and "smart" entertainment devices. Each product phase would be expected to be designed to build on the preceding one and extend the hardware platform for increased functionality, greater speed and expanded applications.

         Guard Band Licenses. In September 2000, as part of an auction process, the FCC announced that Pegasus Guard Band, LLC, one of our subsidiaries, was the high bidder for 31 guard band licenses in consideration of a payment of $91.6 million. On December 21, 2000, the FCC granted Pegasus Guard Band the licenses for these frequencies. In a February 2001 reauction of certain guard band licenses which were not granted in the original September 2000 auction, Pegasus Guard Band, LLC was the high bidder on three additional licenses for aggregate consideration of $3.8 million. The granting of these three additional licenses is subject to final approval by the FCC.

         The guard band licenses are located in the 700 MHz frequency band between the portion of the 700 MHz spectrum reserved for public safety operations and the portion allocated for commercial wireless services. Of the 34 guard band licenses, 32 are designated as "A" licenses, which means that each license is 2 MHz consisting of a pair of 1 MHz guard band frequencies. These licenses include major economic areas such as Boston, Chicago, Detroit, New York City, Philadelphia, Pittsburgh, Portland, San Francisco/Oakland and Seattle. Two of the licenses are "B" licenses of 4 MHz, consisting of a pair of 2 MHz guard band frequencies, in each of the major economic areas in the country. The term of Pegasus Guard Band's licenses runs through January 1, 2015, unless Pegasus Guard Band uses the licenses to provide new broadcast-type operations beginning on or before January 1, 2006, in which case it will be required to renew the license eight years after the beginning of these new broadcast-type operations.

         As manager of the guard band licenses, Pegasus Guard Band must lease at least 50.1% of the licensed spectrum in a geographic area to unaffiliated parties on a for-profit basis. Pegasus Guard Band may not lease more than 49.9% of the licensed spectrum in any geographic area to its own affiliates. Pegasus Guard Band may subdivide its spectrum in any manner it chooses and make it available to system operators or directly to end-users for fixed or mobile communications, consistent with the frequency coordination and interface rules specified for the bands.

         We have not fully developed our plans for use of the guard band licenses in our business at this time. For more information about these licenses, see Guard Band Licenses.

Broadcast Television

         Pegasus Satellite owns or operates ten TV stations affiliated with Fox, UPN, or the WB located in the Jackson, Mississippi; Chattanooga, Tennessee; Gainesville, Florida; Tallahassee, Florida; Wilkes Barre/Scranton, Pennsylvania; and Portland, Maine markets. We have purchased or launched TV stations affiliated with the "emerging networks" of Fox, UPN and the WB, because, while affiliates of these networks generally have lower revenue shares than stations affiliated with ABC, CBS and NBC, we believe that they will experience growing audience ratings and therefore afford us greater opportunities for increasing their revenue share. We have entered into local marketing agreements in markets where we already own a station because they provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the FCC has recently adopted rules which in most instances would prohibit us from expanding in our existing markets through local marketing agreements and may require us to modify or terminate our existing agreements. We have entered into local marketing agreements to program one station as an affiliate of Fox, three stations as affiliates of the WB network and one station as an affiliate of UPN. We plan to own and operate an additional station affiliated with the WB in 2001.

Recent Completed and Pending Transactions

         Pegasus Satellite Transactions

         The following are completed and pending transactions pertaining to the business of Pegasus Satellite.

         Sale of Puerto Rico Cable System. On September 15, 2000, our subsidiaries sold the assets of their entire cable systems in Puerto Rico to Centennial Puerto Rico Cable TV Corp., a subsidiary of Centennial Communications Corp., for the purchase price of $170 million in cash (subject to certain adjustments). At the time of sale, the Puerto Rico cable systems served approximately 57,000 subscribers and passed over approximately 170,000 homes in Aguadilla, Mayaguez, San German and surrounding communities in the western part of Puerto Rico.

         Sale of Broadcast Tower Assets. On July 17, 2000, under the terms of an agreement with SpectraSite Broadcast Group, a division of SpectraSite Holdings, Inc., we sold our interest in 11 broadcast towers to SpectraSite for approximately 1.4 million shares of SpectraSite common stock in a transaction valued at approximately $37.5 million based on the July 17, 2000 closing price per share of SpectraSite common stock of $27.313. The SpectraSite stock we received was valued at $18.2 million at December 31, 2000. Under the terms of the agreement, SpectraSite will lease back to Pegasus Satellite eight of the 11 tower facilities it purchased and will build several new digital television towers for use by Pegasus Broadcast Television, Inc. SpectraSite will also have preferential bidding rights for future tower facilities we may need.

         Completed Exchange Offer. On February 22, 2001, we completed an exchange offer in which we exchanged $162.6 million in liquidation preference of our new 12-3/4% Series A cumulative exchangeable preferred stock for outstanding 12-3/4% Series A cumulative exchangeable preferred stock of our new holding company, Pegasus Communications.

         Merger with Golden Sky Holdings, Inc. On May 5, 2000, we acquired and merged Golden Sky Holdings, Inc. with one of our subsidiaries in a transaction accounted for as a purchase. The stockholders of Golden Sky Holdings exchanged all of their outstanding capital stock for approximately 12.2 million shares of our Class A common stock valued at $578.6 million and approximately 724,000 options to purchase our Class A common stock valued at $33.2 million. The total consideration for the merger was $1.2 billion, as revised (see Revisions to the Accounting of Certain Acquisitions below.) As a result of this merger, Golden Sky Holdings became a wholly-owned subsidiary of ours.

         We did not assume and do not guarantee or otherwise have any liability for Golden Sky Holdings' outstanding indebtedness or any other liability of Golden Sky Holdings that is included in our balance sheet resulting from the merger. Golden Sky Holdings did not assume and does not guarantee or otherwise have any liability for any of our indebtedness or other liability or that of any of our subsidiaries.

         All of the Class A common stock of Pegasus Satellite received by Golden Sky Holdings' stockholders at the time of the merger, has automatically become, as part of a reorganization in which Pegasus Satellite adopted a new holding company structure, the Class A common stock of Pegasus Satellite's new holding company, Pegasus Communications Corporation. For more information regarding the reorganization, see Note 21 of the Notes to Consolidated Financial Statements.

         Revisions to the Accounting of Certain Acquisitions. At year end 2000, we corrected the purchase accounting and allocations of the purchase consideration in the acquisitions of Golden Sky Holdings and the 1998 acquisition of Digital Television Services, Inc. The revised merger consideration for Golden Sky Holdings was $1.2 billion and for Digital Television Services was $336.5 million. These revisions principally affected our allocation of the purchase prices to the amounts of the deferred income taxes existing at the dates of the respective acquisitions and the amounts of DBS rights assets that were recorded at those dates.

         The cumulative effect of these purchase accounting revisions from the dates of the respective acquisitions to December 31, 2000 as recorded on December 31, 2000 was: an increase in deferred income tax assets of $21.6 million, a reduction in the valuation allowance applied to deferred income tax assets of $230.2 million, a reduction in the amount of the purchase price allocated to DBS rights assets acquired of $300.8 million, a reduction in the accumulated amortization of DBS rights assets of $35.8 million, a reduction in deferred income tax liabilities of $115.7 million and a reduction of our 2000 beginning accumulated deficit of $26.8 million for the impact of the revisions to the Digital Television Services acquisition related to periods prior to 2000. We restated affected amounts for 1998 and 1999 in our statement of operations and comprehensive loss for the effect of the adjustment to our beginning accumulated deficit as indicated below. The effect of these revisions in our statement of operations and comprehensive loss were: for 1998, a reduction of DBS rights amortization expense of $3.9 million and an increase in income tax benefits of $26.4 million; for 1999, a reduction of DBS rights amortization expense of $5.9 million and recognition of income tax expense of $9.4 million and for 2000, a reduction of DBS rights amortization expense of $25.9 million and an increase in income tax benefits of $49.7 million. See Notes 2, 12 and 20 of the Notes to Consolidated Financial Statements for further information on the purchase accounting revisions and restatements to the financial statements.

         New Holding Company Transactions

         Holding Company Reorganization. On February 22, 2001, Pegasus Communications adopted a new holding company structure. In the reorganization, all common and preferred stock of Pegasus Satellite (formerly named Pegasus Communications Corporation) was exchanged for identical common and preferred stock of its new holding company, which assumed the name Pegasus Communications Corporation, and thereby Pegasus Satellite became a direct subsidiary of the new holding company. The publicly-held debt securities of Pegasus Satellite remained with it, and, as a result of an exchange offer, the 12-3/4% Series A cumulative exchangeable preferred stock of the new holding company was exchanged for Pegasus Satellite's 12-3/4% Series A cumulative exchangeable preferred stock. In addition to Pegasus Satellite, the new holding company also has another direct subsidiary, Pegasus Development Corporation. Pegasus Development holds assets such as the intellectual property rights Pegasus Satellite licensed from Personalized Media Communications L.L.C. in January 2000 and certain pending applications filed with the FCC for satellite licenses. Neither the new holding company nor Pegasus Development Corporation or any other direct subsidiary of the new holding company that may exist in the future will be liable to pay on Pegasus Satellite's securities or subject to the covenants and restrictions contained in its securities.

         The following are certain pending transactions pertaining to the business of our new holding company. Prior to the reorganization, they were transactions of Pegasus Satellite or its subsidiaries.

         Pending Ka License Application. Pegasus Development Corporation has an application pending before the FCC that requests authority to operate Ka-band geostationary satellites at five different orbital locations. Two of these orbital locations would permit service to the entire continental U.S., and three of them are primarily for service outside of the U.S. Ka-band. Geostationary satellite systems are capable of providing two-way, "always on," high-speed or broadband Internet access directly to residential and small office/home office consumers as well as high quality video and audio services channels. If all or part of this application is approved, either Pegasus Communications or Pegasus Development intends to construct and launch these satellites and associated ground systems, or engage third parties to do so on its behalf, in connection with the delivery of broadband Internet access, video and audio streaming and video broadcast services to consumers and businesses. There can be no assurance that the application will be granted, that financing will be secured, that the FCC will assign orbital slots that meet Pegasus Communication's business requirements, or, due to the long lead-time to procure satellites, that Pegasus Development could procure satellites within the required timeframe (either 2004 or 2005).

         Pending Terrestrial Broadband Licenses. Pegasus Development is one of two applicants currently competing for FCC licenses to a nationwide allocation of 500 MHz of spectrum to operate a terrestrial radio system in the 12 GHz band, though there is a third applicant seeking to provide service only in several Midwest states. There may be additional future applicants for these licenses. The FCC has decided that the spectrum may be used for video programming and data services. Pegasus Development filed the application for the purpose of providing these services, including local television broadcast signals throughout the United States. A full build-out of the radio system as specified in the application will require construction of transmitting sites in over 2,000 markets throughout the country. Because the proposed services would operate in the frequency band authorized for use by direct broadcast satellite licensees, Pegasus Development has proposed to operate on a secondary basis to protect direct broadcast licensees and their customers.

         Pegasus Development's application followed the 1999 applications by affiliates of Northpoint Technology, Ltd. to provide similar terrestrial services in the same band. Northpoint has opposed the application. The Northpoint applications have been opposed by direct broadcast satellite operators, such as DIRECTV, EchoStar Communications Corporation and others. Although Pegasus Development has committed to operate these licenses, if granted, only to the extent that independent tests demonstrate that operations would not cause interference to direct broadcast satellite services, Pegasus Development's application may be similarly opposed once it has been accepted for filing and put on public notice by the FCC. Because the FCC has not yet adopted specific technical or service rules or conducted a licensing proceeding, there can be no assurance that the FCC will permit Pegasus Development to provide terrestrial service in the 12.2-12.7 GHz band. There can be no assurance that the FCC will grant Pegasus Development's application, and even if the FCC grants the application, it may put restrictions on the licenses that could materially impair the use of the licenses in the broadband business. The FCC may use an auction to select licensees.

         Northpoint Technology holds two issued U.S. patents and, based on these patents, has publicly asserted that any FCC licensee operating in the proposed terrestrial service will infringe on its patents. Northpoint Technology has also notified Pegasus Development directly of the existence of the patents. Because the FCC has not yet granted any terrestrial broadband licenses, the conditions under which a licensee would be permitted to operate the terrestrial service are not known. Therefore, Pegasus Development is unable to evaluate whether implementation of its system would implicate Northpoint Technology's patents. Although the parameters of any system which would be licensed by the FCC are not defined, Pegasus has studied the scope of the Northpoint patents and intends, if licensed by the FCC, to operate outside the scope of any valid claim of the Northpoint patents.

         If Pegasus Development's application is granted, Pegasus Development plans to use the licenses to provide subscription broadband data and multi-channel video services. As stated above, a number of factors could prevent or inhibit Pegasus Development from carrying out these plans, including technological issues, its ability to develop and obtain products, market acceptance, competition and its ability to secure financing.

Competition

         Our direct broadcast satellite business faces competition from other current or potential multichannel programming distributors, including other direct broadcast satellite operators, cable operators, wireless cable operators, Internet and local and long-distance telephone companies, which may be able to offer more competitive packages or pricing than we or DIRECTV can provide. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect us.

         Our TV stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with cable operators and other advertising media. Cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations' markets. This competition could adversely affect our stations' revenues and performance in the future.

         In addition, the markets in which we operate are in a constant state of change due to technological, economic and regulatory developments. We are unable to predict what forms of competition will develop in the future, the extent of such competition or its possible effects on our businesses.

Employees

         As of December 31, 2000, we had 979 full-time and 196 part-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

Direct Broadcast Satellite Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of direct broadcast satellite reception equipment and with United States Satellite Broadcasting Company, Inc. for the sale of five transponders on the first satellite. In an agreement concluded in 1994, Hughes offered members and affiliates of the National Rural Telecommunications Cooperative the opportunity to become the exclusive providers of certain direct broadcast satellite services using the DIRECTV satellites at the 101(degree) W orbital location, generally including DIRECTV programming, to specified residences and commercial subscribers in rural areas of the U.S. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the U.S. National Rural Telecommunications Cooperative members and affiliates that participated in its direct broadcast satellite program acquired the rights to provide the direct broadcast satellite services described above in their service areas. The service areas purchased by participating National Rural Telecommunications Cooperative members and affiliates comprise approximately 9 million television households and were initially acquired for aggregate commitment payments exceeding $100 million.

         We are an affiliate of the National Rural Telecommunications Cooperative, participating through agreements in its direct broadcast satellite program. The agreement between Hughes (and DIRECTV as its successor) and the National Rural Telecommunications Cooperative, and related agreements between the National Rural Telecommunications Cooperative and its participating members and affiliates, provide those members and affiliates with substantial rights and benefits from distribution in their service areas of the direct broadcast satellite services, including the right to set pricing, to retain all subscription remittances and to appoint sales agents. In exchange for such rights and benefits, the participating members and affiliates made substantial commitment payments to DIRECTV. In addition, the participating members and affiliates are required to reimburse DIRECTV for their allocable shares of certain common expenses, such as programming, satellite-specific costs and expenses associated with the billing and authorization systems, and to remit to DIRECTV a 5% fee on subscription revenues.

         DIRECTV has disputed the extent of the rights held by the participating National Rural Telecommunications Cooperative members and affiliates. See Item 3: Legal Proceedings - DIRECTV Litigation. Those disputes include the rights asserted by participating members and affiliates:

         o to provide all services offered by DIRECTV that are transmitted over 27 frequencies that the FCC has authorized for DIRECTV's use for a term running through the life of DIRECTV's satellites at the 101(degree) W orbital location;

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

         o If the National Rural Telecommunications Cooperative's agreement with DIRECTV is terminated because of a breach by the National Rural Telecommunications Cooperative, DIRECTV is obligated to continue to provide DIRECTV services to Pegasus by assuming the National Rural Telecommunications Cooperative's rights and obligations under the National Rural Telecommunications Cooperative's agreement with DIRECTV or under a new agreement containing substantially the same terms and conditions as the National Rural Telecommunications Cooperative's agreement with DIRECTV.

         We are not permitted under our agreements with the National Rural Telecommunications Cooperative to assign or transfer, directly or indirectly, our rights under these agreements without the prior written consent of the National Rural Telecommunications Cooperative and DIRECTV, which consents cannot be unreasonably withheld.

         The National Rural Telecommunications Cooperative has adopted a policy requiring any party acquiring DIRECTV distribution rights from a National Rural Telecommunications Cooperative member or affiliate to post a letter of credit to secure payment of National Rural Telecommunications Cooperative's billings if the acquiring person's monthly payments to the National Rural Telecommunications Cooperative, including payments on account of the acquired territory, exceeds a specified amount. Pursuant to this policy, Pegasus or its subsidiaries have posted letters of credit of approximately $58.4 million in connection with completed direct broadcast satellite acquisitions. Although this requirement can be expected to reduce somewhat our acquisition capacity inasmuch as it ties up capital that could otherwise be used to make acquisitions, we expect this reduction to be manageable. There can be no assurance, however, that the National Rural Telecommunications Cooperative will not in the future seek to institute other policies, or to change this policy, in ways that would be material to us.

         On August 9, 2000, Pegasus Satellite agreed with DIRECTV, Inc. to provide seamless marketing and sales for DIRECTV retailers and distributors and to provide seamless customer service to all of our existing and prospective customers. Under the terms of the agreements, Pegasus Satellite and DIRECTV reimburse each other for some of the costs incurred in the activation of new customers in our respective territories. The agreements also allow us to provide customers more expansive service selection during activation and a simplified and consolidated billing process and dealers receive compensation regardless of where a customer activates service. In particular, Pegasus Satellite obtained the right to provide our customers with video services currently distributed by DIRECTV from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax and The Movie Channel, which are the subject of litigation between DIRECTV and Pegasus Satellite, as well as sports programming, local TV stations and DIRECTV PARA TODOS' Spanish-language programming packages. Under the agreement, Pegasus Satellite will retain 10% to 20% of the revenues associated with these additional programming services, with the exception of DIRECTV PARA TODOS' Spanish-language programming packages, from which we will retain 80% of all revenues. Under the terms of the agreement, Pegasus Satellite will be responsible for all sales, marketing, billing, customer care and, in the case of PARA TODOS, programming costs associated with providing these services to our customers.

Guard Band Licenses

         In September 2000, as part of an auction process, the FCC announced that Pegasus Guard Band, LLC, one of our subsidiaries, was the high bidder for 31 guard band licenses in consideration of a payment of $91.6 million. On December 21, 2000, the FCC granted Pegasus Guard Band the licenses for these frequencies. In a February 2001 reauction of certain guard band licenses which were not granted in the original September 2000 auction, Pegasus Guard Band, LLC was the higher bidder on three additional licenses for aggregate consideration of $3.8 million. The granting of these three additional licenses is subject to final approval by the FCC.

         The guard band licenses are located in the 700 MHz frequency band between the portion of the 700 MHz spectrum reserved for public safety operations and the portion allocated for commercial wireless services. The FCC's rules limit the power levels, height of facilities, types of systems and the uses that may be employed for these guard bands in order to reduce the possibility of harmful interference to either the public safety operations or commercial wireless services. Formerly, the 700 MHz frequency band was reserved for use by UHF television channels 60 through 69 until the FCC reallocated 36 MHz of this spectrum for commercial use and 24 MHz for public safety use at the direction of Congress. Currently, incumbent television broadcasters operate in portions of the spectrum and are permitted by statute to continue operations until their markets are converted from analog to digital television. This conversion is an ongoing effort that may not be fully completed until at least December 31, 2006.

         Of the 34 guard band licenses, 32 are designated as "A" licenses, which means that each license is 2 MHz consisting of a pair of 1 MHz guard band frequencies. These licenses include major economic areas such as Boston, Chicago, Detroit, New York City, Philadelphia, Pittsburgh, Portland, San Francisco/Oakland and Seattle. Two of the licenses are "B" licenses of 4 MHz, consisting of a pair of 2 MHz guard band frequencies, in each of the major economic areas in the country. The term of Pegasus Guard Band's licenses runs through January 1, 2015, unless Pegasus Guard Band uses the licenses to provide new broadcast-type operations beginning on or before January 1, 2006, in which case it will be required to renew the license eight years after the beginning of these new broadcast-type operations.

         As manager of the guard band licenses, Pegasus Guard Band must lease at least 50.1% of the licensed spectrum in a geographic area to unaffiliated parties on a for-profit basis. Pegasus Guard Band may not lease more than 49.9% of the licensed spectrum in any geographic area to its own affiliates. Pegasus Guard Band may subdivide its spectrum in any manner it chooses and make it available to system operators or directly to end-users for fixed or mobile communications, consistent with the frequency coordination and interface rules specified for the bands.

         Under applicable performance requirements, by January 1, 2015, Pegasus Guard Band must provide substantial service to the service areas covered by its guard band licenses. The FCC's rules provide for a presumption of substantial service if the licensee either leases a predominant amount of the licensed spectrum in at least 50% of the geographic area covered by the license or provides coverage to at least 50% of the service area's population. We cannot assure you that we will be able to provide substantial service according to the FCC's requirements. Pegasus Guard Band must also monitor all compliance and interference protection standards for its guard band licenses. These requirements include complying with, and ensuring that licensees comply with, limits on out-of-band emission levels, providing mandatory advanced notification of technical parameters to nearby guard band users and public safety frequency coordinators and cooperating with officials and other guard band managers to resolve problems.

         We have not fully developed our plans for use of the guard band licenses in our business at this time.

Legislation and Regulation

         In February 1996, Congress passed the Telecommunications Act, which substantially amended the Communications Act. This Act has altered and will continue to alter federal, state and local laws and regulations regarding telecommunications providers and services, including Pegasus and certain of the telecommunications services provided by Pegasus.

         On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which amended the Satellite Home Viewer Act. This Act, for the first time, permits direct broadcast satellite operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming.

         Unlike a common carrier, such as a telephone company or a cable operator, direct broadcast satellite operators such as DIRECTV are free to set prices and serve customers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among customers. However, there are laws and regulations that affect DIRECTV and, therefore, affect Pegasus. As an operator of a privately owned U.S. satellite system, DIRECTV is subject to the regulatory jurisdiction of the FCC, primarily with respect to:

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

         As a distributor of television programming, DIRECTV is also affected by numerous other laws and regulations. The Telecommunications Act clarifies that the FCC has exclusive jurisdiction over direct-to-home satellite services and that criminal penalties may be imposed for piracy of direct-to-home satellite services. The Telecommunications Act also offers direct-to-home operators relief from private and local government-imposed restrictions on the placement of receiving antennae. In some instances, direct-to-home operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules or restrictive property covenants banning the installation of antennae on or near homes. The FCC has promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance or use of a direct broadcast satellite receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further order giving renters the right to install antennas in areas of their rental property in which they have exclusive use, e.g. balconies or patios. The Telecommunications Act also preempted local (but not state) governments from imposing taxes or fees on direct-to-home services, including direct broadcast satellite. Finally, the Telecommunications Act required that multichannel video programming distributors such as direct-to-home operators fully scramble or block channels providing indecent or sexually explicit adult programming. If a multichannel video programming distributor could not fully scramble or block such programming, it was required to restrict transmission to those hours of the day when children are unlikely to view the programming (as determined by the FCC). Rules adopted by the FCC implementing the scrambling provision became effective on May 18, 1997. However, on December 28, 1998, the requirement to scramble sexually explicit programming was ruled unconstitutional by the U.S. District Court in Wilmington, Delaware and was affirmed on appeal by the U.S. Supreme Court in May 22, 2000.

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

         SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The new law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers.

         SHVIA creates a new statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this new license, eligibility for the license is conditioned on the satellite carrier's compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of such "local" broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement.

         The amendments to the Communications Act contained in SHVIA provide that, until May 29, 2000, a DBS operator was permitted to retransmit a broadcast television station to satellite subscribers in the station's local market without the station's consent. Beginning May 29, 2000 and continuing until December 31, 2001, satellite carriers may carry local television stations on a station by station basis if a retransmission agreement has been reached. As of January 1, 2002, satellite carriers will be required to carry all local television stations seeking carriage in any market in which the carrier carries local stations. The length of the first election cycle has been set for a four-year period commencing on January 1, 2002 and ending on December 31, 2005. In this manner, the carriage election cycle for satellite carriers and cable systems will be aligned. Each television broadcast station, however, must notify a satellite carrier by July 1, 2001, of its carriage intention if it is located in a market where local stations are carried. Satellite carriers must respond to stations' requests by August 8, 2001.

         Other provisions contained in SHVIA address the retransmission by a satellite service provider of a broadcast television station to subscribers who reside outside the local market of the station being retransmitted. A DBS provider may retransmit such "distant" broadcast stations affiliated with the national broadcast television networks to those subscribers meeting certain specified eligibility criteria which the FCC is directed to implement. The primary determinant of a subscriber's eligibility to receive a distant affiliate of a particular network is whether the subscriber is able to receive a "Grade B" strength signal from an affiliate of that network using a conventional rooftop broadcast television antenna. As required by SHVIA, the FCC has adopted rules subjecting the satellite retransmission of certain distant stations to program "blackout" rules. These rules are similar to rules currently applicable to the retransmission of distant broadcast television stations by cable systems. The FCC has commenced a proceeding to consider the application of these rules to the carriage of digital signals.

         SHVIA also makes a number of revisions to the statutory copyright license provisions applicable to the retransmission of distant broadcast television stations to satellite service subscribers. These changes include reducing the monthly per subscriber royalty rate payable under the distant signal compulsory copyright license and creating a new compulsory copyright license applicable to the retransmission of a national PBS programming feed. The compulsory copyright license applicable to the retransmission of distant broadcast signals to satellite service subscribers will expire on January 1, 2005, unless it is extended by Congress. If the license expires, DBS operators will be required to negotiate in the marketplace to obtain the copyright clearances necessary for the retransmission of distant broadcast signals to satellite service subscribers.

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

Risk Factors

         Risks of Our Direct Broadcast Satellite Business

         Satellite and Direct Broadcast Satellite Technology Could Fail or be Impaired

         If any of the DIRECTV satellites are damaged or stop working partially or completely DIRECTV may not be able to continue to provide its customers with programming services. We would in turn likely lose customers, which could materially and adversely affect our operations, financial performance and our ability to pay dividends on our preferred stock or pay our debt obligations.

         Direct broadcast satellite technology is highly complex and is still evolving. As with any high-tech product or system, it may not function as expected. For example, the satellites at the 101(degree) W orbital location may not last for their expected lives. In July 1998, DIRECTV reported that the primary spacecraft control processor failed on DBS-1. As it was designed to do, the satellite automatically switched to its on-board spare processor with no interruption of service to DIRECTV subscribers. A more substantial failure of the DIRECTV direct broadcast satellite system could occur in the future.

         Events at DIRECTV Could Adversely Affect Us

         Because we are an intermediary for DIRECTV, events we do not control at DIRECTV could adversely affect us. One of the most important of these is DIRECTV's ability to provide programming that appeals to mass audiences. DIRECTV generally does not produce its own programming; it purchases programming from third parties. DIRECTV's success - and therefore ours - depends in large part on its ability to select popular programming sources and acquire access to this programming on favorable terms. We have no control or influence over this.

         Programming Costs May Increase, Which Could Adversely Affect Our Direct Broadcast Satellite Business

         Program suppliers could increase the rates they charge DIRECTV for programming, increasing our costs. Increases in programming costs could cause us to increase the rates we charge customers and lose either customers or revenues.

         FCC regulations require programming suppliers affiliated with cable companies to provide programming to all multi-channel distributors - including DIRECTV - on nondiscriminatory terms. The rules implementing this law are scheduled to expire in 2002. If they are not extended, these programmers could increase DIRECTV's rates, and therefore ours. If we increase our rates, we may lose customers. If we do not increase our rates, our revenues and financial performance could be adversely affected.

         Our Ability to Provide DIRECTV May Be Limited by the Outcome of Litigation with DIRECTV

         Our ability to offer DIRECTV may be affected by the outcome of litigation between DIRECTV and the National Rural Telecommunications Cooperative and between DIRECTV and us and our wholly-owned subsidiary, Golden Sky Systems. DIRECTV has filed counterclaims in this litigation in which it is contesting the term of our and the National Rural Telecommunications Cooperative's agreements, the scope and term of a right of first refusal provided to the National Rural Telecommunications Cooperative in its agreement with DIRECTV, and whether Pegasus and Golden Sky have any right of first refusal. If DIRECTV were to succeed in its counterclaims, the initial term of the agreements could be significantly shorter than we believe is provided for in the agreements, and we and Golden Sky Systems may not have a right of first refusal to distribute DIRECTV services after this initial term. As a result of the outcome of this litigation, we may or may not be able to continue in the DIRECTV business after the initial term of our agreement with the National Rural Telecommunications Cooperative. If we can continue, we cannot predict what it will cost us to do so. For further information relating to the DIRECTV litigation, see Item 3:
Legal Proceedings - DIRECTV Litigation.

         The outcome of this litigation could have a material adverse effect on our direct broadcast satellite business. Our revenue and financial performance would be adversely affected if we were unable to continue offering DIRECTV products.

         The Effect of New Federal Satellite Television Legislation on Our Business Is Unclear

         On November 29, 1999, The Satellite Home Viewer Improvement Act of 1999 became law. The FCC and other federal agencies have undertaken rulemaking studies in connection with this legislation, therefore, we cannot predict full effect of this law on our business at this time.

         The Act resolves many of the issues between the networks and the direct broadcast satellite industry regarding retransmission of network programming by satellite television providers to direct broadcast satellite subscribers. Generally, the Act preserves satellite television provider rights to retransmit distant network programming to subscribers in "unserved" areas. The Act also extends, through December 31, 2004, the statutory right, for a copyright royalty fee, of the industry to retransmit independent programming - superstations - to subscribers as "distant" signals. Further, satellite carriers will be required only to deliver signals to households that cannot clearly receive over-the-air network signals with a rooftop antenna.

         The Act also directs the FCC to take actions to prescribe the picture quality standard that the FCC uses to predict what households do not receive a strong enough network broadcast signal over the air and therefore are eligible to receive distant network signals. The effect on our business of these FCC actions and other studies and rulemakings that the FCC will undertake cannot be predicted at this time.

         We Could Lose Money Because of Signal Theft

         If signal theft becomes widespread, our revenues would suffer. Signal theft has long been a problem in the cable and direct broadcast satellite industries, and, while DIRECTV uses encryption technology in an attempt to prevent people from receiving programming without paying for it, the technology is not foolproof and there have been reports that the technology has been compromised.

         We Could Lose Revenues if We Have Out-of-Territory Subscribers

         While we have exclusive DIRECTV distribution rights in our territories, we are not allowed to have customers outside our territories. If it turns out that large numbers of our subscribers are not in our territories, we would lose substantial revenues when we disconnect them. We could also face legal consequences for having subscribers in Canada, where DIRECTV reception is illegal. The existence of out-of-territory subscribers by the National Rural Telecommunications Cooperative and/or us could affect our rights to offer DIRECTV.

         Direct Broadcast Satellite Services Face Competition from Cable
         Operators

         One of the competitive advantages of direct broadcast satellite systems is their ability to provide customers with more channels and a better-quality digital signal than traditional analog cable television systems. Many cable television operators are making significant investments to upgrade their systems from analog to digital. This upgrade will significantly increase the number of channels that cable television operators can provide to their customers and the quality of the transmission. In addition, many cable television operators are upgrading their systems to provide their customers with high-speed Internet access. These upgrades could make cable television a more attractive alternative for consumers, which could have an adverse effect on our direct broadcast satellite business.

         Direct Broadcast Satellite Equipment Shortages Could Adversely Affect Our Direct Broadcast Business

         There have been periodic shortages of direct broadcast satellite equipment and there may be such shortages in the future. During such periods, we may be unable to accept new subscribers and, as a result, potential revenue could be lost. If we are unable to obtain direct broadcast satellite equipment in the future, or if we cannot obtain such equipment on favorable terms, our subscriber base and revenues could be adversely affected.

         Other Risks of Our Business

         We Face Certain Other Regulatory Risks

         The direct broadcast satellite industry is subject to regulation by the FCC and, to a certain extent, by state and local authorities. Proceedings to implement the Communications Act are ongoing, and we cannot predict the outcomes of these proceedings or their effect on our business. DIRECTV depends on FCC licenses to operate its digital broadcast satellite service. If the FCC cancels, revokes, suspends, or fails to renew any of these licenses, or fails to approve our pending licenses, it could have a harmful effect on us.

         We Have a History of Substantial Losses; We Expect Them To Continue; Losses Could Adversely Affect Our Access to Capital Markets

         We have never made a profit, except in 1995, when we had a $10.2 million extraordinary gain. Because of interest expense on our substantial debt and because of the expense associated with amortizing the goodwill incurred in our acquisitions, we do not expect to have net income for the foreseeable future. To the extent investors measure our performance by net income or loss, rather than alternative measures based on cash flow, continuing losses could adversely affect our access to capital markets.

         We Face Significant Competition; the Competitive Landscape Changes Constantly

         Our direct broadcast satellite business faces competition from other current or potential multi-channel programming distributors, including other direct broadcast satellite operators, direct-to-home distributors, cable operators, wireless cable operators, Internet and local and long-distance telephone companies, which may be able to offer more competitive programming packages or pricing than we or DIRECTV can provide. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect us.

         The markets in which we operate are in a constant state of change due to technological, economic and regulatory developments. We are unable to predict what forms of competition will develop in the future, the extent of such competition or its possible effects on our businesses.

         Our Acquisition Strategy May Become Too Expensive Which Could Adversely Affect Our Financial Performance

         We may not be able to continue making acquisitions on attractive terms. If we cannot continue to make acquisitions on attractive terms, our financial performance could suffer.

         If we finance an acquisition by borrowing, we would increase our already high leverage and interest expense.

         We May Not Be Able to Get the Consents Necessary To Implement Our Acquisition Strategy

         We have received the consents necessary to make acquisitions in the past, but this could change, or acquiring consents could become more difficult, or require us to incur additional costs. Our acquisitions normally require consents from third-parties that we do not control, including DIRECTV and the National Rural Telecommunications Cooperative for direct broadcast satellite acquisitions. Some acquisitions also require the consent of our lenders.

         We May Not Be Able to Integrate Acquired Companies Successfully Which Could Affect Our Financial Performance

         We could encounter difficulties integrating acquired businesses into our operations. These difficulties can cost money and divert management's attention from other important matters.

         We May Incur Significant Costs in Pursuing New Business Initiatives Which May Not Be Successful

         We are actively pursuing the development of new products in connection with our Internet broadband and related businesses. The nature of these products requires that we incur significant costs prior to our being able to provide them to our customers. An example of these expenditures include costs associated with acquiring rights to satellites, securing FCC licenses and developing or acquiring complicated technology used to provide these products. We can not assure you that all of our expenditures will result in successfully completed products or that we will be successful in marketing and selling these products. A number of factors could prevent or inhibit us from providing these products, including technological issues, our ability to obtain favorable FCC approval and our obtaining the financing necessary to complete the development of these products.

         We May Not Be Aware of All Risks

         These risks and uncertainties may not be the only ones we face. Others that we do not know about now, or that we do not now think are important, may impair our business.

ITEM 2: PROPERTIES

         We own our corporate headquarters in Bala Cynwyd, Pennsylvania.

         Our direct broadcast satellite operations are headquartered in leased space in Marlborough, Massachusetts, and we operate call centers out of leased space in San Luis Obispo, California; Marlborough, Massachusetts; Louisville, Kentucky; and Kansas City, Missouri. In April 2001, we will be closing down our San Luis Obispo call center and expect to relocate our Kansas City facility to Lenexa, Kansas. These leases expire on various dates through 2007. In connection with our TV operations, we own or lease various transmitting equipment, television stations and office space.

ITEM 3: LEGAL PROCEEDINGS

DIRECTV Litigation

         National Rural Telecommunications Cooperative

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

         On July 22, 1999, DIRECTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the National Rural Telecommunications Cooperative. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the National Rural Telecommunications Cooperative's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the National Rural Telecommunications Cooperative has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in our agreements with the National Rural Telecommunications Cooperative.

         On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the National Rural Telecommunications Cooperative's right of first refusal, effective at the termination of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal.

         If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights, see Item 1:
Business-Risk Factors -- Risks of Our Direct Broadcast Satellite Business -- Our Ability to Provide DIRECTV May Be Limited by the Outcome of Litigation with DIRECTV. We have been informed that DIRECTV may amend its counterclaim to file additional claims against the National Rural Telecommunications Cooperative.

         On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the National Rural Telecommunications Cooperative.

         Both of the National Rural Telecommunications Cooperative's lawsuits against DIRECTV have been consolidated. A trial date of February 25, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV discussed below.

         Pegasus Satellite and Golden Sky Systems

         On January 10, 2000, we and Golden Sky Systems filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the National Rural Telecommunications Cooperative that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the National Rural Telecommunications Cooperative with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the National Rural Telecommunications Cooperative and its members and affiliates.

         On February 10, 2000, we and Golden Sky Systems filed an amended complaint which added new tort claims against DIRECTV for interference with our relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations we previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by us, Golden Sky Systems and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against us and Golden Sky Systems, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: a declaratory judgement that we and Golden Sky Systems have no right of first refusal in our agreements with the National Rural Telecommunications Cooperative to have DIRECTV provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of our agreements with the National Rural Telecommunications Cooperative. We have been informed by DIRECTV that it intends to file a motion for summary judgment on both of those claims.

         All four lawsuits discussed above, including both lawsuits brought by the National Rural Telecommunications Cooperative, the class action and our and Golden Sky System's lawsuit, are pending before the same judge. The court has set a trial date of February 25, 2002 for all four of these actions. For potential risks we face as a result of the outcome of this litigation, see Item 1: Business--Risk Factors--Risks of Our Direct Broadcast Satellite Business--Our Ability to Provide DIRECTV May Be Limited by the Outcome of Litigation with DIRECTV.

Patent Infringement Lawsuit

         On December 4, 2000, Pegasus Development Corporation, a subsidiary of Pegasus Communications, and Personalized Media Communications, L.L.C., filed a patent infringement lawsuit in the United States District Court of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee.

         The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes and used by DIRECTV to provide services to its subscribers. Pegasus Development is unable to predict the possible effects of this litigation on Pegasus Development's relationship with DIRECTV.

         Each of the defendants have filed answers to the patent infringement lawsuit denying all claims made by Personalized Media and Pegasus Development. In addition, each of the defendants other than Phillips Electronics, has requested a declaratory judgment seeking to have the patents Pegasus Development acquired from Personalized Media declared not infringed, invalid and unenforceable. Phillips Electronics has requested a declaratory judgment to have the patents declared not infringed and invalid. DIRECTV has also filed a counterclaim against Pegasus Development alleging unfair competition under the Federal Lanham Act. In a separate counterclaim, DIRECTV has alleged that both Pegasus Development's and Personalized Media's patent infringement lawsuit constitutes "abuse of process."

Other Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of 2000.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Class A Common Stock

         At December 31, 2000, prior to the reorganization, our Class A common stock traded on the Nasdaq National Market under the symbol "PGTV." As a result of the reorganization, the publicly-traded Class A common stock is now the stock of our holding company, Pegasus Communications Corporation, and the common stock of Pegasus Satellite is no longer publicly-traded. The sale prices of the Class A common stock of Pegasus Communications reflect inter-dealer quotations, do not include retail markups, markdowns or commission, and do not necessarily represent actual transactions. The stock prices listed below represent the high and low sale prices of the Class A common stock of Pegasus Communications, as reported on the Nasdaq National Market from January 1, 1999 to December 29, 2000.

                                            Price Range of Class A Common Stock
                                           of Pegasus Communications Corporation
                                           -------------------------------------
                                                 High                 Low
                                                 ----                 ---
Year Ended December 31, 1999:
First Quarter............................      $14.438              $10.594
Second Quarter...........................       25.250               13.938
Third Quarter............................       23.000               18.500
Fourth Quarter...........................       51.375               21.250

Year Ended December 31, 2000:
First Quarter............................      $77.500              $39.813
Second Quarter...........................       75.844               29.938
Third Quarter............................       53.625               38.500
Fourth Quarter...........................       54.500               18.250

Year Ended December 31, 2001:
First Quarter Through
  March 29, 2001.........................       32.750               19.750

         The data presented in the table above for the year ended December 31, 1999 and the first two quarters of 2000 through May 30, 2000 reflects the two-for-one stock split of Pegasus Communications stock that occurred on May 30, 2000.

         The closing sale price of the Class A common stock of Pegasus Communications was $23.156 on March 29, 2001. As of March 23, 2001, Pegasus Communications had approximately 273 shareholders of record.

Dividend Policy

         Common Stock: Neither Pegasus Satellite nor Pegasus Communications has paid any cash dividends on their common stock within the two most recent fiscal years. Payment of cash dividends on the common stock is restricted by our company's publicly-held debt securities and preferred stock. Our ability to obtain cash from our subsidiaries with which to pay cash dividends is also restricted by the subsidiaries' publicly-held debt securities and bank agreements. Pegasus Communications does not anticipate paying cash dividends on its common stock in the foreseeable future. The policy of Pegasus Communications is to retain cash for operations and expansion.

         Preferred Stock: As a result of the reorganization, all preferred stock other than Pegasus Satellite's Series A preferred stock, is at the Pegasus Communications level. Pegasus Communications is permitted to pay dividends on its Series B junior convertible participating preferred stock, Series C convertible preferred stock, Series D and Series E junior convertible participating preferred stock, by issuing shares of its Class A common stock instead of paying cash. Pegasus Communications is also obligated to pay cash dividends of $57,000 per year in the aggregate on its Series B junior convertible participating preferred stock. These payments are subject to compliance with outstanding indentures and the certificate of designation with respect to the Series C preferred stock.

         Until July 1, 2002, we are allowed to pay dividends on our Series A preferred stock by issuing more shares of that stock instead of paying cash. We expect to issue shares of our Series A preferred stock to pay these dividends, and in any event our publicly-held debt securities do not permit us to pay cash dividends on our Series A preferred stock until July 1, 2002.

Recent Sales of Unregistered Securities

         All sales for the period covered by this Report have been previously reported by Pegasus on its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 with the following exception.

         On December 20, 2000, Pegasus issued 31,140 shares of its Class A common stock with a market value of $1.0 million in connection with an acquisition of DIRECTV rights and related assets from an independent provider of DIRECTV in certain rural portions of Oklahoma. This transaction was effected by Pegasus in reliance upon an exemption from registration under the Securities Act of 1933 as provided in Section 4(2) thereof. The certificate issued contained a legend stating that the securities have not been registered under the Securities Act.

ITEM 6:  SELECTED FINANCIAL DATA

(in thousands, except per share data)                   1996        1997        1998        1999         2000
                                                       --------    --------   ---------   ---------    ---------
Net revenues:                                                                (restated)  (restated)
   DBS                                                 $  5,829    $ 38,254   $ 147,142   $ 286,353    $ 582,075
   Broadcast                                             28,604      31,876      34,311      36,415       35,433
                                                       --------    --------   ---------   ---------    ---------
Total net revenues                                       34,433      70,130     181,453     322,768      617,508
                                                       ========    ========   =========   =========    =========
Operating expenses:
   DBS                                                 $  6,890    $ 49,852   $ 204,422   $ 397,359    $ 767,878
   Broadcast                                             23,486      25,428      28,783      34,317       37,636
Loss from continuing operations                          (7,021)    (22,324)    (64,802)   (184,242)    (213,660)
Loss from continuing operations
     per common share                                     (0.56)      (1.75)      (2.81)      (5.32)       (5.11)
Total assets                                            173,680     380,862     890,634     881,838    2,605,386
Total long-term debt (including
   current  maturities)                                 115,575     208,355     559,029     684,414    1,182,858
Redeemable preferred stocks                                  --     111,264     126,028     142,734      490,646
Pre-marketing cash flow-DBS                               1,517      12,212      44,723      85,195      174,898
Location cash flow-Broadcast                              9,850      10,500      10,262       7,299        3,428
Aggregate location cash flow                             10,721      16,739       9,279     (25,280)       8,328

         Basic and diluted loss from continuing operations per common share for each year were the same as any additional potential common shares were antidilutive and excluded from the computation. The loss from continuing operations per common share for 1996 through 1999 was adjusted to reflect the two-for-one common stock split effected in May 2000.

         Comparability between years has been affected due to the number of acquisitions we have made in each of the years presented. Our acquisitions of Digital Television Services in 1998 and Golden Sky Holdings in 2000 were individually significant transactions that materially affected amounts in 1998 and 2000, respectively. The total consideration, as revised (see below) of these acquisitions, was $336.5 million for Digital Television Services and $1.2 billion for Golden Sky Holdings. In addition to these acquisitions, we completed 26 acquisitions in 1998, 15 in 1999 and 19 in 2000 that also contributed to the amounts presented for these years.

         At year end 2000, we corrected the purchase accounting and allocations of the purchase consideration in the acquisitions of Golden Sky Holdings and the 1998 acquisition of Digital Television Services, Inc. These revisions principally affected our allocations of the purchase prices to the amounts of the deferred income taxes existing at the dates of the respective acquisitions and the amounts of DBS rights assets that were recorded at those dates. The cumulative effect of these purchase accounting revisions from the dates of the respective acquisitions to December 31, 2000 as recorded on December 31, 2000 was: an increase in deferred income tax assets of $21.6 million, a reduction in the valuation allowance applied to deferred income tax assets of $230.2 million, a reduction in the amount of the purchase price allocated to DBS rights assets acquired of $300.8 million, a reduction in the accumulated amortization of DBS rights assets of $35.8 million, a reduction in deferred income tax liabilities of $115.7 million and a reduction of our 2000 beginning accumulated deficit of $26.8 million for the impact of the revisions to the Digital Television Services acquisition related to periods prior to 2000. The effect of these revisions in our statement of operations and comprehensive loss were: for 1998, a reduction of DBS rights amortization expense of $3.9 million and an increase in income tax benefits of $26.4 million; for 1999, a reduction of DBS rights amortization expense of $5.9 million and recognition of income tax expense of $9.4 million and for 2000, a reduction of DBS rights amortization expense of $25.9 million and an increase in income tax benefits of $49.7 million. See Notes 2, 12 and 20 of the Notes to Consolidated Financial Statements for further information on the purchase accounting revisions and restatements to the financial statements. Total assets, DBS operating expenses and loss from continuing operations for 1998 and 1999 presented in the table above have been restated from the amounts previously reported to reflect these revisions.

         Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow of the DBS business is its pre-marketing cash flow less its marketing and selling expenses. Location cash flow for the broadcast television business is calculated by taking the broadcast revenues and deducting from them their related programming, technical, general and administrative and marketing and selling expenses.

         Pre-marketing and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing and location cash flows also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing and location cash flows are important for the following reasons:

         o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes which are included on pages F-1 through F-43 herein.

General

         We undertook a corporate reorganization in the first quarter of 2001 that is discussed in Note 21 of the Notes to Consolidated Financial Statements and below, and we are now known as Pegasus Satellite Communications, Inc. (formerly Pegasus Communications Corporation).

         We are a rapidly growing company that is highly leveraged. We have a history of reported losses from our operations principally due to our significant amounts of interest expense and amortization and depreciation, and we are likely to continue to report losses for the foreseeable future.

         A substantial portion of our business is derived from providing multichannel DBS services as an independent DIRECTV provider. DIRECTV is a service of DIRECTV, Inc. We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. See Item 1: Business--Risk Factors. Separately, we are involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 17 of the Notes to Consolidated Financial Statements and
Item 3: Legal Proceedings for a more descriptive account of the litigation.

         On May 5, 2000, we acquired and merged Golden Sky Holdings with one of our subsidiaries in a transaction accounted for as a purchase. Golden Sky Holdings through its subsidiaries holds the rights to provide DIRECTV programming in various rural areas of 24 states. The stockholders of Golden Sky Holdings exchanged all of their outstanding capital stock for approximately 12.2 million shares of our Class A common stock valued at $578.6 million and approximately 724,000 options to purchase our Class A common stock valued at $33.2 million. As a consequence of this exchange, Golden Sky Holdings became a wholly owned subsidiary of ours. We did not assume and do not guarantee or otherwise have any liability for Golden Sky Holdings' outstanding indebtedness or any other liability of Golden Sky Holdings that is included in our balance sheet resulting from this merger. Golden Sky Holdings did not assume and does not guarantee or otherwise have any liability for any of our indebtedness or other liability or that of any of our subsidiaries.

         The total consideration of the Golden Sky Holdings merger was $1.2 billion, as revised (see below). This revised merger consideration included $293.7 million of Golden Sky Holdings consolidated net liabilities, including a deferred income tax asset of $89.3 million, as revised, principally for cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. Also included in the consideration was a deferred income tax liability of $421.3 million, as revised, principally for the excess of the book basis over the income tax basis of the revised amount of DBS rights assets existing at the acquisition date. The revised amount allocated to the DBS rights in the merger was $1.0 billion, net of $94.1 million for the effect of our consolidated deferred income tax valuation allowances no longer required in association with the merger.

         At year end 2000, we corrected the purchase accounting and allocations of the purchase consideration in the acquisitions of Golden Sky Holdings and the 1998 acquisition of Digital Television Services, Inc. The revised merger consideration for Golden Sky Holdings was $1.2 billion and for Digital Television Services was $336.5 million. These revisions principally affected our allocation of the purchase prices to the amounts of the deferred income taxes existing at the dates of the respective acquisitions and the amounts of DBS rights assets that were recorded at those dates. The cumulative effect of these purchase accounting revisions from the dates of the respective acquisitions to December 31, 2000 as recorded on December 31, 2000 was: an increase in deferred income tax assets of $21.6 million, a reduction in the valuation allowance applied to deferred income tax assets of $230.2 million, a reduction in the amount of the purchase price allocated to DBS rights assets acquired of $300.8 million, a reduction in the accumulated amortization of DBS rights assets of $35.8 million, a reduction in deferred income tax liabilities of $115.7 million and a reduction of our 2000 beginning accumulated deficit of $26.8 million for the impact of the revisions to the Digital Television Services acquisition related to periods prior to 2000. We restated affected amounts for 1998 and 1999 in our statement of operations and comprehensive loss for the effect of the adjustment to our beginning accumulated deficit. The effect of these revisions in our statement of operations and comprehensive loss were: for 1998, a reduction of DBS rights amortization expense of $3.9 million and an increase in income tax benefits of $26.4 million; for 1999, a reduction of DBS rights amortization expense of $5.9 million and recognition of income tax expense of $9.4 million and for 2000, a reduction of DBS rights amortization expense of $25.9 million and an increase in income tax benefits of $49.7 million. See Notes 2, 12 and 20 of the Notes to Consolidated Financial Statements for further information on the purchase accounting revisions and restatements to the financial statements.

         During 2000, we completed 19 other acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration we paid for these acquisitions was $205.2 million of which substantially all was allocated to DBS rights.

Results of Operations

         Comparison of 2000 and 1999

         In this section, amounts and changes specified are for the year ended December 31, 2000, compared to the year ended December 31, 1999, unless indicated otherwise.

DBS Business

         Revenues increased $295.7 million to $582.1 million principally due to the virtual doubling of our number of subscribers to 1.4 million. Of this subscriber increase, 446,000 were from acquisitions, of which 345,000 resulted from our acquisition of Golden Sky. In 2000 we acquired the exclusive DIRECTV distribution rights to an additional 2.6 million households, of which 1.9 million came from the Golden Sky acquisition. At December 31, 2000, we had exclusive DIRECTV distribution rights to 7.4 million households. In 2000, we added 255,000 net subscribers through internal growth compared to net internal growth of 228,000 in 1999. Our growth has increased our subscriber penetration to 18.9% from 14.4% at December 31, 1999. Because of the increased number of households available to us within our territories, we believe that the prospects for continued internal growth are favorable. Also, we believe that favorable conditions still exist for further growth in 2001 through acquisitions. However, we cannot make any assurances that internal growth or growth through acquisitions will occur or as to the rate of that growth.

         In August 2000, we entered into an agreement with DIRECTV that enables us to directly provide certain programming to our subscribers and earn revenues associated with the programming. The affected programming previously had been provided to our subscribers directly by DIRECTV and all of the associated revenues had been retained by DIRECTV. We expect this arrangement to have a favorable incremental impact on our future revenues, but the amount of the impact will vary with the number of subscribers that select the affected programming and the length of time that such programming is subscribed to.

         Programming, technical, general and administrative expenses increased $206.0 million to $407.2 million. This increase was due to the incremental costs incurred in providing service to an increased subscriber base. The rate of increase of these expenses was consistent with the increased average number of subscribers during the period.

         Marketing and selling costs, which are also known as subscriber acquisition costs, increased $52.2 million to $170.0 million. This increase was principally due to increased commissions and subsidies to our dealer network resulting from the subscriber growth we experienced and revisions to and expansion of our commission and subsidy plans. During 2000, we revised our commission and subsidy plans to provide more incentive to our dealer network. Also, in August 2000 we entered into an agreement with DIRECTV to simplify the commission process for dealers that enroll subscribers in DIRECTV programming. This expanded our commission plans to include large, national dealers affiliated with DIRECTV. We anticipate that the commission plan revision and expansion will increase our future subscriber acquisition costs, and the amount of the future impact will vary with the number of subscribers enrolled. Advertising and promotional programming expenses are discretionary expenditures and vary depending in large part based on sales initiatives that we want to promote and/or expand. Subscriber acquisition costs per gross subscriber based on subscribers added through internal growth was $404 for 420,600 subscribers added for 2000 compared to $349 for 337,300 subscribers added for 1999.

         Depreciation and amortization increased $108.6 million to $185.4 million, as revised. Approximately $66.7 million of this increase resulted from amortization of the additional $1.0 billion, as revised, in DBS rights assets we recorded in the Golden Sky Holdings acquisition. The annual amortization expense in succeeding years associated with the DBS rights recorded in the Golden Sky Holdings acquisition is approximately $100.0 million.

Broadcast Business

         Revenues decreased $982,000 to $35.4 million. Reduced ratings this year for our affiliated Fox network stations combined with lower television advertising in general in 2000 contributed to this decrease. Also contributing to this decrease were advertising revenues associated with the National Football League's Super Bowl game that was carried by the Fox network in 1999.

         Programming, technical, general and administrative expenses increased $1.6 million to $24.4 million. This increase principally reflects increased amortization of additional programming costs incurred and fees charged by the Fox network commencing in July 1999. The additional programming costs were incurred in the purchase of new and additional programming, some of which were for premier shows that have a higher programming premium associated with them. We purchased the premier shows in an effort to attract a larger viewing audience that in turn we believe would stimulate an increase in advertising revenues.

         Marketing and selling expenses increased $1.3 million to $7.6 million. This increase was primarily due to increased promotional costs associated with the launch of a new station in December 1999 and news programs in 2000.

Other Statement of Operations and Comprehensive Loss Items

         Corporate expenses increased $3.8 million to $9.4 million. This increase reflects growth in the corporate infrastructure in support of the overall growth in business experienced by us.

         Development costs of $4.6 million represents the combined expenses of corporate initiatives that are in their infancy of development and not yet individually of a significant, continuing nature to be reported separately. Costs associated with our developing broadband business are included in these costs. The potential impacts of the broadband business on liquidity and capital resources are addressed below.

         Other operating expenses increased $3.3 million to $5.3 million principally due to expenses associated with our ongoing litigation with DIRECTV.

         Interest expense increased $57.2 million to $122.1 million. This increase was due to additional borrowings outstanding and higher rates of interest incurred during 2000. Fixed rate borrowings increased $322.7 million at a combined weighted average interest rate of 12.93% for debt of Golden Sky we assumed when we acquired it. Variable rate borrowings under credit and term facilities increased by $177.8 million. A portion of this increase was due to amounts outstanding under Golden Sky's credit facilities totaling $52.0 million when we acquired it, plus an additional $20.0 million borrowed thereunder after the acquisition. Amounts outstanding under Pegasus Media & Communications' credit facilities increased by $105.8 million. The aggregate weighted average amount of principal and interest rates associated with outstanding variable rate debt was $309.7 million and 10.02%, respectively, during 2000 compared to $112.6 million and 8.06%, respectively, for 1999.

         Interest income increased $13.9 million to $15.2 million due to significantly higher average cash balances available for short-term investing. The average month-end cash balance was $275.5 million in 2000 compared to $23.0 million in 1999. These higher balances principally reflect incremental cash made available in conjunction with the $290.4 million in net proceeds received in the Series C preferred stock we issued in January 2000 and the $167.5 million, including amounts placed in escrow, associated with the sale of our Puerto Rico cable operations in September 2000.

         As a result of the deferred income tax liabilities, as revised, we recognized in our acquisitions of Digital Television Services and Golden Sky Holdings, our overall deferred income tax liabilities exceeded our deferred income tax assets in 2000. As a result, valuation allowances we had previously established against deferred income tax assets were no longer required, and the benefits of these deferred income tax assets were recognized in 2000. We had established valuation allowances against these deferred income tax assets in 1999 in our belief at that time that we would not realize the benefits of these tax assets. These valuation allowances negated the benefits of these tax assets in 1999.

         Within discontinued operations, a gain of $59.4 million, net of Puerto Rico capital gain and withholding taxes that are currently payable in the amount of $28.0 million, was recognized on the sale of our Puerto Rico cable operations.

         An extraordinary loss from the extinguishment of debt in 2000 amounted to $5.8 million, net of income tax of $3.5 million. This reflects the write-off of unamortized balances of deferred financing costs connected with our debt that was refinanced when Pegasus Media & Communications' credit facility was amended in January 2000.

         Preferred stock dividends and accretion increased $18.8 million to $35.5 million resulting from the greater number of shares of our preferred stock outstanding during the year. The greater number of shares of preferred stock outstanding reflect the issuance in the first quarter of 5,707 shares of Series B preferred stock with a dividend rate of $10 per share per annum, 3.0 million shares of Series C preferred stock with a dividend rate of 6-1/2%, 22,500 shares of Series D preferred stock with a dividend rate of 4% and 10,000 shares of Series E preferred stock with a dividend rate of 4%.

         Other comprehensive loss, net of income taxes, represents the adjustment of the carrying amount to the fair market value of the marketable equity securities we own at December 31, 2000.

         Comparison of 1999 and 1998

         In this section, amounts and changes specified are for the year ended December 31, 1999, compared to the year ended December 31, 1998, unless indicated otherwise.

DBS Business

         Revenues increased $139.2 million to $286.4 million. The increase is primarily due to an increase in the average number of subscribers in 1999. During 1999, we acquired, through acquisitions, 39,000 subscribers and the exclusive DIRECTV distribution rights to 336,000 households in rural areas of the United States. At December 31, 1999, we had exclusive DIRECTV distribution rights to 4.9 million households and 702,000 subscribers as compared to 4.6 million households and 435,000 subscribers at December 31, 1998. Subscriber penetration increased from 10.3% at December 31, 1998, to 14.4% at December 31, 1999.

         Programming, technical, general and administrative expenses increased $98.7 million to $201.2 million. The increase is attributable to significant growth in subscribers and territory in 1999.

         Marketing and selling expenses increased $72.1 million to $117.8 million. Gross subscriber additions were 337,300 in 1999 compared to 132,700 in 1998. The total subscriber acquisition costs per gross subscriber addition were $349 in 1999 compared to $344 in 1998.

         Depreciation and amortization increased $21.7 million to $76.8 million, as revised. The increase is primarily due to an increase in the fixed and intangible asset base as the result of DBS acquisitions that occurred in 1998 and 1999.

Broadcast Business

         Two new broadcast television stations were launched during the second half of 1998 and one new station was launched in December 1999. Total net broadcast revenues increased $2.1 million to $36.4 million. The increase was primarily attributable to an increase of $1.6 million in net broadcast revenues from the four stations that began operations in 1997 and 1998.

         Programming, technical, general and administrative expenses increased $4.8 million to $22.8 million. The increase is primarily due to higher programming costs and an increase in news related expenses associated with the launch of self-produced news in our Portland, Maine and Chattanooga, Tennessee markets.

         Marketing and selling expenses increased $311,000 to $6.3 million. The increase in marketing and selling expenses was due to an increase in promotional costs associated with the launch of the new stations and news programs.

         Depreciation and amortization increased $587,000 to $5.1 million. The increase is due to capital expenditures associated with the launch of the new stations and our news initiative.

Other Statements of Operations and Comprehensive Loss Items

         Total corporate expenses from continuing operations increased $3.5 million to $5.6 million. The increase in corporate expenses is primarily attributable to the growth in our business.

         Other expenses from continuing operations increased $586,000 to $2.0 million. The increase is primarily due to increased investor relations activities, board related costs and development costs.

         Interest expense from continuing operations increased $20.3 million to $64.9 million. The increase is primarily due to interest on our $100.0 million senior notes issued in November 1998 and an increase in bank borrowings and seller notes associated with our DBS acquisitions.

         Other than for a small amount of state income taxes payable, no other income taxes were recognized in 1999. The was due to the valuation allowances we had established in 1999 against deferred income tax assets in our belief at that time we would not realize the benefits of these tax assets. These valuation allowances negated the benefits of the tax assets.

         In 1998, we sold substantially all the assets of our cable systems located in Connecticut and Massachusetts for $30.1 million resulting in a gain on the sale of discontinued operations of $15.3 million, net of income tax of $9.4 million.

         Extraordinary loss from the extinguishment of debt was $6.2 million in 1999. In November 1999, we exchanged $155.0 million in principal amount of our senior notes due 2007 for $155.0 million in principal amount of outstanding senior subordinated notes due 2007 of our subsidiaries, Digital Television Services, Inc. and DTS Capital, Inc. Accordingly, we wrote off the unamortized deferred financing costs related to the notes exchanged.

         Preferred stock dividends increased $1.9 million to $16.7 million. The increase is attributable to a greater number of shares of our Series A preferred stock outstanding in 1999 compared to 1998 as the result of payment of dividends in kind.

Liquidity and Capital Resources

         We are a rapidly growing and expanding company, principally in our DBS business over the last three years. A portion of the funding for this growth was provided by net proceeds of $290.4 million in 2000 from the issuance of 6-1/2% Series C preferred stock, $77.7 million in 1999 from the issuance of our Class A common stock to the public and $92.4 million in 1998 from the issuance of our 9-3/4% notes due 2006.

         Issuance of our capital stock and options and warrants to purchase our common stock is a major form of liquidity to us. In 2000, we issued 13.5 million shares of Class A common stock and 38,000 shares of three separate series of junior convertible preferred stocks in connection with acquisitions and investments we made in others. Additionally in 2000, we issued our Class A common stock in an aggregate amount of 1.6 million shares upon exercises of stock options and warrants and 326,000 shares in payment of dividends on our preferred stock. In January 2001, we issued an aggregate of 223,000 shares of Class A common stock in payment of dividends on Series C, D and E preferred stocks. Also in 2000, we issued an aggregate of 3.9 million options and warrants to purchase our Class A common stock and 18,000 shares of our Series A preferred stock in payment of dividends on the Series A preferred stock.

         We are permitted to pay dividends on the 12-3/4% Series A preferred stock in Series A preferred stock through January 1, 2002. We also have the option to pay dividends on the 6-1/2% Series C, 4% Series D and 4% Series E preferred stocks in Class A common stock. It is likely that we will continue to pay for dividends with the issuance of capital stock for Series A preferred stock through January 1, 2002, and for the other preferred stocks for the foreseeable future.

         At December 31, 2000, we had cash and cash equivalents, excluding restricted cash, on hand of $214.4 million. In addition to the proceeds from the Series C preferred stock, other major sources of cash in 2000 were net proceeds from the sale of our Puerto Rico cable operations after payment of sale related costs and amounts placed in escrow of $161.5 million and cash from borrowings on our credit facilities of $117.8 million. In 1998, we received net cash proceeds of $30.1 million from the sale of our Connecticut and Massachusetts cable operations. The sale of the Puerto Rico cable operation signifies the end of all of our cable operations. In 1999 and 1998, borrowings under our credit facilities provided cash of $130.3 million and $44.4 million, respectively.

         In January 2000, Pegasus Media & Communications, amended and restated its credit facility to increase the borrowing capacity to $500.0 million from $180.0 million. The amended and restated agreement provides for a $225.0 million senior revolving credit facility that expires in October 2004 and a $275.0 million senior term credit facility that expires in April 2005. The amended and restated agreement also gives Pegasus Media & Communications the option to seek $200.0 million in additional term loans through June 30, 2001. At the closing of the amended and restated facility, Pegasus Media & Communications borrowed the $275.0 million available under the term loan facility and repaid all of the $212.2 million outstanding under all former credit agreements. Pegasus Media & Communications began to draw on the revolving facility in November 2000. At December 31, 2000, no amount was available under the term facility, $149.4 million was available under the revolving credit facility and all of the optional term loan was available.

         Golden Sky Systems has a credit agreement in place, consisting of a $115.0 million senior revolving credit facility that expires September 2005 and a $35.0 million senior term credit facility that expires December 2005. At the time we acquired Golden Sky Systems, $17.0 million and $35.0 million had been borrowed under the revolving and term facilities, respectively. In December 2000, Golden Sky Systems borrowed an additional $20.0 million under the revolving facility. Availability under the revolving facility was $45.1 million.

         Over the last three years, our focus has been on our DBS business, which is our principal business. A significant portion of our liquidity and capital resources has been directed to expanding the DBS business and funding its operations. Subscriber acquisition costs for the DBS business generally require sources of funding in addition to those from operations. Subscriber acquisition costs are marketing and selling costs incurred and promotional programming provided in connection with the addition of new DBS subscribers. At December 31, 2000, our payback period for subscriber acquisition costs was about 28 months.

         Net cash used for operating activities was $63.8 million for the year ended December 31, 2000 compared to $88.9 million for 1999 and $22.0 million for 1998. The reduction in cash used by operations in 2000 is primarily due to the synergies gained in acquisitions in that the incremental revenues from added subscribers exceed the incremental expenses of serving a larger subscriber base. Incremental cash provided through growth in 2000 was offset in part by increased interest payments in 2000 of $24.7 million. DBS pre-marketing cash flow was $174.9 million for 2000 compared to $85.2 million for 1999, and location cash flow was $4.9 million for 2000 compared to $(32.6) million for 1999. Broadcast location cash flow was $3.4 million for 2000 compared to $7.3 million for 1999.

         Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow of the DBS business is its pre-marketing cash flow less its marketing and selling expenses. Marketing and selling expenses incurred by DBS are also known as subscriber acquisition costs. Location cash flow for the broadcast television business is calculated by taking the broadcast revenues and deducting from them their related programming, technical, general and administrative and marketing and selling expenses.

         Pre-marketing and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing and location cash flows also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing and location cash flows are important for the following reasons:

         o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

         Over the last three years, our largest investing activity has been in connection with our DBS acquisitions. Over this time, we expended $365.7 million for these acquisitions, of which $152.7 million was expended in 2000. Purchases of intangible assets were $107.9 million in 2000, of which $91.6 million was for 31 guard band licenses. We purchased the guard band licenses in an auction conducted by the Federal Communications Commission. These licenses permit communications within a specified spectrum and geographic areas. We have not fully developed our plans for the use of these licenses in our business at this time. Capital expenditures increased to $45.4 million in 2000 compared to $14.8 million in 1999 and $12.4 million in 1998. This increase in capital expenditures was principally for purchases of and improvements to office facilities of $33.0 million. We anticipate capital expenditures to be $58.1 million in 2001, and we expect to fund these with cash from operations.

         In our acquisition of Golden Sky Holdings, the outstanding notes of Golden Sky DBS of $193.1 million principal amount at maturity of 13-1/2% discount notes due 2007 and Golden Sky Systems of $195.0 million of 12-3/8% notes due 2006 became part of our consolidated debt for financial reporting purposes. We did not guarantee or otherwise assume obligations under any of Golden Sky's liabilities. Non-cash interest accretes on the discount notes until March 1, 2004. Thereafter, cash interest will accrue and be payable semi-annually.

         At December 31, 2000, maturities of long-term debt and capital leases are $10.9 million in 2001, $9.1 million in 2002, $6.0 million in 2003, $209.2 million in 2004, $363.8 million in 2005 and $651.2 million thereafter. On January 1, 2007, we are required to redeem all Series A preferred stock outstanding at that date at a redemption price equal to the liquidation preference per share of $1,000. Additionally, each share of Series B, D and E preferred stock is redeemable at the option of the holder at a price of $1,000 plus accrued and unpaid dividends. All 5,707 shares of Series B preferred stock may be redeemed any time after January 4, 2002. For Series D preferred stock, 10,000 shares may be redeemed on or after March 1, 2000, an additional 6,125 shares may be redeemed on February 1, 2002 and thereafter, and any of the remaining 6,125 shares may be redeemed on February 1, 2003. For Series E preferred stock, 5,000 shares may be redeemed on or after February 25, 2002 and any of the remaining 5,000 shares may be redeemed on and after February 25, 2003.

         We are about to launch a broadband business that will be a new service provided by us. We plan to launch this new service by the end of the second quarter of 2001. This service will offer two-way Internet access via satellite principally to rural and underserved areas. Because of our previous success in introducing DBS services to rural and underserved areas, we believe that we are well situated to introduce this new service to these areas, though we cannot assure you that we will be successful. Unlike our DBS business that is geographically constrained, we may offer the broadband service to all of North America. We estimate our aggregate operational and net capital requirements to vary between $30.0 million and $60.0 million in 2001 based upon the number of subscribers we enroll. We expect that subscriber acquisition costs for the broadband service will include substantial equipment subsidies to make the equipment more affordable and attractive to users. This will initially have a negative impact on margins and the pay back period in recovering our costs. For 2001, we expect that the broadband operations will be a net user of cash, and that the funding of operational and capital requirements in excess of cash from operations will be provided from our capital resources previously described.

         We believe that we have adequate resources to meet our operational needs, including those of the soon to be launched broadband business, and investing, debt service and capital stock requirements for at least the next twelve months. However, because we are highly leveraged, our ability to repay our existing debt and preferred stock will depend upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates and financial, business and other factors that are beyond our control. We cannot assure you that we will be able to generate the substantial increases in cash flow from operations that we will need to meet our debt and preferred stock requirements. Our indebtedness and preferred stock generally limit our ability, among other things, to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets and enter into other transactions, and imposes limitations on the activities of subsidiaries as applicable. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things, restrict our ability to pay dividends and make certain other payments and investments, borrow additional funds, create liens and sell our assets. Failure to make debt payments or comply with our covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         On February 22, 2001, we effected a corporate reorganization in which a new publicly-held parent holding company was formed with the name Pegasus Communications Corporation. We became a direct wholly-owned subsidiary of this new parent company on the reorganization date. The ownership interests and rights of our common and preferred stockholders were automatically transferred into common and preferred stocks of the new parent company. The common and preferred stocks of the new parent company are identical in all terms, conditions and amounts outstanding as ours existing at the date of the reorganization. The Class A common stock of the new parent company trades on the NASDAQ National Market under the symbol "PGTV." All of our capital stock existing at the date of the reorganization was converted into a new Class B common stock. We continue to be obligated under the debt securities after the reorganization that were outstanding at the date of the reorganization. The new parent company will not be subject to the covenants and restrictions arising from our debt and Series A preferred stock outstanding at the date of the reorganization. We continue to operate the existing DBS, broadcast and broadband businesses. We distributed our wholly-owned subsidiary, Pegasus Development Corporation, along with certain intellectual property and pending satellite license applications, to the new parent company. We completed this reorganization to increase the flexibility of the new parent company to pursue new activities and initiatives through its subsidiaries, other than us. The reorganization was accounted for as a recapitalization in which the historical basis of assets and liabilities existing at the date of the reorganization did not change.

         Concurrently with the reorganization, we issued a new 12-3/4% Series A cumulative exchangeable preferred stock in exchange for the 12-3/4% Series A cumulative exchangeable preferred stock of the new parent company. By operation of applicable state corporate law, in conjunction with the reorganization, the new parent company had assumed our Series A preferred stock that was outstanding at the date of the reorganization. The terms, conditions and amount outstanding for our new Series A preferred stock are identical to that of the new parent company's Series A preferred stock that was exchanged for Series A preferred stock that had been outstanding prior to the reorganization. The new parent company's Series A preferred stock surrendered in the exchange was cancelled.

         In compliance with the certificates of designation governing our Series A preferred stock and the indentures governing our senior notes, we provide below adjusted operating cash flow data for our restricted subsidiaries on a consolidated basis. Under the governing documents, adjusted operating cash flow is defined as operating cash flow for the four most recent fiscal quarters less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four. Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that adjusted operating cash flow is accepted as a recognized measure of performance within the industries that we operate. This data is also used by analysts who report publicly on the performance of companies in the industries in which we operate. Including the effects of DBS acquisitions completed in the fourth quarter of 2000, as if these acquisitions had occurred on January 1, 2000, pro forma adjusted operating cash flow would have been as follows:

                                                                                               Four Quarters Ended
                                                                                                December 31, 2000
                                                                                              ----------------------
(in thousands)
Revenues...............................................................................                $ 511,225
Direct operating expenses, excluding depreciation, amortization and other
  non-cash charges.....................................................................                  341,157
                                                                                                       ---------
Income from operations before incentive compensation, corporate
  expenses, depreciation and amortization and other non-cash charges...................                  170,068
Corporate expenses.....................................................................                    9,428
                                                                                                       ---------
Adjusted operating cash flow...........................................................                $ 160,640
                                                                                                       =========

New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, became effective for us on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. At December 31, 2000, our use of derivative instruments was confined to two interest rate swap and two interest rate cap instruments. We do not use these instruments for trading or speculative purposes. The notional amounts associated with these instruments individually range from $33.9 million to $37.1 million. The adoption of this standard on January 1, 2001 did not have any impact on us.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. SAB 101 became effective for us in the fourth quarter of 2000 and did not have any impact on us upon its adoption.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Certain provisions of this standard are effective for fiscal years ending after December 15, 2000 and other provisions are effective after March 31, 2001. The provisions of the statement effective after December 15, 2000, did not have any impact on us, and we believe that the provisions that are not yet effective will not have any impact on us upon adoption.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is changes in interest rates. Our principal interest rate risks are changes in prime and LIBOR rates as our credit facilities are subject to these rates that vary in accordance with prevailing economic conditions. As required under the terms of our credit facilities, we entered into interest rate hedging instruments aggregating $140.0 million in notional amount. We did not enter into these instruments for trading or speculative purposes.

         We are using a tabular presentation to disclose our market risk rather than the sensitivity analysis presented in our 1999 report. We believe that the tabular presentation is more informative because it is more descriptive of the instruments we have and their associated expected periodic cash flows, contract terms and fair values. The table summarizes our market risks associated with debt, redeemable preferred stock and interest rate hedging instruments outstanding at December 31, 2000. The table assumes future cash flows represented by periodic payments and maturities of principal associated with debt and preferred stock. These cash flows were based on scheduled principal repayments and maturities and their associated interest rates at December 31, 2000. Because of their variable and unpredictable nature, the interest rates specified for variable rate debt for each period presented represents their aggregate weighted average rate at December 31, 2000. With respect to our interest rate swap instruments, we pay fixed interest and receive variable interest, and the rates specified are based on the contracted fixed interest rates that we pay. With respect to our cap instruments, we receive variable interest when the applicable rates exceed the cap rates, and the rates specified are based on the contracted cap rates. Notional amounts for our swaps and caps are presented in the period that the related contracts expire. Fair values of fixed rate debt and Series A redeemable preferred stock publicly-held were estimated based on quoted market prices for each security. Fair values of other preferred stock were estimated based on a Black-Scholes computation. The fair values of variable rate debt were based on their carrying amounts at December 31, 2000, because amounts outstanding were subject to short-term variable interest rates that approximated market rates in effect at that date. The fair values of other debt approximated their carrying amounts. Fair values of the swaps and caps were based on estimated amounts to settle the contracts if they were terminated at December 31, 2000.

                                       (in thousands, except for percentages)
                                                                                                             Fair
                    2001        2002        2003         2004         2005      Thereafter      Total        Value
                    ----        ----        ----         ----         ----      ----------      -----        -----
Debt:

Fixed rate        $  8,141    $  5,983     $  1,970     $    432    $ 200,345    $ 651,172     $ 868,043    $ 857,161

Average
interest rate       11.85%      11.89%       11.91%       11.91%       12.30%       12.30%

Variable rate     $  2,750    $  3,100     $  4,009     $208,725    $ 163,416       -          $ 382,000    $ 382,000

Average
interest rate       10.16%      10.16%       10.16%       10.16%       10.16%       -

Redeemable
preferred stock       -          -            -            -            -         $ 491,051    $ 491,051    $ 461,376

Average
dividend rate         -          -            -            -            -            10.91%

Interest rate
swaps notional
amounts                                    $ 72,114                                            $  72,114    $ (1,554)

Average
interest rate                                 7.19%

Interest rate
caps notional
amounts                                    $ 67,886                                            $  67,886    $      14

Average
interest rate                                  9.00%

         The weighted average interest rate for our fixed rate debt outstanding at December 31, 1999 was approximately 11.00% in each of 2000 through 2004 and thereafter. These rates were lower than the weighted average interest rates for the comparable periods for debt outstanding at December 31, 2000, principally due to the fixed rate debt of Golden Sky Holdings included in our balance sheet after we acquired it in May 2000. The weighted average interest rate on the Golden Sky fixed rate debt is 12.93%. Our variable rate debt outstanding at December 31, 1999, aggregating $204.2 million was repaid in January 2000 when we amended and restated our credit facilities in that month. The weighted average interest rate on our variable rate debt outstanding at December 31, 2000, was slightly higher than that at December 31, 1999, principally due to a general rise in market rates during 2000.

         When we amended and restated our credit agreement in January 2000, interest rate hedging instruments existing at December 31, 1999, were settled and terminated and replaced with new interest rate hedging instruments that are presented in the above table. Amounts to settle and enter into and adjustments to interest expense connected with interest rate hedging instruments in 2000 were not material.

         A principal way we manage our interest rate risk is minimizing the need to use borrowed sources of cash by obtaining cash from other sources, generating cash through the issuance of capital stock and substituting our capital stock for cash. See Item 7 - Liquidity and Capital Resources for a description of and amounts associated with these other sources of and substitutes for cash. Our interest rate hedging instruments also assist us in partially managing our interest rate risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages F-1 through F-43.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is information regarding the directors and executive officers of Pegasus Satellite. Pegasus Communications effected a new holding company structure as of February 22, 2001. On that date Pegasus Communications became the new parent company of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation). The directors listed below became directors of Pegasus Communications as of the date of reorganization in 2001. Prior to that time, these individuals served as directors of Pegasus Satellite. All of these individuals currently serve as directors of Pegasus Communications, Pegasus Satellite and Pegasus Media & Communications, Inc., a direct subsidiary of Pegasus Satellite. References to Pegasus set forth below in the biographies refer to Pegasus Satellite. Messrs. Pagon, Lodge, Verlin and Smith hold the same positions with Pegasus Communications as they do with Pegasus Satellite.

         Marshall W. Pagon has served as President, Chief Executive Officer and Chairman of the Board of Pegasus since its incorporation and served as Treasurer of Pegasus from its incorporation to June 1997. From 1991 to October 1994, when the assets of various affiliates of Pegasus, principally limited partnerships that owned and operated Pegasus' television and cable operations, were transferred to subsidiaries of Pegasus Media & Communications, Inc., a subsidiary of Pegasus, entities controlled by Mr. Pagon served as the general partner of these partnerships and conducted the business of Pegasus. Mr. Pagon's background includes over 20 years of experience in the media and communications industry. Mr. Pagon is one of his own designees to the board of directors pursuant to the amended voting agreement. Mr. Pagon is 45 years old.

         Ted S. Lodge has been a director of Pegasus since May 5, 2000 and serves as its Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. Mr. Lodge has served as Senior Vice President, Chief Administrative Officer, General Counsel and Assistant Secretary of Pegasus since July 1, 1996. In July 2000, he became an Executive Vice President. In June 1997, Mr. Lodge became Pegasus' Secretary. From June 1992 through June 1996, Mr. Lodge practiced law with the law firm of Lodge & Company. During that period, Mr. Lodge was engaged by Pegasus as its outside legal counsel in connection with various matters. Mr. Lodge currently is serving as a director of Pegasus as one of Mr. Pagon's designees to the board of directors pursuant to the amended voting agreement. Mr. Lodge is 44 years old.

         Howard E. Verlin is Executive Vice President and Assistant Secretary of Pegasus and is responsible for operating activities of Pegasus' direct broadcast satellite subsidiaries since its inception, and of its television subsidiaries since November 2000. Mr. Verlin also supervised cable operations until the sale of Pegasus' last cable system in September 2000. Mr. Verlin has served similar functions with respect to Pegasus' predecessors in interest and affiliates since 1987 and has over 15 years of experience in the media and communications industry.

         Kasin Smith served as a Financial Analyst of Pegasus from September 1998 through February 1999, and has served as Vice President of Finance since February 1999 and Chief Financial Officer since August 1999. From May 1997 through September 1998, Mr. Smith served as a General Manager, Northwest Region, of SkyView World Media Group, a master system operator for DIRECTV. From November 1996 to May 1997, Mr. Smith was Director of Finance for Sky Zone Media Access, L.L.C., a distributor of DIRECTV to apartments and multiple dwelling units. From 1993 to November 1996, Mr. Smith served as a Manager at PricewaterhouseCoopers LLP. Mr. Smith is a certified public accountant and has over 9 years of public accounting experience.

         Robert F. Benbow has been a director of Pegasus since May 5, 2000. Mr. Benbow has been a director of Golden Sky and its predecessors from February 1997 to May 5, 2000. He is a Vice President of Burr, Egan, Deleage & Co., a private venture capital firm, and a Managing General Partner of Alta Communications, Inc., a private venture capital firm. Prior to joining Burr, Egan, Deleage & Co. in 1990, Mr. Benbow spent 22 years with the Bank of New England N.A., where he was a Senior Vice President responsible for special industries lending in the areas of media, project finance and energy. Additionally, he serves as a director of Diveo Broadband Networks, Inc., a fixed wireless local loop service provider throughout South America, and of Advanced Telcom Group, Inc., a competitive local exchange carrier. Mr. Benbow currently is serving as a director of Pegasus designated by affiliates of Alta Communications pursuant to the amended voting agreement. Mr. Benbow is 65 years old.

         William P. Collatos has been a director of Pegasus since May 5, 2000. Mr. Collatos has been a director of Golden Sky and its predecessors since March 1997. He is a Managing General Partner of Spectrum Equity Investors, a private equity investment firm focused on the communications services, networking infrastructure, electronic commerce and media industries, which he founded in 1993. He serves as director of Galaxy Telecom, GP, the general partner of Galaxy Telecom, L.P., which owns, operates and develops cable television systems, ITXC Corp., a global provider of Internet-based voice, fax and voice-enabled services, and JazzTel, a competitive local exchange provider based in Madrid, Spain. Mr. Collatos currently is serving as a director of Pegasus designated by Spectrum Equity Investors pursuant to the amended voting agreement. Mr. Collatos is 47 years old.

         Harry F. Hopper III has been a director of Pegasus since April 27, 1998. From June 1996 until April 27, 1998, Mr. Hopper had been a director of Digital Television Services, or a manager of its predecessor limited liability company. Mr. Hopper is a Managing Director of Columbia Capital Corporation and Columbia Capital LLC, which he joined in January 1994. Columbia Capital is a venture capital firm with an investment focus on communications services, network infrastructures and technologies and electronic commerce. Mr. Hopper is also a director of Affinity, Inc., a web-hosting company, Pihana Pacific Corporation, a Pan-Asian Internet peering and data center company, Xemod, Inc., a producer of next-generation linear power amplifiers, Singleshop, Inc., a business-to-business, outsourced Internet shopping platform, and Broadslate Networks, Inc., a digital broadband subscriber line service provider. Mr. Hopper currently is one of Mr. Pagon's designees on the board of directors and is proposed for election at the Meeting as one of the directors designated as an independent director under the voting agreement. Mr. Hopper is 47 years old.

         James J. McEntee, III has been a director of Pegasus since October 8, 1996. Mr. McEntee is of counsel to the law firm of Lamb, Windle & McErlane, P.C. and had been a Principal of that law firm and Chairman of its Business Department from 1995 through March 1, 2000. He is also a Principal in Harron Capital, L.P., a venture capital firm focused on new and traditional media ventures, and he is a Chairman of the Board of Directors of Around Campus, Inc., a company in the business of publishing college student directories and creating marketing opportunities in college communities. He is also a director of the Bancorp.Com, an affiliate based Internet bank, and is a director of efoodpantries.com, an Internet company in the business of selling and marketing specialty food products, and a director of several other private companies. Mr. McEntee is one of the directors designated as an independent director under the voting agreement. Mr. McEntee is 43 years old.

         Mary C. Metzger has been a director of Pegasus since November 14, 1996. Ms. Metzger has been Chairman of Personalized Media Communications L.L.C. and its predecessor company, Personalized Media Communications Corp., since February 1989. Ms. Metzger has also been Managing Director of Video Technologies International, Inc. since June 1986. Ms. Metzger is one of the directors designated as an independent director under the amended voting agreement. She is also a designee of Personalized Media Communications under an agreement between Pegasus and Personalized Media. See ITEM 13: Certain Relationships and Related Transactions - Investment in Personalized Media Communications, L.L.C. and Licensing of Patents. Ms. Metzger is 55 years old.

         William P. Phoenix has been a director of Pegasus since June 17, 1998. He is a Managing Director of CIBC World Markets Corp. and Co-head of its Credit Capital Markets Group. Mr. Phoenix is also a member of CIBC World Markets Corp.'s credit investment and risk committees. Prior to joining CIBC World Markets Corp. in 1995, Mr. Phoenix had been a Managing Director of Canadian Imperial Bank of Commerce with management responsibilities for the bank's acquisition finance, mezzanine finance and loan workout and restructuring businesses. Mr. Phoenix joined Canadian Imperial Bank of Commerce in 1982. Mr. Phoenix is one of the directors designated as an independent director pursuant to the amended voting agreement. Pegasus and CIBC have engaged in various transactions. See ITEM 13: Certain Relationships and Related Transactions - CIBC World Market Corp. and Affiliates. Mr. Phoenix is 43 years old.

         Robert N. Verdecchio has been a director of Pegasus since December 18, 1997. He served as Pegasus' Senior Vice President, Chief Financial Officer and Assistant Secretary from its inception to March 22, 2000 and as Treasurer from June 1997 until March 22, 2000. He has also performed similar functions for Pegasus Media's affiliates and predecessors in interest from 1990 to March 22, 2000. Mr. Verdecchio is a certified public accountant and has over 15 years of experience in the media and communications industry. He is now a private investor. Mr. Verdecchio currently is serving as a director of Pegasus as one of Mr. Pagon's designees to the board of directors pursuant to the amended voting agreement. Mr. Verdecchio is 44 years old.

ITEM 11:  EXECUTIVE COMPENSATION

         The following table sets forth certain information for Pegasus' last three fiscal years concerning the compensation paid to the Chief Executive Officer and to each of Pegasus' four most highly compensated officers. The most highly compensated officers are those whose total annual salary and bonus for the fiscal year ended December 31, 2000, exceeded $100,000.

                           Summary Compensation Table

                                                                                               Long-Term
                                            Annual Compensation                            Compensation Awards
                                            -------------------                            -------------------
                                                                                                       Securities
                            Principal                               Other Annual       Restricted      Underlying       All Other
          Name               Position       Year        Salary      Compensation     Stock Award(1)    Options(2)    Compensation(3)
          ----               --------       ----        ------      ------------     --------------    ----------    ---------------

Marshall W. Pagon......   President and     2000      $330,769     $  40,150(4)                 --        156,822(5)     $63,728(6)
                          Chief             1999      $274,743            --              $124,978        380,000        $60,096(6)
                          Executive         1998      $200,000            --               $77,161        170,000        $67,274(6)
                          Officer

Ted S. Lodge...........   Executive Vice    2000      $207,404     $  58,000(7)            $41,935         75,000         $3,900
                          President,        1999      $164,647     $  50,000(7)            $54,067        170,000         $3,600
                          Chief             1998      $150,000            --               $30,851        120,000         $9,263
                          Administrative
                          Officer and
                          General Counsel

Howard E. Verlin.......   Executive Vice    2000      $185,539     $  55,000(7)           $244,961         75,000         $2,100
                          President         1999      $155,974     $  45,000(7)            $99,975        190,000         $1,620
                                            1998      $135,000            --              $110,150         80,000         $5,480

Kasin Smith.......(8)     Vice President    2000      $151,674     $  16,500(7)                 --         51,142(5)     $10,090
                          and Chief         1999      $108,022            --                    --        100,000         $2,021
                          Financial         1998      $ 24,103            --                    --             --             --
                          Officer

Nicholas A. Pagon.(9)     Former Senior     2000      $161,011            --                    --          1,364(5)      $6,143
                          Vice President    1999      $133,442            --                    --         90,000         $2,822
                          of Broadcast      1998      $ 92,358            --                    --         80,000         $2,027
                          Television

- -------------
(1) During 2000, an aggregate of 858 and 5,012 shares were granted to Messrs. Lodge and Verlin, respectively, on January 1, 2000. Based upon the closing price of the Class A common stock on December 29, 2000 of $25.75 per share, the shares awarded to Messrs. Lodge and Verlin during fiscal 2000 had a value of $22,093.50 and $129,059, respectively, on December 31, 2000. During 1999, 6,328, 2,938 and 5,062 shares were issued to Messrs. Marshall Pagon, Lodge and Verlin. During 1998, 7,218, 2,886 and 10,304 shares were issued to Messrs. Marshall Pagon, Lodge and Verlin, respectively. Generally, awards made under Pegasus' restricted stock plan vest based upon years of service with Pegasus from the date of initial employment. Shares issued are vested 34% after two years of employment, an additional 33% after three years of employment and the remaining 33% vests upon four years of employment. As a consequence, all awards made to Messrs. Pagon and Verlin in 1998 and 1999 and Mr. Verlin in 2000 were fully vested on the date of grant. Mr. Lodge's employment with Pegasus began on July 1, 1996. Consequently, Mr. Lodge's awards granted in fiscal 1998, 1999 and 2000 were fully vested as of July 1, 2000, with the exception of 308 shares representing a special recognition award issued in 1999, which was fully vested upon issuance. The number of shares listed above have been adjusted to reflect the 2-for-1 stock split effective as of May 30, 2000.

(2) Adjusted to reflect stock split effective as of May 30, 2000.

(3) Unless otherwise indicated, the amounts listed represent Pegasus' contributions under its U.S. 401(k) plan.

(4) Represents the value of benefits received related to the plane available for use by Pegasus.

(5) Represents options issued under the restricted stock plan in lieu of receiving the award in cash or stock. In 2000, Messrs. Marshall Pagon, Smith and Nicholas Pagon received options to purchase 6,822, 1,142 and 1,364 shares, respectively. Options granted pursuant to Pegasus' restricted stock plan vest based upon years of service with Pegasus from the date of initial employment. Options issued are vested 34% after two years of employment, an additional 33% after three years of employment and the remaining 33% vest upon four years of employment. As a consequence, the options issued to Mr. Marshall Pagon were fully vested as of the date of grant, January 1, 2000. The options issued to Mr. Smith will be fully vested in September 2002. Due to Mr. Nicholas Pagon's resignation from Pegasus, 67% of his option grant was vested as of the date of his resignation. For information regarding exercise price and expiration date of these options, see the table below entitled "Option Grants in 2000."

(6) Of the amounts listed for Marshall W. Pagon in each of the years of 2000, 1999 and 1998, $53,728 represents the actuarial benefit to Mr. Pagon of premiums paid by Pegasus in connection with the split dollar agreement entered into by Pegasus with the trustees of insurance trust established by Mr. Pagon. See ITEM 13: Certain Relationships and Related Transactions - Split Dollar Agreement. The remainder represents Pegasus' contributions under its U.S. 401(k) plan.

(7) Subject to limitations specified in Pegasus' restricted stock plan, an executive officer may elect to receive all or a portion of the award in the form of cash, stock or an option to purchase shares. The amounts listed reflect the cash portion of discretionary awards granted under the restricted stock plan.

(8) Kasin Smith became an employee of Pegasus on September 8, 1998.

(9) Nicholas A. Pagon became an employee of Pegasus on February 15, 1999 and resigned from Pegasus on March 23, 2001.

                             Option Grants in 2000

         Pegasus granted options to employees to purchase a total of 1,950,252 shares during 2000 of which 1,942,410 shares were granted under Pegasus' stock option plan and 7,842 were granted under Pegasus' restricted stock plan. The amounts set forth below in the columns entitled "5%" and "10%" represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

                                                                                   Potential Realizable Value
                                                                                   at Assumed Annual Rates of
                                                                                             Stock
                                                                                     Price Appreciation for
                                          Individual Grants                               Option Term
                     -----------------------------------------------------------------------------------------
                                        % of Total
                        Number of         Options
                        Securities      Granted to      Exercise
                        Underlying     Employees in      Price       Expiration
       Name          Options Granted    Fiscal Year    Per Share        Date           5%             10%
       ----          ---------------    -----------    ---------        ----           --             ---
Marshall W. Pagon...   150,000             7.7%         $22.00       12/14/2010   $2,075,352     $5,259,350
                         6,822             0.3%         $48.88       01/01/2005            0             0

Ted S. Lodge........    75,000             3.8%         $22.00       12/14/2010   $1,037,676     $2,629,675

Howard E. Verlin....    75,000             3.8%         $22.00       12/14/2010   $1,037,676     $2,629,675

Kasin Smith ........    50,000             2.6%         $22.00       12/14/2010     $691,784     $1,753,117
                         1,142             0.1%         $48.88       01/01/2005            0             0
Nicholas A. Pagon...     1,364             0.1%         $48.88       01/01/2005            0             0

         The table below shows aggregated stock option exercises by the named executive officers in 2000 and 2000 year end values. In-the-money options, which are listed in the last two columns, are those in which the fair market value of the underlying securities exceeds the exercise price of the option. The closing price of Pegasus' Class A common stock on December 29, 2000, was $25.75 per share.

                                   Aggregate Option Exercises in 2000 and 2000 Year-End Option Values

                                                      Number of Securities         Value of the Unexercised
                                                     Underlying Unexercised        In-the-Money Options at
                                                   Options at Fiscal Year End          Fiscal Year End
                     -----------------------------------------------------------------------------------------
                       Shares
                      Acquired
                         on           Value
       Name           Exercise      Realized       Exercisable   Unexercisable   Exercisable    Unexercisable
       ----           --------      --------       -----------   -------------   -----------    -------------
Marshall W. Pagon...         0          -          437,156         439,666       $5,195,700     $2,509,500
Ted S. Lodge........         0          -          246,207         198,793       $3,181,635     $1,066,815
Howard E. Verlin....    36,360     $1,586,205      176,514         212,126       $1,842,945     $1,066,815
Kasin Smith ........         0          -           34,255         117,087         $104,638      $385,500
Nicholas A. Pagon ..         0          -           69,581         101,783         $542,000      $753,000

Compensation Committee Interlocks and Insider Participation

         During 2000, the compensation committee of the board of directors generally made decisions concerning executive compensation of executive officers. The compensation committee consisted of James J. McEntee, III, Harry
F. Hopper III, and, since June 2, 2000, Robert F. Benbow. Mr. Benbow is associated with affiliates of Alta Communications that were formerly stockholders of Golden Sky. See ITEM 13 - Certain Relationships and Related Transactions - Acquisition of Golden Sky Holdings, Inc.

Compensation of Directors

         Under Pegasus' by-laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the board of directors. Pegasus currently pays its directors who are not employees or officers of Pegasus an annual retainer of $10,000 plus $750 for each board meeting attended in person, $375 for each meeting of a committee of the board and $375 for each board meeting held by telephone. The annual retainer is payable, at each director's option, in cash or in the form of options to purchase Pegasus' Class A common stock. Pegasus also reimburses each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the board or committee of the board.

         On December 14, 2000, Robert F. Benbow, William P. Collatos, Harry F. Hopper III, James J. McEntee, III, Mary C. Metzger, William P. Phoenix, Riordon
B. Smith and Robert N. Verdecchio, who were then all of Pegasus' non-employee directors, each received options to purchase 10,000 shares of Class A common stock under Pegasus' Stock Option Plan. Each option vests in annual installments of 5,000 shares beginning on the first anniversary of the date of grant, and was issued at an exercise price of $22.00 per share, the closing price of the Class A common stock on the date prior to the date of the grant, and is exercisable until the tenth anniversary from the date of grant.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pegasus Communications owns all of the outstanding common stock of our company.

         Information regarding security ownership of certain beneficial owners and management of Pegasus Communications is incorporated herein by reference to Pegasus Communications Proxy statement filed in March 2000.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Split Dollar Agreement

         In December 1996, Pegasus entered into a split dollar agreement with the trustees of an insurance trust established by Marshall W. Pagon. Under the split dollar agreement, Pegasus agreed to pay a portion of the premiums for certain life insurance policies covering Mr. Pagon owned by the insurance trust. The agreement provides that Pegasus will be repaid for all amounts it expends for such premiums, either from the cash surrender value or the proceeds of the insurance policies. The actuarial benefit to Mr. Pagon of premiums paid by Pegasus amounted to $53,728 in each of the years of 1998, 1999 and 2000.

Relationship with W.W. Keen Butcher and Affiliated Entities

         Pegasus entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon and Nicholas A. Pagon, who until March 23, 2001 was a Senior Vice President of Pegasus, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement as modified in 1999, Pegasus agreed to provide and maintain collateral for up to $8.0 million in principal amount of bank loans to Mr. Butcher, his affiliated entities and the minority owner. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher for the acquisition of television broadcast stations to be programmed by Pegasus pursuant to local marketing agreements.

         Under this arrangement, on November 10, 1998, Pegasus sold to one of the Butcher companies the FCC license for the television station then known as WOLF for $500,000 and leased certain related assets to the Butcher company, including leases and subleases for studio, office, tower and transmitter space and equipment, for ongoing rental payments of approximately $18,000 per year plus operating expenses. WOLF is now known as WSWB and is one of the television stations serving the Wilkes Barre/Scranton, Pennsylvania designated market area that is programmed by Pegasus. Mr. Butcher and the minority owner borrowed the $500,000 under the loan collateral arrangement described above. Concurrently with the closing under the agreement described above, one of the Butcher companies assumed a local marketing agreement, under which Pegasus provides programming to WSWB and retains all revenues generated from advertising in exchange for payments to the Butcher company of $4,000 per month plus reimbursement of certain expenses. The term of the local marketing agreement is three years, with two three-year automatic renewals. The Butcher company also granted Pegasus an option to purchase the station license and assets if it becomes legal to do so for the costs incurred by the Butcher company relating to the station, plus compound interest at 12% per year.

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

         Pegasus currently provides programming under a local marketing agreement to television station WPME. Under the local marketing agreement, Pegasus also holds an option to purchase WPME. One of the Butcher companies acquired WPME and the FCC license from the prior owner in February 2001. Pegasus believes that the WOLF and WFXU transactions were done at fair value and that any future transactions that may be entered into with the Butcher companies or similar entities, including the WPME transaction as described, will also be done at fair value.

Acquisition of Golden Sky Holdings, Inc.

         On May 5, 2000, Pegasus acquired Golden Sky Holdings, Inc. through the merger of Golden Sky Holdings, Inc. with a subsidiary of Pegasus. Prior to the merger, Golden Sky was the second largest independent provider of DIRECTV. Golden Sky operates in 24 states and its territories includes approximately 1.9 million households and 392,100 subscribers.

         In connection with the merger Pegasus issued approximately 12.2 million shares of its Class A common stock, including stock options, to stockholders and former employees of Golden Sky. Pegasus also granted registration rights to certain of Golden Sky's stockholders, including Alta and its affiliates and Spectrum and its affiliates. As a result of the Golden Sky merger and the amended voting agreement described below, Robert F. Benbow and William P. Collatos were elected to Pegasus' board of directors.

Voting Agreement

         In connection with Pegasus Satellite's acquisitions of Digital Television Services in 1998 and of Golden Sky in 2000, some of the principal stockholder groups of those two companies entered into, and later amended, a voting agreement with Pegasus Satellite and Mr. Marshall W. Pagon. The voting agreement provided those stockholder groups the right to designate members of Pegasus Communications' board of directors and required Mr. Pagon to cause all shares of Class A and Class B common stock whose vote he controls to be voted to elect those designees.

         Because of later events, only affiliates of Alta Communications currently have the right to designate a director. They have designated Mr. Benbow. Mr. Collatos was designated by Spectrum Equity Partners, but will not be renominated at the 2001 annual meeting of stockholders of Pegasus. Mr. Smith was designated by Fleet Venture Resources, but has resigned from the board of directors effective February 16, 2001, and Fleet is no longer party to the amended voting agreement.

         Under the amended voting agreement, Mr. Pagon has the right to designate four directors. His designees are currently himself and Messrs. Hopper, Lodge and Verdecchio. Currently, Messrs. McEntee and Phoenix and Ms. Metzger are independent directors, as defined in the voting agreement. Mr. Hopper, prior to May 2000, was the designee of one of the former stockholders of Digital Television Services. At Pegasus' 2001 annual meeting of stockholders, Mr. Hopper will be proposed for election as an independent director, as defined by the voting agreement, and if Mr. Hopper is so elected, Mr. Pagon will have the right to designate another director to the board.

Communications License Re-Auction

         Pegasus PCS Partners, LP, a partnership owned and controlled by Marshall W. Pagon, holds personal communications system licenses in Puerto Rico. Pegasus Development Corporation has made an initial investment of approximately $4.8 million in Pegasus PCS Partners in return for certain of the limited partnership interests of Pegasus PCS Partners. Pegasus itself did not meet the qualification criteria for the FCC's re-auction in which Pegasus PCS Partners acquired one of its two licenses. Pegasus Satellite's interest in Pegasus PCS Partners was distributed to Pegasus Communications in connection with the February 2001 holding company reorganization as a result of the distribution of the stock of Pegasus Development Corporation from Pegasus Satellite to Pegasus Communications. In February 2001, Pegasus PCS Partners sold one of its licenses. It is anticipated that the other license will be sold in the second quarter of 2001. Aggregate consideration for the sale of the two licenses is expected to amount to approximately $30.0 million.

CIBC World Markets Corp. and Affiliates

         William P. Phoenix, a director of Pegasus, is a Managing Director of CIBC World Markets Corp. CIBC World Markets and its affiliates have provided various services to Pegasus and its subsidiaries since the beginning of 1997. CIBC World Markets has historically performed a number of services for Pegasus, including serving in the year 2000 and the first quarter of 2001 as dealer manager and information agent for an exchange offer of 12-3/4% Series A cumulative exchangeable preferred stock of Pegasus Satellite Communications, Inc. for Pegasus Communications Corporation's 12-3/4% Series A Cumulative Exchangeable Preferred Stock issued in connection with the holding company reorganization. CIBC World Markets received customary commissions for serving in this capacity.

         CIBC World Markets has also performed the following services for
Pegasus:

         o acted as one of the initial purchasers in Pegasus' January 2000 Rule 144A offering of $300.0 million in aggregate liquidation preference of Series C convertible preferred stock;

         o agreed to purchase, any and all Golden Sky notes, if any, tendered in response to Golden Sky's offer to purchase such notes;

         o issued letters of credit in connection with bridge financing obtained by Pegasus;

         o provided fairness opinions to Pegasus and/or its affiliates in connection with certain intercompany loans and other intercompany transactions;

         o acted as lender in connection with the Pegasus Media & Communications credit facility;

         o provided a fairness opinion in connection with the Golden Sky merger; and

         o acted as Administrative Agent in connection with a credit facility of Digital Television Services.

         In the first quarter of 2001 and during 2000, for services rendered, Pegasus or its subsidiaries paid to CIBC World Markets an aggregate of $250,000 and $4.4 million, respectively, in fees. Pegasus believes that all fees paid to CIBC World Markets in connection with the transactions described above were customary. Pegasus anticipates that it or its subsidiaries may engage the services of CIBC World Markets in the future.

Investment in Personalized Media Communications, L.L.C. and Licensing of Patents

         On January 13, 2000, Pegasus made an investment in Personalized Media Communications, L.L.C. Personalized Media is an advanced communications technology company that owns as intellectual property portfolio consisting of seven issued U.S. patents and over 10,000 claims submitted in several hundred pending U.S. patent applications. A majority of pending claims are based on a 1981 filing date, with the remainder based on a 1987 filing date. Mary C. Metzger, Chairman of Personalized Media and a member of Pegasus' board of directors, and John C. Harvey, Managing Member of Personalized Media and Ms. Metzger's husband, own a majority of and control Personalized Media as general partners of the Harvey Family Limited Partnership.

         A subsidiary of Personalized Media granted Pegasus an exclusive license for the distribution of satellite based services using Ku band BSS frequencies at the 101(degree), 110(degree) and 119(degree) west longitude orbital locations and Ka band FSS frequencies at the 99(degree), 101(degree), 103(degree) and 125(degree) west longitude orbital locations, which frequencies have been licensed by the FCC to affiliates of Hughes Electronics Corporation. In addition, Personalized Media granted to Pegasus the right to license on an exclusive basis and on favorable terms the patent portfolio of Personalized Media in connection with other frequencies that may be licensed to Pegasus in the future.

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

         Pegasus acquired preferred interests of Personalized Media for approximately $14.3 million in cash, 400,000 shares of Pegasus' Class A common stock and warrants to purchase 2.0 million shares of Pegasus' Class A common stock at an exercise price of $45.00 per share and with a term of ten years. After certain periods of time, Personalized Media may redeem the preferred interests, and Pegasus may require the redemption of preferred interests, in consideration for Personalized Media's transfer to Pegasus of Personalized Media's ownership interest in its wholly-owned subsidiary that holds the exclusive license from Personalized Media for the rights that are licensed to Pegasus. Pegasus may also be required to make an additional payment to Personalized Media if certain contingencies occur that Pegasus believes are unlikely to occur. Because of the speculative nature of the contingencies, it is not possible to estimate the amount of any such additional payments, but in some cases it could be material. As part of the transaction, Personalized Media is entitled to designate one nominee to serve on Pegasus' board of directors. Mary
C. Metzger is currently serving as Personalized Media's designee.

Other Transactions

         In 1999, Pegasus loaned $199,999 to Nicholas A. Pagon, Pegasus' Senior Vice President of Broadcast Operations, bearing interest at the rate of 6% per annum, with the principal amount due on the fifth anniversary of the date of the promissory note. Mr. Pagon was required to use half of the proceeds of the loan to purchase shares of Pegasus' Class A common stock, and the loan is collateralized by those shares. The balance of the loan proceeds may be used at Mr. Pagon's discretion. Mr. Pagon resigned from Pegasus as of March 23, 2001.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Schedule II - Valuation and Qualifying Accounts........................     S-1


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits

Exhibit
Number        Description of Document
- ------        -----------------------

2.1 Agreement and Plan of Merger dated January 10, 2000, as amended on January 25, 2000, by and among Pegasus Communications Corporation, Golden Sky and certain stockholders of Pegasus Communications Corporation and Golden Sky (which is incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

2.2 Asset Purchase Agreement dated as of May 15, 2000, among Centennial Puerto Rico Cable TV Corp., Pegasus Communications Corporation, Pegasus Cable Television of San German, Inc. and MCT Cablevision, Limited Partnership. (Schedules have been omitted but will be provided to the SEC upon request) (which is incorporated herein by reference to Exhibit 2.1 to the 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated September 15, 2000).

2.3* Agreement and Plan of Merger among Pegasus Communications Corporation, Pegasus Holdings Corporation I and Pegasus Merger Sub, Inc. dated as of February 22, 2001.

3.1 Amended and Restated Certificate of Incorporation of Pegasus Satellite Communications, Inc. (included in Exhibit 2.3 above).

3.2*          By-Laws of Pegasus Satellite Communications, Inc.

3.3* Certificate of Designation, Preferences and Rights of 12.75% Series A Cumulative Exchangeable Preferred Stock of Pegasus Satellite Communications, Inc.

3.4* Certificate of Designation, Preferences and Rights of 12.75% Series B Cumulative Exchangeable Preferred Stock of Pegasus Satellite Communications, Inc.

3.5* Amended and Restated Certificate of Incorporation of Pegasus Communications Corporation.

3.6*          By-Laws of Pegasus Communications Corporation.

3.7* Certificate of Designation, Preferences and Rights of Series B Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation.

3.8* Certificate of Designation, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 6-1/2% Series C Convertible Preferred Stock of Pegasus Communications Corporation.

3.9* Certificate of Designation, Preferences and Rights of Series D Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation.

3.10* Certificate of Designation, Preferences and Rights of Series E Junior Convertible Participating Preferred Stock of Pegasus Communications Corporation.

4.1 Indenture, dated as of July 7, 1995, by and among Pegasus Media & Communications, Inc., the Guarantors (as this term is defined in the Indenture), and First Fidelity Bank, National Association, as Trustee, relating to the 12-1/2% Series B Senior Subordinated Notes due 2005 (including the form of Notes and Subsidiary Guarantee) (which is incorporated herein by reference to Exhibit
              4.1 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

4.2 Form of 12-1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

4.3 Form of Subsidiary Guarantee with respect to the 12-1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

4.4 Form of Indenture by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the Exchange Notes (included in Exhibits 3.3 and 3.4 above).

4.5 Indenture, dated as of October 21, 1997, by and between Pegasus Communications Corporation and First Union National Bank, as trustee, relating to the 9-5/8% Senior Notes due 2005 (which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form 8-K dated September 8, 1997 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation)).

4.6 Indenture, dated as of November 30, 1998, by and between Pegasus Communications Corporation and First Union National Bank, as trustee, relating to the 9-3/4% Senior Notes due 2006 (which is incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-70949)).

4.7 Indenture, dated as of November 19, 1999, by and between Pegasus Communications Corporation and First Union National Bank, as Trustee, relating to the 12-1/2% Senior Notes due 2007 (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-94231)).

4.8 Indenture, dated as of July 31, 1998, by and among Golden Sky Systems, Inc., as issuer, Argos Support Services Company, as guarantor, PrimeWatch, Inc., as guarantor, and State Street Bank and Trust Company of Missouri, N.A., as trustee, relating to the 12-3/8% Senior Subordinated Notes due 2006, Series A and 12-3/8% Senior Subordinated Notes due 2006, Series B of Golden Sky Systems, Inc. (which is incorporated herein by reference to Exhibit 4.1 to Golden Sky System's Registration Statement on Form S-4 (File No. 333-64367)).

4.9 Form of 12-3/8% Senior Subordinated Note due 2006, Series B of Golden Sky Systems, Inc. (which is incorporated herein by reference to Exhibit 4.1 to Golden Sky System's Registration Statement on Form S-4 (File No. 333-64367)).

4.10 Indenture, dated as of February 19, 1999, between Golden Sky DBS, Inc., as issuer, and United States Trust Company of New York, as trustee, relating to Golden Sky DBS, Inc.'s 13-1/2% Senior Discount Notes due 2007, Series A, and 13-1/2% Senior Discount Notes due 2007, Series B (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Golden Sky DBS, Inc. (File No. 333-76413)).

4.11 Form of 13-1/2% Senior Discount Note due 2007, Series B of Golden Sky DBS, Inc. (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Golden Sky DBS, Inc. (File No. 333-76413)).

4.12 Amended and Restated Voting Agreement, dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S BY S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

4.13 Registration Rights Agreement dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S BY S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

10.1 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality)).

10.2 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

10.3 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

10.4 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.5+ Pegasus Communications Corporation Restricted Stock Plan (as amended and restated generally effective as of December 18, 1998) (which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated August 13, 1999).

10.6+ Pegasus Communications Corporation 1996 Stock Option Plan (as amended and restated effective as of April 23, 1999) (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated August 13, 1999).

10.7 Warrant Agreement dated as of January 27, 1997, between Pegasus Communications Corporation and First Union National Bank, as Warrant Agent (which is incorporated herein by reference to Exhibit 10.32 to the Registration Statement on Form S-1 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-70949)).

10.8 Class B Preferred Unit Subscription Agreement between Pegasus Communications Corporation and Personalized Media Communications, L.L.C. dated January 10, 2000 (which is incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.9 Amendment No. 1, dated January 24, 2000, to the Class B Preferred Unit Subscription Agreement between Pegasus Communications Corporation and Personalized Media Communications, L.L.C. dated January 10, 2000 (which is incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.10 Patent License Agreement dated January 13, 2000, between PMC Satellite Development, L.L.C. and Personalized Media Communications L.L.C. (which is incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.11 Second Amended and Restated Operating Agreement of Personalized Media Communications, L.L.C. dated January 13, 2000, between Pegasus Communications Corporation and Personalized Media Communications L.L.C. (which is incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.12 PMC Warrant Agreement dated January 13, 2000, between Pegasus Communications Corporation and Personalized Media Communications, L.L.C. (which is incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.13 Agreement, effective as of September 13, 1999, by and among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Services, Inc. (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated November 12, 1999 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation)).

10.14 Amendment dated December 30, 1999, to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Securities, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.15 Patent License Agreement dated January 13, 2000 between PMC Satellite Development, L.L.C. and Pegasus Development Corporation (which is incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.16* First Supplemental Warrant Agreement between Pegasus Holdings Corporation I and First Union National Bank, dated February 22, 2001.

21.1*         Subsidiaries of Pegasus Satellite Communications, Inc.

21.2*         Subsidiaries of Pegasus Communications Corporation.

23.1*         Consent of PricewaterhouseCoopers LLP.

24.1*         Powers of Attorney (included in Signatures and Powers of
              Attorney).
- ---------
*        Filed herewith.
+        Indicates a management contract or compensatory plan.

         (b)      Reports on Form 8-K.

         On November 13, 2000, Pegasus Satellite (formerly named Pegasus Communications Corporation) filed a Current Report on Form 8-K dated November 9, 2000 reporting the following: (i) under Item 5 its intention to make an exchange offer to the holders of its 12.75% Series A Cumulative Exchangeable Preferred Stock, its intention to effect a new holding company structure under Section 251(g) of the Delaware General Corporation Law, and in connection therewith, the formation of a new broadband subsidiary, (ii) under Item 7, exhibits containing Pegasus' press releases, and (iii) under Item 9, Pegasus Satellite reported that it had provided incorrect information on a conference call on November 9, 2000.

          On December 5, 2000, Pegasus Satellite (formerly named Pegasus Communications Corporation) filed a Current Report on Form 8-K dated December 4, 2000 reporting the following: (i) on Item 5 the filing of a patent infringement lawsuit against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation, and (ii) on Item 7, exhibits containing a copy of the Complaint filed in the lawsuit regarding the matter described in the foregoing, and the press release announcing the filing of the lawsuit described in the foregoing.

          On December 19, 2000, Pegasus Satellite (formerly named Pegasus Communications Corporation) filed a Current Report on Form 8-K dated December 19, 2000 reporting the following: (i) on Item 5 the announcement in a press release that it launched its previously announced offer to issue shares of a newly issued series of preferred stock in exchange for the Series A preferred stock to be issued by its new holding company upon completion of its holding company reorganization and that it anticipated completed its reorganization of its existing businesses under a newly created holding company by the end of January 2001, and (ii) on Item 7, exhibits containing press releases describing the foregoing matters.

                        SIGNATURES AND POWERS OF ATTORNEY

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEGASUS SATELLITE COMMUNICATIONS, INC.

                                    By: /s/ Marshall W. Pagon
                                        -------------------------------------
                                        Marshall W. Pagon
                                        Chairman of the Board,
                                        Chief Executive Officer and President
Date: April 2, 2001

         Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints Marshall W. Pagon, M. Kasin Smith, Ted S. Lodge and Scott A. Blank and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that each of such attorneys-in-fact and agents or his substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marshall W. Pagon                       Chairman of the Board, Chief
- ------------------------------------        Executive Officer and President             April 2, 2001
Marshall W. Pagon                           (Principal Executive Officer)


/s/ Ted S. Lodge                            Executive Vice President, Chief
- ------------------------------------        Administrative Officer, Secretary           April 2, 2001
Ted S. Lodge                                Director



/s/ M. Kasin Smith                          Vice President and Chief                    April 2, 2001
- ------------------------------------        Financial Officer
M. Kasin Smith                              (Principal Financial and
                                            Accounting Officer)

/s/ Robert F. Benbow                        Director                                    April 2, 2001
- ------------------------------------
Robert F. Benbow

/s/ William P. Collatos                     Director                                    April 2, 2001
- ------------------------------------
William P. Collatos

/s/ Harry F. Hopper III                     Director                                    April 2, 2001
- ------------------------------------
Harry F. Hopper III

/s/ James J. McEntee, III                   Director                                    April 2, 2001
- ------------------------------------
James J. McEntee, III

/s/ Mary C. Metzger                         Director                                    April 2, 2001
- ------------------------------------
Mary C. Metzger

/s/ William P. Phoenix                      Director                                    April 2, 2001
- ------------------------------------
William P. Phoenix

/s/ Robert N. Verdecchio                    Director                                    April 2, 2001
- ------------------------------------
Robert N. Verdecchio

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                 Page
                                                                                                 ----
Financial Statements:

Report of Independent Accountants.......................................................         F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000............................         F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 1998, 1999 and 2000........................................................         F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 1998, 1999 and 2000........................................................         F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1999 and 2000........................................................         F-6

Notes to Consolidated Financial Statements..............................................         F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended
December 31, 1998, 1999 and 2000........................................................         S-1

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Pegasus Satellite Communications, Inc.:

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1, present fairly, in all material respects, the financial position of Pegasus Satellite Communications, Inc. (formerly Pegasus Communications Corporation) and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As described in Note 2, the Company has restated its financial statements as of and for the years ended December 31, 1999 and 1998.









PricewaterhouseCoopers LLP


Philadelphia, PA
February 27, 2001

                     Pegasus Satellite Communications, Inc.
                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                                                                December 31,
                                                                                             1999          2000
                                                                                          -----------   ----------
                                           ASSETS                                        (as restated,
                                                                                          see Note 2)
Current assets:
    Cash and cash equivalents                                                             $  40,453     $  214,361
    Restricted cash                                                                           2,379          9,071
    Accounts receivable, less allowance for doubtful accounts of $1,410 and $3,303,
     respectively                                                                            31,984         57,643
    Inventory                                                                                10,020         16,854
    Program rights                                                                            4,373          4,268
    Deferred income taxes                                                                         -            699
    Prepaid expenses and other                                                                4,597         12,778
                                                                                          ---------     ----------
      Total current assets                                                                   93,806        315,674

Property and equipment, net                                                                  44,415         64,609
Intangible assets, net                                                                      704,219      2,036,208
Deferred financing costs, net                                                                23,831         30,066
Program rights                                                                                5,732          4,955
Investment in affiliates                                                                      4,598        116,364
Investment in marketable equity securities                                                        -         18,199
Deposits and other                                                                            5,237         19,311
                                                                                          ---------     ----------
    Total assets                                                                          $ 881,838     $2,605,386
                                                                                          =========     ==========
                LIABILITIES, REDEEMABLE PREFERRED STOCKS AND EQUITY (DEFICIT)
Current liabilities:
    Current portion of long-term debt                                                     $  15,488     $   10,891
    Current portion of program rights payable                                                 4,446          4,000
    Taxes payable                                                                                 -         29,620
    Accounts payable                                                                          8,999          9,782
    Accrued interest                                                                         11,592         29,264
    Accrued satellite programming, fees and commissions                                      37,885        104,627
    Accrued expenses                                                                         14,139         32,453
    Amounts due seller                                                                        6,729            684
                                                                                          ---------     ----------
      Total current liabilities                                                              99,278        221,321

Long-term debt                                                                              668,926      1,171,967
Finance obligation                                                                                -         36,121
Program rights payable                                                                        4,211          4,077
Deferred income taxes                                                                             -        145,912
                                                                                          ---------     ----------
     Total liabilities                                                                      772,415      1,579,398
                                                                                          ---------     ----------
Commitments and contingent liabilities (see Note 17)

Minority interest                                                                             3,000            911

Redeemable preferred stocks                                                                 142,734        490,646

Stockholders' equity (deficit):
    Class A common stock; $0.01 par value; 250.0 million shares authorized; shares issued: 30,433,020 and 45,957,464, respectively; shares outstanding: 30,424,514
      and 45,942,227, respectively                                                              152            459
    Class B common stock; $0.01 par value; 30.0 million shares authorized; 9,163,800
      issued and outstanding                                                                     46             92
    Non-voting common stock; $0.01 par value; 200.0 million shares authorized                     -              -
    Additional paid-in capital                                                              237,566        979,461
    Accumulated deficit                                                                    (273,888)      (432,910)
    Accumulated other comprehensive loss, net of income tax benefit of $7,340                     -        (11,976)
    Class A common stock in treasury, at cost; 8,506 and 15,237 shares, respectively           (187)          (695)
                                                                                          ---------     ----------
      Total stockholders' equity (deficit)                                                  (36,311)       534,431
                                                                                          ---------     ----------
    Total liabilities, redeemable preferred stocks and
      stockholders' equity (deficit)                                                      $ 881,838     $2,605,386
                                                                                          =========     ==========

          See accompanying notes to consolidated financial statements.

                             Pegasus Satellite Communications, Inc.
                  Consolidated Statements of Operations and Comprehensive Loss
                              (In thousands, except per share data)

                                                                   Year Ended December 31,
                                                               1998          1999         2000
                                                            -----------   ----------    --------
Net revenues:                                               (as restated, see Note 2)
    DBS                                                      $147,142    $ 286,353     $ 582,075
    Broadcast                                                  34,311       36,415        35,433
                                                             --------    ---------     ---------
      Total net revenues                                      181,453      322,768       617,508

Operating expenses:
    DBS
       Programming, technical, general and administrative     102,419      201,158       407,177
       Marketing and selling                                   45,706      117,774       169,998
       Depreciation and amortization                           55,138       76,835       185,422
       Other                                                    1,159        1,592         5,281
    Broadcast
       Programming, technical, general and administrative      18,056       22,812        24,393
       Marketing and selling                                    5,993        6,304         7,612
       Depreciation and amortization                            4,557        5,144         5,133
       Other                                                      177           57           498
    Corporate expenses                                          3,614        5,589         9,428
    Corporate depreciation and amortization                     2,105        3,119         1,566
    Development costs                                               -          386         4,630
    Other expense                                               1,409        1,995         5,332
                                                             --------    ---------     ---------
      Loss from operations                                    (58,880)    (119,997)     (208,962)

Interest expense                                              (44,559)     (64,904)     (122,102)
Interest income                                                 1,586        1,356        15,245
Other non-operating income (expense), net                           -         (201)          170
                                                             --------    ---------     ---------
    Loss from continuing operations before income taxes
      and extraordinary items                                (101,853)    (183,746)     (315,649)

(Benefit) expense for income taxes                            (37,051)         496      (101,989)
                                                             --------    ---------     ---------
    Loss from continuing operations before extraordinary
      items                                                   (64,802)    (184,242)     (213,660)
Discontinued operations:
    Income from operations of cable segment, net of income
      tax expense of $398 in 1998, $0 in 1999 and $632
      in 2000                                                     649        2,128         1,031
    Gain on disposal of cable segment, net of income
       tax expense of $9,396 in 1998 and $0 in 2000            15,331            -        59,361
                                                             --------    ---------     ---------
    Loss before extraordinary items                           (48,822)    (182,114)     (153,268)

Extraordinary loss from extinquishment of debt, net of
    income tax benefit of $0 in 1999 and $3,526 in 2000             -       (6,178)       (5,754)
                                                             --------    ---------     ---------
    Net loss                                                  (48,822)    (188,292)     (159,022)

Other comprehensive loss:
    Unrealized loss on marketable equity securities, net of
      income tax benefit of $7,340                                  -            -       (11,976)
                                                             --------    ---------     ---------
    Comprehensive loss                                       $(48,822)   $(188,292)    $(170,998)
                                                             =========   =========     =========
Basic and diluted per common share amounts:
    Loss from continuing operations, including deemed
      dividends, preferred stock dividends and accretion       $(2.81)      $(5.32)       $(5.11)
    Income from discontinued operations                          0.02         0.05          0.02
    Gain on disposal of discontinued operations                  0.54            -          1.19
                                                             --------    ---------     ---------
    Loss before extraordinary items, including deemed
      dividends, preferred stock dividends and accretion        (2.25)       (5.27)        (3.90)

    Extraordinary loss                                              -        (0.16)        (0.11)
                                                             --------    ---------     ---------
    Net loss applicable to common shares                     $  (2.25)   $   (5.43)    $   (4.01)
                                                             ========    =========     =========
    Weighted average number of common shares outstanding       28,260       37,750        49,840
                                                             ========    =========     =========

          See accompanying notes to consolidated financial statements.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                    Class A          Class B
                                                  Common Stock     Common Stock                                   Accumulated
                                                ------------------------------------   Additional                     Other
                                                   Number    Par     Number    Par       Paid-In    Accumulated   Comprehensive
                                                 of Shares  Value  of Shares   Value     Capital      Deficit         Loss
                                                --------------------------------------------------------------------------------
Balances at January 1, 1998                        5,740     $57     4,582     $  46    $   64,035   $   (36,774)    $      -
Net loss (as restated, see Note 2)                                                                       (48,822)
Issuance of Class A common stock due to:
  Acquisitions                                     5,509      55                           119,641
  Incentive compensation and awards                   67       1                             1,414
Paid and accrued dividends on Series A
  preferred stock                                                                          (14,764)
Issuance of warrants and options due to
  acquisitions                                                                               3,545
                                                --------------------------------------------------------------------------------
Balances at December 31, 1998                     11,316     113     4,582        46       173,871       (85,596)           -

Net loss (as restated, see Note 2)                                                                      (188,292)
Issuance of Class A common stock due to:
  Secondary offering                               3,616      36                            74,857
  Acquisitions                                        12       -                               550
  Exercise of warrants and options                   220       2                             2,781
  Incentive compensation and awards                   52       1                             1,399
Paid and accrued dividends on Series A
  preferred stock                                                                          (16,706)
Issuance of warrants and options due to
  acquisitions                                                                                 814
Repurchase of Class A common stock
                                                --------------------------------------------------------------------------------
Balances at December 31, 1999                     15,216     152    4,582         46       237,566      (273,888)           -

Net loss                                                                                                (159,022)
Issuance of Class A common stock due to:
  Acquisitions                                     6,564      65                           619,933
  Investment in affiliate                            200       2                            18,773
  Exercise of warrants and options                 1,392      13                             3,219
  Conversion of preferred stock of subsidiary         67       1                             3,047
  Incentive compensation and awards                   67       1                             2,095
  Compensation related to stock options issued                                               3,490
  Two-for-one stock split                         22,170     222                              (222)
  Series C preferred stock dividends                 281       3                                (4)
Two-for-one stock dividend on Class B common
  stock                                                             4,582         46           (46)
Dividends on Series A preferred stock                                                      (18,903)
Accretion on Series A preferred stock                                                         (380)
Dividends on Series B preferred stock                                                          (57)
Dividends on Series D preferred stock                                                         (825)
Dividends on Series E preferred stock                                                         (372)
Issuance of options and warrants due to:
  Acquisitions                                                                              33,367
  Investment in affiliate                                                                   78,780
Unrealized loss on marketable equitable
  securities, net of income tax benefit of $7,340                                                                     (11,976)
Repurchase of Class A common stock
                                                --------------------------------------------------------------------------------
Balances at December 31, 2000                     45,957    $459    9,164      $  92      $979,461    $ (432,910)  $  (11,976)
                                                ================================================================================

[RESTUB]

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                                 (In thousands)


                                                      Treasury Stock
                                                   --------------------        Total
                                                      Number                Stockholders'
                                                     of Shares     Cost   Equity (Deficit)
                                                ------------------------------------------
Balances at January 1, 1998                                 -    $     -      $  27,364
Net loss (as restated, see Note 2)                                              (48,822)
Issuance of Class A common stock due to:
  Acquisitions                                                                  119,696
  Incentive compensation and awards                                               1,415
Paid and accrued dividends on Series A
  preferred stock                                                               (14,764)
Issuance of warrants and options due to
  acquisitions                                                                    3,545
                                                ------------------------------------------
Balances at December 31, 1998                               -          -         88,434

Net loss (as restated, see Note 2)                                             (188,292)
Issuance of Class A common stock due to:
  Secondary offering                                                             74,893
  Acquisitions                                                                      550
  Exercise of warrants and options                                                2,783
  Incentive compensation and awards                                               1,400
Paid and accrued dividends on Series A
  preferred stock                                                               (16,706)
Issuance of warrants and options due to
  acquisitions                                                                      814
Repurchase of Class A common stock                          4       (187)          (187)
                                                ------------------------------------------
Balances at December 31, 1999                               4       (187)       (36,311)

Net loss                                                                       (159,022)
Issuance of Class A common stock due to:
  Acquisitions                                                                  619,998
  Investment in affiliate                                                        18,775
  Exercise of warrants and options                                                3,232
  Conversion of preferred stock of subsidiary                                     3,048
  Incentive compensation and awards                        (5)       239          2,335
  Compensation related to stock options issued                                    3,490
  Two-for-one stock split                                                             -
  Series C preferred stock dividends                                                 (1)
Two-for-one stock dividend on Class B common
  stock                                                                               -
Dividends on Series A preferred stock                                           (18,903)
Accretion on Series A preferred stock                                              (380)
Dividends on Series B preferred stock                                               (57)
Dividends on Series D preferred stock                                              (825)
Dividends on Series E preferred stock                                              (372)
Issuance of options and warrants due to:
  Acquisitions                                                                   33,367
  Investment in affiliate                                                        78,780
Unrealized loss on marketable equitable
  securities, net of income tax benefit of $7,340                               (11,976)
Repurchase of Class A common stock                         16       (747)          (747)
                                                ------------------------------------------
Balances at December 31, 2000                              15     $ (695)     $ 534,431
                                                ==========================================

          See accompanying notes to consolidated financial statements.

                     Pegasus Satellite Communications, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                             Year Ended December 31,
                                                                                    1998              1999               2000
                                                                                -------------     --------------     --------------
                                                                                   (as restated, see Note 2)

Cash flows from operating activities:
    Net loss                                                                    $   (48,822)      $   (188,292)      $   (159,022)
    Adjustments to reconcile net loss
      to net cash used for operating activities:
      Extraordinary loss on extinguishment of debt                                        -              6,178              9,280
      Depreciation and amortization                                                  69,158             95,766            202,504
      Amortization of debt discount and deferred financing fees                       1,320              1,446             16,906
      Stock incentive compensation                                                    1,452              2,002              5,779
      Gain on sale of cable operations                                              (24,727)                 -            (87,361)
      Other                                                                               -                123               (521)
      Bad debt expense                                                                2,851              8,369             14,531
      Deferred income taxes                                                         (27,427)                 -           (106,553)
      Change in current assets and liabilities:
         Accounts receivable                                                         (6,464)           (18,982)           (33,008)
         Inventory                                                                   (3,105)            (4,422)            (5,144)
         Prepaid expenses and other                                                    (244)            (3,315)            (7,274)
         Taxes payable                                                                    -                  -             29,620
         Accounts payable and accrued expenses                                        9,922             22,481             58,937
         Accrued interest                                                             4,372             (5,873)            11,129
         Deposits and other                                                            (248)            (4,360)           (13,565)
                                                                                -----------       ------------       ------------
    Net cash used for operating activities                                          (21,962)           (88,879)           (63,762)
                                                                                -----------       ------------       ------------
Cash flows from investing activities:
       Acquisitions, net of cash acquired                                          (106,056)          (106,902)          (152,715)
       Capital expenditures                                                         (12,400)           (14,784)           (45,355)
       Purchase of intangible assets                                                 (6,117)            (4,552)          (107,947)
       Payments for programming rights                                               (2,561)            (3,452)            (4,442)
       Proceeds from sale of cable operations                                        30,133                  -            166,937
       Investment in affiliates                                                           -             (4,800)           (14,643)
       Other                                                                              -                509                450
                                                                                -----------       ------------       ------------
    Net cash used for investing activities                                          (97,001)          (133,981)          (157,715)
                                                                                -----------       ------------       ------------
Cash flows from financing activities:
       Proceeds from long-term debt                                                 100,000                  -              8,750
       Repayments of long-term debt                                                 (14,572)           (14,291)           (18,999)
       Borrowings on bank credit facilities                                          44,400            130,300            117,800
       Restricted cash, net of cash acquired                                          7,541             19,100              5,189
       Debt financing costs                                                          (7,551)            (3,608)            (9,762)
       Net proceeds from issuance of Class A common stock                                 -             77,677              3,232
       Net proceeds from issuance of Series C preferred stock                             -                  -            290,422
       Other                                                                           (399)              (370)            (1,247)
                                                                                -----------       ------------       ------------
    Net cash provided by financing activities                                       129,419            208,808            395,385
                                                                                -----------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                                 10,456            (14,052)           173,908
Cash and cash equivalents, beginning of year                                         44,049             54,505             40,453
                                                                                -----------       ------------       ------------
Cash and cash equivalents, end of year                                          $    54,505       $     40,453       $    214,361
                                                                                ===========       ============       ============


          See accompanying notes to consolidated financial statements.

                     Pegasus Satellite Communications, Inc.
                   Notes to Consolidated Financial Statements

1.   The Company

         The Company undertook a corporate reorganization on February 22, 2001 that is discussed in Note 21 and is now known as Pegasus Satellite Communications, Inc. (formerly Pegasus Communications Corporation). Pegasus Satellite Communications, Inc. (herein referred to as "Pegasus" or together with its subsidiaries "the Company") operates in growing segments of the media industry and is a direct subsidiary of Pegasus Communications Holdings, Inc. At December 31, 2000, Pegasus' principal direct wholly owned subsidiaries were Pegasus Media & Communications, Inc. ("PM&C"), Golden Sky Holdings, Inc. ("GSH") and Pegasus Development Corporation ("PDC"). Principal operating subsidiaries of PM&C are Pegasus Satellite Television, Inc. ("PST") and Pegasus Broadcast Television, Inc. ("PBT"). GSH, along with its subsidiaries Golden Sky Systems, Inc. ("GSS") and Golden Sky DBS, Inc. ("GSDBS"), was acquired by Pegasus in May 2000 (see Note 12). Digital Television Services, Inc. ("DTS") had been a principal direct operating subsidiary of Pegasus until it was merged with and into a subsidiary of PM&C in January 2000. As more fully discussed in Note 21, Pegasus contributed PDC to the new parent holding company that was formed in the corporate reorganization and PDC became a direct wholly owned subsidiary of that company.

         PST provides direct broadcast satellite television ("DBS") services to subscribers in various rural areas of the United States. PBT owns and/or programs broadcast television ("Broadcast") stations. These television stations are affiliated with the Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN") and The WB Television Network ("WB"). GSS provides DBS services to customers in various rural areas of the United States. GSDBS is a holding company that has outstanding debt and is the direct parent of GSS. The Company sold its remaining cable operations in September 2000 (see Note 13). PDC owns and manages directly or through investments in others certain intellectual property rights and actual and pending licenses. In addition, PDC incurs costs associated with corporate initiatives that are in their infancy of development. A large portion of these development costs relate to the Company's new broadband business that is expected to be launched by the end of the second quarter of 2001. Discontinued operations on the statements of operations and comprehensive loss represent the operations and disposals of the cable operations.

2.   Summary of Significant Accounting Policies

Basis of Presentation:

         The financial statements include the accounts of Pegasus and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has a significant but not a controlling interest are accounted for under the equity method of accounting. Certain amounts for 1998 and 1999 have been reclassified for comparative purposes.

         At year end 2000, the Company corrected the purchase accounting and allocations of the purchase consideration in the acquisitions of GSH and the 1998 acquisition of DTS. These revisions principally affected the Company's allocation of the purchase prices to the amounts of the deferred income taxes existing at the dates of the respective acquisitions and the amounts of DBS rights assets that were recorded at those dates. These revisions affected amounts for 1998 and 1999 and, accordingly, amounts previously reported for 1998 and 1999 for the affected items have been restated in the consolidated financial statements. See Note 12 for the individual effects on the GSH and DTS acquisitions and Note 20 for further information on the restatements to the financial statements.

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


2.   Summary of Significant Accounting Policies (continued)

         The cumulative effect of these purchase accounting revisions from the dates of the respective acquisitions to December 31, 2000 as recorded on December 31, 2000 was: an increase in deferred income tax assets of $21.6 million, a reduction in the valuation allowance applied to deferred income tax assets of $230.2 million, a reduction in the amount of the purchase price allocated to DBS rights assets acquired of $300.8 million, a reduction in the accumulated amortization of DBS rights assets of $35.8 million, a reduction in deferred income tax liabilities of $115.7 million and a reduction of our 2000 beginning accumulated deficit of $26.8 million for the impact of the revisions to the Digital Television Services acquisition related to periods prior to 2000. The effect of these revisions in our statement of operations and comprehensive loss were: for 1998, a reduction of DBS rights amortization expense of $3.9 million and an increase in income tax benefits of $26.4 million; for 1999, a reduction of DBS rights amortization expense of $5.9 million and recognition of income tax expense of $9.4 million and for 2000, a reduction of DBS rights amortization expense of $25.9 million and an increase in income tax benefits of $49.7 million.

         In May 2000, Pegasus effected a two-for-one stock split of its Class A and Class B common stocks. Applicable number of shares and per share amounts and prices in the accompanying financial statements and notes reflect the effect of the stock split.

Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to barter transactions, the useful lives and recoverability of intangible assets and valuation allowances associated with deferred income tax assets.

Cash and Cash Equivalents:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

Restricted Cash:

         The Company had restricted cash held in escrow of $2.4 million and $9.1 million at December 31, 1999 and 2000, respectively. The amount restricted at December 31, 1999 collateralizes certain outstanding loans. The amount outstanding at December 31, 2000 primarily consists of $4.9 million that collateralizes certain loans and $3.0 million held in escrow to cover potential indemnifications associated with the sale of the cable operations.

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)



2.   Summary of Significant Accounting Policies (continued)

Inventory:

         Inventory primarily consists of equipment purchased from manufacturers in a completed state ready for resale to independent dealers and subscribers and installation supplies. Inventory is stated at the lower of cost or market on a first-in, first-out basis.

Investment in Marketable Equity Securities:

         The Company has an investment in the common stock of another company. This investment is considered to be available for sale and is carried at its fair market value based on the quoted market price of the common stock held. Accordingly, unrealized loss or gain for changes in the fair market value of the investment is recorded in stockholders' equity as accumulated other comprehensive loss/income as appropriate, and is presented as other comprehensive loss/income on the statements of operations and comprehensive loss/income.

Long-Lived Assets:

         The Company's assets are reviewed for impairment whenever events or circumstances provide evidence that suggest the carrying amounts may not be recoverable. The Company assesses the recoverability of its assets by determining whether the depreciation or amortization of the respective asset balance can be recovered through projected undiscounted future cash flows. To date, no such impairments have occurred.

Property and Equipment:

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets fully depreciated, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of the related assets are capitalized and depreciated. DBS equipment that is rented to subscribers is stated at cost. Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:

         Reception and distribution facilities................    7 to 11 years
         Transmitter equipment................................    5 to 10 years
         Equipment, furniture and fixtures....................    5 to 10 years
         Building and improvements............................   12 to 39 years
         Vehicles and other equipment.........................     3 to 5 years

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


2.   Summary of Significant Accounting Policies (continued)

Intangible Assets:

         Intangible assets are stated at cost. The cost and related accumulated amortization of assets fully amortized, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Amortization of intangible assets is computed for financial reporting purposes using the straight-line method based upon the following lives:

         DBS rights...........................................        10 years
         Other intangibles....................................   2 to 40 years

Deferred Financing Costs:

         Financing costs incurred in obtaining long-term financing are deferred and amortized over the term of the applicable financing. Accumulated amortization was $9.1 million and $13.1 million at December 31, 1999 and 2000, respectively. The Company uses the straight-line method to amortize these costs.

Sale/Leaseback Transaction:

         The Company retains a continuing involvement in assets that had been sold and leased back. This transaction is accounted for under the financing method in which the Company continues to record and depreciate the related assets and recognizes a finance obligation representing a deferral of the gain on the sale that would have otherwise been recognized at the date of the sale. Under the finance method, lease payments made on the assets leased back are allocated between a reduction of the finance obligation and interest as appropriate. Because of the amount of the finance obligation relative to the amount of the payments, lease payments will be applied to interest expense. The accounting of this sale/leaseback as a financing will continue until the Company's continuing involvement in the related assets ceases.

Derivative Financial Instruments:

         Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue financial instruments for trading or speculative purposes. Derivative financial instruments are accounted for on an accrual basis. Income from and expense of the financial instruments are recorded as an adjustment to the Company's interest expense.

         The Company uses interest rate swap and cap agreements to reduce the impact of interest rate changes and increases on its variable rate debt. The interest rate swaps involve the exchange of variable for fixed rate interest payments without the exchange or the payment of the underlying notional amount. Under the interest rate caps, the Company receives interest from the other parties to the agreements when interest rates incurred by the Company exceed the contracted cap rate. The Company pays premiums to enter into the interest rate cap agreements, which are amortized to interest expense.

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


2.   Summary of Significant Accounting Policies (continued)

Revenue:

         Principal revenue of DBS is earned by providing video and audio programming to viewers who subscribe to the service. This revenue is recognized over the subscription period and when viewed for on demand programming. Principal revenue of Broadcast is earned from advertising revenues generated by selling air-time slots to advertisers. This revenue is recognized when the advertising spots are aired.

Broadcast Barter Transactions:

         Broadcast obtains a portion of its programming for television viewing through its network affiliations with Fox, UPN and WB and also through independent producers. Broadcast does not make any direct payments for programming obtained through its network affiliates. Instead, Broadcast retains a portion of the available advertisement spots to sell on its own account. Broadcast also barters unsold advertising time for programming from independent producers. Barter programming revenue and the related expense are recognized for this programming when the advertisements sold by independent producers are broadcast. Gross barter amounts of $8.1 million, $7.6 million and $7.1 million for 1998, 1999 and 2000, respectively, are included in Broadcast revenue and programming expense in the accompanying consolidated statements of operations and comprehensive loss.

Subscriber Acquisition Costs:

         Marketing and selling expenses incurred by DBS are also known as subscriber acquisition costs. Subscriber acquisition costs are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new DBS subscribers. These are charged to expense in the period incurred.

Advertising Costs:

         Advertising costs are charged to operations in the period incurred and totaled $14.0 million, $23.3 million and $27.6 million for 1998, 1999 and 2000, respectively.

Program Rights:

         The Company enters into agreements to show motion pictures and syndicated programs on television. The Company records the rights and associated liabilities for those films and programs when they are currently available for showing. These rights are recorded at the lower of unamortized cost or estimated net realizable value and are amortized on the straight-line method over the license period, which approximates amortization based on the estimated number of showings during the contract period. Amortization of $2.4 million, $3.7 million and $4.7 million is included in Broadcast programming expense for 1998, 1999 and 2000, respectively. The obligations arising from the acquisition of film rights are recorded at the gross amount. Payments for the contracts are made pursuant to the contractual terms over periods that are generally shorter than the license periods.

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


2.  Summary of Significant Accounting Policies (continued)

Development Costs:

         Development costs on the statements of operations and comprehensive loss represent the combined expenses of corporate initiatives that are in their infancy of development. The operations of each initiative will be separately presented on the statements of operations and comprehensive loss when they are determined to be of a significant continuing nature.

Deferred Income Taxes:

         The Company accounts for deferred income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. A valuation allowance is recorded for deferred income taxes where it appears more likely than not that the Company will not be able to recover the deferred income tax asset.

Stock Based Compensation:

         The Company accounts for stock options and restricted stock issued using the intrinsic value method. The plans under which these are issued are fixed award plans. Compensation expense with respect to stock options is recognized for the excess, if any, of the fair value of the stock underlying the option at the date of grant of the option over the exercise price of the option. Compensation expense with respect to restricted stock is the fair value of the stock at the date of award since the recipient does not pay anything to receive the stock.

Accretion on Notes Issued at a Discount:

          Notes issued at a discount from their full face value were initially recorded at the amount of the discounted cash proceeds received. The difference between the carrying amount and the full face value of the notes is accreted to interest expense and to the carrying amount of the notes. The accretion is over the discount period that ends with the date that cash interest begins to accrue, at which time the carrying amount of the notes will equal their full face value.

Undeclared and Unpaid Dividends on Redeemable Cumulative Preferred Stocks:

         The carrying amount of each series of cumulative preferred stock that is redeemable at the option of the holder is periodically increased by amounts representing dividends not currently declared or paid but which will be payable under the mandatory redemption or liquidation features. The increase in carrying amount is effected by charges against retained earnings, or in the absence of retained earnings, by charges against additional paid in capital. Dividends in arrears that are declared and paid are deducted from the carrying amount of the related preferred stock.

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


2.   Summary of Significant Accounting Policies (continued)

Computation of Per Common Share Amounts:

         Basic per share amounts are computed by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the respective periods. Dividends and accretion for preferred stock and deemed dividends relating to beneficial conversion features as described in Note 7 reduce net income and increase net loss to arrive at the amount applicable to common shares and similarly adjust the results from continuing operations. The weighted average number of common shares outstanding is based upon Class A, Class B and Non-Voting common stocks outstanding during the respective periods presented. Diluted per common share amounts give effect to potential common shares outstanding during the respective periods and related adjustments to the net amount applicable to common shares and other reportable items. Basic and diluted per common and related weighted average number of common share amounts are the same within each period presented because potential common shares were antidilutive and excluded from the computation due to the Company's loss from continuing operations. The number of potential common shares excluded from the computation was 2.6 million, 3.6 million and 11.0 million shares in 1998, 1999 and 2000, respectively.

         Net loss applicable to common shares is as follows:

                                                                   Year ended December 31,
                                               -----------------------------------------------------------
                 (in thousands)                          1998                1999                2000
                                                         ----                ----                ----
                                                         (as restated, see Note 2)
Net loss                                                 $  (48,822)      $ (188,292)         $ (159,022)
Preferred stock dividends
  and accretion                                              14,764           16,706              35,543
Deemed dividends                                                  -                -               5,537
                                                         ----------       ----------          ----------

Net loss applicable to common shares                     $  (63,586)      $ (204,998)         $ (200,102)
                                                         ==========       ==========          ==========

Concentration of Credit Risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers comprising the Company's subscriber and customer base and their dispersion across different businesses and geographic regions. At December 31, 1999 and 2000, the Company had no other significant concentrations of credit risk.

Reliance on DIRECTV:

         A substantial portion of the Company's business is derived from providing DBS services as an independent DIRECTV(R) ("DIRECTV") provider. DIRECTV is a service of DIRECTV, Inc. Because the Company is a distributor of DIRECTV services, the Company may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Currently, the Company is in litigation against DIRECTV, Inc. (see Note 17).

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


2.   Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements:

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. At December 31, 2000, the Company's use of derivative instruments was confined to two interest rate swap and two interest rate cap instruments. The Company does not use these instruments for trading or speculative purposes. The notional amounts associated with these instruments range from $33.9 million to $37.1 million. The adoption of this standard on January 1, 2001 did not have any impact on the Company.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. SAB 101 became effective for the Company in the fourth quarter of 2000 and did not have any impact on the Company upon its adoption.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Certain provisions of this standard are effective for fiscal years ending after December 15, 2000 and other provisions are effective after March 31, 2001. The provisions of the statement effective after December 15, 2000 did not have any impact on the Company, and the Company believes that the provisions that are not yet effective will not have any impact on the Company upon adoption.

3.   Property and Equipment

         Property and equipment consist of the following at December 31, 1999 and 2000 (in thousands):

                                                                1999                 2000
                                                             ----------           ----------
    Reception and distribution facilities..........          $  32,179              $ 5,952
    Transmitter equipment..........................             16,940               20,117
    Equipment, furniture and fixtures..............             12,491               25,811
    Building and improvements......................              7,951               23,964
    Land...........................................              1,618                7,131
    Vehicles.......................................              2,122                1,258
    Other equipment................................              3,500               13,366
                                                            ----------              -------
                                                                76,801               97,599
    Accumulated depreciation.......................            (32,386)             (32,990)
                                                            ----------              -------
    Net property and equipment.....................          $  44,415              $64,609
                                                            ==========              =======

         The decrease in reception and distribution facilities is due to property and equipment associated with the Puerto Rico cable operations that were sold (see Note 13). Depreciation expense was $6.2 million, $7.9 million and $10.7 million for 1998, 1999 and 2000, respectively.

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


4.   Intangibles

         Following are the intangible assets at December 31, 1999 and 2000 (in thousands). DBS rights at December 31, 1999 were restated and at December 31, 2000 were revised (see Notes 12 and 20):

                                                                 1999                      2000
                                                              -----------             -------------
    DBS rights.....................................             $750,604                $2,245,036
    Franchise costs................................               71,657                         -
    Other..........................................               73,306                   220,259
                                                                --------                ----------
                                                                 895,567                 2,465,295
    Accumulated amortization.......................             (191,348)                 (429,087)
                                                                --------                ----------
    Net intangible assets..........................             $704,219                $2,036,208
                                                                ========                ==========

         The increase in DBS rights is due to the value of the rights obtained in acquisitions made by the Company in 2000, of which $1.0 billion, as revised (see Notes 12 and 20), resulted from the allocation of the purchase price in the GSH acquisition. The decrease in franchise costs is due to franchises associated with the Puerto Rico cable operations that were sold (see Note 13). Amortization expense was $60.6 million, $84.2 million and $187.1 million for 1998, as restated, 1999, as restated, and 2000, as revised, respectively (see Notes 12 and 20).

5.   Equity Investment in Affiliates

         PDC has a limited partnership interest in Pegasus PCS Partners, LP ("PCS"). PCS acquires, owns, controls and manages wireless licenses. PDC's investment in PCS is accounted for by the equity method. PDC's share of income and losses vary in accordance with the respective partners' capital account balances. PDC's share of undistributed losses of PCS included in continuing operations were $201,000 and $422,000 in 1999 and 2000, respectively. PDC's total investment in PCS at December 31, 1999 and 2000 was $4.6 million and $4.2 million, respectively.

         In January 2000, PDC made an investment of $112.0 million in Personalized Media Communications, L.L.C. ("PMC"), an advanced communications technology company. The investment consisted of $14.3 million in cash, 400,000 shares of Pegasus' Class A common stock (amounting to $18.8 million) and warrants to purchase 2.0 million shares of the Class A common stock at an exercise price of $45.00 per share and with a term of ten years. These warrants at the time of their issuance were estimated to have a fair value of $78.8 million. A subsidiary of PMC granted to the Company an exclusive license for use of PMC's patent portfolio in the distribution of satellite services from specified orbital locations. PDC's investment in PMC is accounted for by the equity method. PDC's share of undistributed losses of PMC included in continuing operations were $10,000 in 2000. PDC's total investment in PMC at December 31, 2000 was $112.1 million. PMC is controlled by Ms. Mary Metzger and her husband, and Ms. Metzger is a member of Pegasus' Board of Directors.

6.   Common Stock

         At December 31, 2000, Pegasus had three classes of common stock: Class A, Class B and Non-Voting. Holders of Class A and Class B are entitled to one vote per share and ten votes per share, respectively. On March 22, 2000, Pegasus amended its Certificate of Incorporation by increasing the

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


6.   Common Stock (continued)

number of authorized common stock shares as follows: Class A to 250.0 million from 50.0 million; Class B to 30.0 million from 15.0 million; and Non-Voting to
200.0 million from 20.0 million.

         In March 1999, Pegasus completed a secondary public offering in which it sold 7.2 million shares of Class A Common Stock to the public at a price of $11 per share, netting proceeds of $74.9 million.

         On May 10, 2000, Pegasus announced a two-for-one stock split of Class A and Class B common stocks in the form of a stock dividend, payable May 30, 2000, to shareholders of record on May 19, 2000. The dividend was effected by a charge to paid-in capital in the amount of $268,000, the par value of the additional Class A and Class B common shares that were issued.

         Pegasus' ability to pay dividends on its common stock is subject to certain limitations imposed by its preferred stock and indebtedness of the Company.

7.   Redeemable Preferred Stocks

         At December 31, 2000, Pegasus had the following preferred stock series outstanding: 12-3/4% Series A Cumulative Exchangeable Preferred Stock; Series B Junior Convertible Participating Preferred Stock; 6-1/2% Series C Convertible Preferred Stock; Series D Junior Convertible Participating Preferred Stock; and Series E Junior Convertible Participating Preferred Stock. On March 22, 2000, Pegasus amended its Certificate of Incorporation by increasing the number of shares of authorized preferred stock, $.01 par value to 20.0 million from 5.0 million. At December 31, 2000, the number of shares of preferred stock designated was 152,844 for Series A plus additional shares as necessary for payment of dividends on the series, 5,707 for Series B, 3.0 million for Series C, 22,500 for Series D and 10,000 for Series E.

         Preferred stocks redeemable at the option of the holder consist of the following at December 31, 1999 and 2000 (dollars in thousands):

                                1999                        2000
                        ----------------------     ----------------------
                                    Carrying                    Carrying
                        Shares       Amount        Shares        Amount
                        ------      --------       ------       --------

Series A..........      135,073     $142,734       152,844      $162,017
Series B..........            -            -         5,707         5,707
Series C..........            -            -       300,000       290,422
Series D..........            -            -        22,500        22,500
Series E..........            -            -        10,000        10,000
                                    --------                    --------
                                    $142,734                    $490,646
                                    ========                    ========

         Series A Exchangeable
         ---------------------

         Each whole share of Series A has a liquidation preference of $1,000 per share. Cumulative dividends at a rate of 12-3/4% are payable semi-annually on January 1 and July 1. On and prior to January 1, 2002, at the option of Pegasus, dividends may be paid in cash or by the issuance of additional shares of Series A preferred stock. Subject to certain conditions, Series A is exchangeable in whole at the option of Pegasus for its 12-3/4% Senior Subordinated Exchange Notes due 2007. The exchange notes

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


7.   Redeemable Preferred Stocks (continued)

would contain substantially the same redemption provisions, restrictions and other terms as the Series A preferred stock. At Pegasus' option, on and after January 1, 2002 Pegasus may redeem Series A in whole or part at redemption prices specified in the certificate of designation for this series. On January 1, 2007, Pegasus is required to redeem all Series A outstanding at that date at a redemption price equal to the liquidation preference per share plus accrued and unpaid dividends. Series A ranks senior to all outstanding classes or series of capital stock with respect to dividend rights and rights on liquidation. The increase in the number of shares outstanding was due to dividends on Series A payable in 2000 that were paid in shares of Series A preferred stock. The increase in the carrying amount from December 31, 1999 to December 31, 2000 was due to the additional shares issued in 2000 plus accrued and unpaid dividends since the last dividend payable date. In 2000, Pegasus declared dividends of $18.9 million and issued 17,771 shares of Series A preferred stock in payment of $17.8 million dividends payable in 2000. In December 2000, a dividend was declared of 9,744 shares of Series A preferred stock payable on January 1, 2001. The liquidation value of Series A including accrued and unpaid dividends was $162.6 million at December 31, 2000. This differs from the carrying amount at December 31, 2000 by the amount of the discount at the date of issuance remaining to be accreted.

         Series B, D and E Junior Convertible Participating
         --------------------------------------------------

         In connection with DBS acquisitions, in the first quarter of 2000 Pegasus issued 5,707 shares of Series B, 22,500 shares of Series D and 10,000 shares of Series E preferred stocks. Each whole share of Series B, D and E has a liquidation preference equal to its stated value of $1,000 per share plus any accrued and unpaid dividends. Each share of Series B, D and E is convertible at any time at the option of the holder into 32.47 shares, 19.54 shares and 16.04 shares, respectively, of Pegasus' Class A common stock, subject to adjustment under certain circumstances. As a result, the amount of proceeds allocated to the beneficial conversion feature for the Series B and Series D preferred stocks of $5.5 million is treated as a deemed dividend for purposes of determining the net loss applicable to common shares in the period the stock was issued. Additionally, each share of Series B, D and E is redeemable at the option of the holder at a price of $1,000 plus accrued and unpaid dividends. Series B may be redeemed in whole any time after January 4, 2002. For Series D, 10,000 shares may be redeemed on or after March 1, 2000, an additional 6,125 shares may be redeemed on February 1, 2002 and thereafter, and any remaining shares may be redeemed on February 1, 2003. For Series E, 5,000 shares may be redeemed on or after February 25, 2002 and any remaining shares may be redeemed on and after February 25, 2003. Pegasus may redeem at its option shares of each series in whole as follows: Series B at anytime after January 4, 2005 at a price of $1,000 per share; Series D at any time at a price of $1,000 per share; Series E at anytime up to February 25, 2001 at a price of $1,100 per share, and any time thereafter at a price of $1,000 per share. The preceding redemption prices are in addition to any accrued and unpaid dividends. Holders of shares of Series B are entitled to receive, when, as and if declared by Pegasus' Board of Directors, cash dividends at an annual rate of $10 per share per annum payable semi-annually on January 1 and July 1 commencing July 1, 2000. Holders of shares of Series D and E are entitled to receive, when, as and if declared by the Board of Directors, dividends at an annual rate of 4% payable annually on January 1 commencing January 1, 2001. Dividends on Series D and Series E are payable in cash or shares of Pegasus' Class A common stock, at the option of Pegasus. Dividends on Series B, D and E are cumulative and accrue from the date of the original issuance. In the event of liquidation, Series B, D and E rank, to the extent of their respective liquidation preferences, junior to Series A and Series C preferred stocks, senior to all classes of Pegasus' common stock and on a parity with each other. Upon liquidation,

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


7.   Redeemable Preferred Stocks (continued)

holders of Series B, D and E are entitled to participate with holders of Pegasus common stock and other participating stock, if any, in the remaining assets of the Company after certain other distributions have been satisfied. Generally, Series B, D and E have no voting rights other than those granted by law.

         In December 2000, the Board of Directors declared dividends on Series B, D and E payable on January 1, 2001. The dividends on Series D and E were paid in shares of Class A common stock of 27,594 and 12,445 shares, respectively. Dividends declared in 2000 on Series B were $57,000, of which $28,500 was paid on July 1, 2000 and $28,500 was paid on January 1, 2001.

         Series C Convertible
         --------------------

         In January 2000, Pegasus completed an offering of 3.0 million shares of 6-1/2% Series C Convertible preferred stock, resulting in net proceeds of $290.4 million. Each whole share of Series C has a liquidation preference equal to its stated value of $100 per share plus accrued and unpaid dividends, and is convertible at any time at the option of the holder into 1.5686 shares of Pegasus' Class A common stock. This conversion ratio is subject to adjustment under certain circumstances. Holders of shares of Series C are entitled to receive, when, as and if declared by the Board of Directors, dividends at a rate of 6-1/2% payable quarterly on January 31, April 30, July 31 and October 31 commencing April 30, 2000. Dividends are payable in cash, shares of Pegasus' Class A common stock or a combination thereof, at the option of Pegasus. Dividends on Series C are cumulative and accrue from the date of original issuance. In the event of liquidation, Series C ranks junior to Series A preferred stock, senior to Series B, Series D and Series E preferred stocks and senior to all classes of Pegasus' common stock. Pegasus at its option may redeem shares in whole or part of Series C any time on and after February 1, 2003, and under certain circumstances from August 1, 2001 through January 31, 2003, at premiums specified in the certificate of designation for this series. Holders of Series C have no voting rights other than those granted by law, except that holders voting as a class are entitled to elect two directors to the Board of Directors in the event dividends payable on the series are in arrears for six quarterly periods until such arrearage is paid in full and concerning matters that affect the terms and ranking of the series or amendments to Pegasus' charter that may adversely affect their rights.

         Pegasus declared dividends of $15.0 million in 2000 and issued 326,148 shares of Class A common stock in payment of these dividends in 2000. On January 31, 2001, Pegasus declared a dividend of $4.9 million and paid it by issuing 183,239 shares of Class A common stock on that date.

         Pegasus' preferred stock imposes certain limitations on the payment of dividends on its common stock.

                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


8.       Long-Term Debt

         Long-term debt consists of the following at December 31, 1999 and 2000 (in thousands):

                                                                                               1999                2000
                                                                                         ----------------    ----------------
Series B Senior Subordinated Notes payable by PM&C, due July 2005, interest at
    12.5%, payable semi-annually on January 1 and July 1, net of unamortized discount of $2.2 million and $1.8 million at December 31, 1999 and 2000,
    respectively................................................................             $ 82,776            $ 83,176
Series B Senior Notes payable by Pegasus, due October 2005, interest at 9.625%,
    payable semi-annually on April 15 and October 15............................              115,000             115,000
Senior Subordinated Notes payable by GSS, due August 2006, interest at 12.375%,
    payable semi-annually on February 1 and August 1............................                    -             195,000
Series B Senior Notes payable by Pegasus, due December 2006, interest at 9.75%,
    payable semi-annually on June 1 and December 1..............................              100,000             100,000
Senior Discount Notes payable by GSDBS, due March 2007, interest at 13.5%, payable semi-annually on March 1 and September 1, commencing September 1,
    2004, net of unamortized discount of  $65.4  million........................                    -             127,739
Series B Senior Notes payable by Pegasus, due August 2007, interest at 12.5%,
    payable semi-annually on February 1 and August 1............................              155,000             155,000
Senior five-year $275.0 million term loan facility, payable by PM&C, interest at
    PM&C's option at either the lender's base rate plus an applicable margin or
    LIBOR plus an applicable margin.............................................                    -             275,000
Senior five-year $225.0 million revolving credit facility, payable by PM&C, interest at PM&C's option at either the lender's base rate plus an
    applicable margin or LIBOR plus an applicable margin........................                    -              35,000
Senior seven-year $115.0 million revolving credit facility, payable by GSS, interest at GSS' option at either the lender's base rate plus an applicable
    margin or LIBOR plus an applicable margin...................................                    -              37,000


                     Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

8.   Long-Term Debt (continued)


                                                                                               1999                2000
                                                                                         ----------------    ----------------
Senior seven-year $35.0 million term loan facility, payable by GSS, interest at
    GSS' option at either the lender's base rate plus an applicable margin or
    LIBOR plus an applicable margin.............................................                   -             35,000
Senior six-year $180.0 million revolving credit facility, payable by PM&C.......             142,500                  -
Senior six-year $70.0 million revolving credit facility, payable by DTS.........              42,700                  -
Senior  six-year $20.0 million term loan facility,  payable by DTS..............              19,000                  -
Mortgage payable, due 2000......................................................                 431                  -
Mortgage payable, due 2010, interest at 9.25%...................................                   -              8,680
Other notes, due 2001 to 2005, interest at 3% to 8%.............................              26,648             16,161
Capital leases and other........................................................                 359                102
                                                                                            --------          ---------
                                                                                             684,414          1,182,858
Less current maturities.........................................................              15,488             10,891
                                                                                            --------          ---------
Long-term debt..................................................................            $668,926         $1,171,967
                                                                                            ========         ==========

         In November 1999, Pegasus exchanged its 12-1/2% Series A senior notes due 2007 with a principal amount of $155.0 million for DTS' outstanding 12-1/2% Series B senior subordinated notes due 2007 with a principal amount of $155.0 million. In April 2000, the $155.0 million of 12-1/2% Series A senior notes due 2007 were exchanged for identical 12-1/2% Series B senior notes due 2007 of Pegasus. Unamortized deferred financing costs related to the DTS notes were written off, resulting in an extraordinary loss of $6.2 million in 1999.

         In December 1999, Pegasus entered into a $35.5 million interim letter of credit facility. This facility was terminated in January 2000 when PM&C amended and restated its credit agreement. DTS maintained a $70.0 million senior revolving credit facility and a $20.0 million senior term loan facility. These facilities were terminated in January 2000 in conjunction with DTS' merger with and into a subsidiary of PM&C and PM&C amending and restating its credit agreement.

         Pegasus' 9-5/8% Series B Senior Notes due October 2005 are subordinated to all liabilities of Pegasus' subsidiaries and are on parity with other senior indebtedness of Pegasus. On and after October 15, 2001, Pegasus has the option to redeem the notes at prices specified in the indenture for these notes. Pegasus' 9-3/4% Series B Senior Notes due December 2006 are subordinated to all liabilities of Pegasus' subsidiaries and are on parity with other senior indebtedness of Pegasus. On and after December 1, 2002, Pegasus has the option to redeem the notes at prices specified in the indenture for these notes. Pegasus' 12-1/2% Series B Senior Notes due August 2007 are subordinated to all liabilities of Pegasus' subsidiaries and are on parity with other senior indebtedness of Pegasus. On and after August 1, 2003, Pegasus has the option to redeem the notes at prices specified in the indenture for these notes.

                    Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


8.   Long-Term Debt (continued)

         PM&C's 12-1/2% Series B Senior Subordinated Notes due July 2005 are unconditionally guaranteed on an unsecured senior subordinated basis, jointly and severally by specified subsidiaries of PM&C. The notes are general unsecured obligations that are subordinated to other senior indebtedness of PM&C such as, among other things, its credit agreement. PM&C has the option to redeem the notes at prices specified in the indenture for these notes.

         In January 2000, PM&C amended and restated its credit agreement that increased the borrowing capacity thereunder to $500.0 million from $180.0 million. The amended and restated agreement provides for a $225.0 million senior revolving credit facility that expires in October 2004 and a $275.0 million senior term loan facility that expires in April 2005. The amended and restated agreement also gives PM&C the option to seek $200.0 million in additional term loans through June 30, 2001. Amounts borrowed under the agreement are collateralized by substantially all of the assets of PM&C and its subsidiaries. The agreement contains certain financial covenants, including a debt to adjusted cash flow covenant. The borrowing commitment under the revolving facility automatically and permanently reduces quarterly over the term of the facility starting on March 31, 2001. Principal amounts outstanding in excess of the reduced commitment are to be repaid on each commitment reduction date. Principal outstanding under the term loan facility is payable quarterly in increasing increments over the term of the facility starting on March 31, 2001. The principal of additional term loans outstanding, if any, at June 30, 2001 is payable quarterly in increasing increments starting September 30, 2001, with final payment of principal due in July 2005. Additional term loans are subject to a rate of interest at PM&C's option equal to the lender's base rate plus applicable margins or LIBOR plus applicable margins. Margins on revolver base rates range from 1% to 2%, and margins on revolver LIBOR rates range from 2% to 3%, both of which are determined by the level of a ratio computation specified in the agreement. Margins on term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Unused amounts under the revolving facility are subject to a commitment fee at either .5% or .75% based on the aggregate of borrowings outstanding and letters of credit issued under the facility.
With the closing of the amended and restated credit agreement, PM&C borrowed $275.0 million under the term loan facility and repaid all of the $212.2 million outstanding under the former PM&C, DTS and Pegasus credit facilities. Unamortized balances of deferred financing costs associated with the borrowings repaid were written off, resulting in an extraordinary loss of $5.8 million, net of tax of $3.5 million, in 2000.

         During the fourth quarter of 2000, PM&C borrowed $35.0 million under the revolving facility. At December 31, 2000, $40.4 million of stand-by letters of credit were issued under the revolving facility. Generally, letters of credit are not acted upon, but they do reduce the availability of the revolving facility. The weighted average rates of interest, including applicable margins, on amounts outstanding at December 31, 2000 were 10.19% for the term facility and 10.11% for the revolving facility. Availability under the revolving facility was $149.4 million at December 31, 2000.

         At the time that Pegasus acquired GSH, GSS had a credit agreement in place, consisting of a $115.0 million senior revolving credit facility that expires September 2005 and a $35.0 million senior term loan facility that expires December 2005. Amounts outstanding under each facility at the time of the acquisition were $17.0 million and $35.0 million, respectively. Amounts borrowed under the

                    Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


8.   Long-Term Debt (continued)

agreement are unconditionally and irrevocably guaranteed by GSH, GSDBS and subsidiaries of GSS. These borrowings are secured by the capital stock of GSDBS, GSS and subsidiaries of GSS, a first priority security interest in all of the assets of GSS' subsidiaries and a collateral assignment of GSS' agreements with the National Rural Telecommunications Cooperative. The agreement contains certain financial covenants, including a debt to adjusted cash flow covenant. The borrowing commitment under the revolving facility automatically and permanently reduces quarterly over the term of the facility starting on March 31, 2001. Principal amounts outstanding in excess of the reduced commitment are to be repaid on each commitment reduction date. Principal outstanding under the term loan facility is payable quarterly in increasing increments over the term of the facility starting on March 31, 2002. Amounts repaid under the term facility may not be reborrowed. The margin on revolver base rates is 3% and the margin on revolver LIBOR rates is 3.25%. Margins on term loans are 4.25% for base rates and 4.5% for LIBOR rates. Margins may be reduced as specified in the agreement on the basis of the level of a specified ratio computation. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Unused amounts under the revolving facility are subject to a commitment fees ranging from .5% to 1.25% based on the aggregate of borrowings outstanding and letters of credit issued under the facility.

         In January 2000, GSS amended the agreement in which its third quarter 1999 covenant violations were waived and certain fourth quarter 1999 and year 2000 covenant requirements were amended. In December 2000, GSS borrowed $20.0 million under the revolving facility. At December 31, 2000, $35.9 million of stand-by letters of credit were issued under the revolving facility that reduce the availability thereunder. The weighted average rates of interest, including applicable margins, on amounts outstanding at December 31, 2000 were 9.90% for the term facility and 10.26% for the revolving facility.

         At the time that Pegasus acquired GSH, GSS had outstanding $195.0 million of 12-3/8% Senior Subordinated Notes due August 2006. These notes are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by specified subsidiaries of GSS. The notes are unsecured senior subordinated obligations that are subordinated to other senior indebtedness of GSS such as, among other things, its credit agreement and letters of credit. After August 1, 2003, GSS has the option to redeem the notes at prices specified in the indenture for these notes.

         At the time that Pegasus acquired GSH, GSDBS had outstanding 13-1/2% Senior Discount Notes due March 2007. These notes were issued at a discount and have a stated principal amount at maturity of $193.1 million. These notes are unsecured and effectively rank below all liabilities of GSDBS' subsidiaries. Non-cash interest accretes on these notes until March 1, 2004. Thereafter, cash interest will accrue and be payable semi-annually. After March 1, 2004, GSDBS has the option to redeem the notes at prices specified in the indenture for these notes.

                    Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


8.   Long-Term Debt (continued)

         In the acquisition of GSH, Pegasus assumed only for financial reporting presentation purposes the consolidated debt of GSH outstanding at the date of the acquisition. However, Pegasus does not guarantee or otherwise have any liability for GSH's indebtedness or any other liability of GSH or its subsidiaries. GSH does not guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus or any of Pegasus' subsidiaries.

         The indebtedness described above generally limit the ability, among other things, to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets and enter into other transactions, and imposes limitations on the activities of subsidiaries as applicable.

         In February 2000, Pegasus entered into a mortgage of $8.8 million with interest payable at 9.25% in connection with the purchase of its corporate offices. The mortgage is being amortized over 25 years with a balloon payment to satisfy the mortgage balance remaining in 2010.

         At December 31, 2000, maturities of long-term debt at their stated maturity values and capital leases were as follows (in thousands):

                    2001.............................$.10,891
                    2002................................9,083
                    2003................................5,979
                    2004..............................209,157
                    2005..............................363,761
                    Thereafter........................651,172

         Aggregate commitment fees incurred by the Company under all credit facilities in 2000 was $1.6 million, and those incurred in 1998 and 1999 were not significant.

9.   Leases

         The Company leases certain studios, towers, office space, vehicles and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2007. Rent expense for 1998, 1999 and 2000 was $1.6 million, $2.3 million and $3.1 million, respectively. At December 31, 2000, property and equipment subject to capital leases and related obligations were not significant. Future minimum lease payments on noncancellable operating leases at December 31, 2000 were $3.7 million in 2001 and $2.8 million in 2002, $1.6 million in each of 2003 through 2005 and $2.9 million thereafter.

                    Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


9.   Leases (continued)

         On July 17, 2000, the Company sold through two wholly owned subsidiaries 11 broadcast towers and related assets for 1.4 million shares of restricted common stock of the buyer. The value of the buyer's common stock on the sale closing date was $37.5 million, and the book value of the assets sold was $2.3 million. Coincident with the sale of the towers, PM&C leased back from the buyer eight of the 11 towers sold. The lease has an initial term of 10 years with five successive 10-year renewal periods at the option of the Company. Aggregate minimum lease payments in each of the next five years and in total over the remaining initial lease term are: $684,000 in 2001; $712,000 in 2002; $740,000 in 2003; $770,000 in 2004; $801,000 in 2005; and $4.1 million in total thereafter. The Company's receipt of the buyer's common stock represents a continuing involvement by the Company in the eight towers sold and leased back. Accordingly, the sale and leaseback of these towers is accounted for as a financing. As a result, the Company recorded a finance obligation in the amount of $36.1 million. Because of the amount of the finance obligation relative to the amount of the payments, the Company expects that all future payments will be applied to interest expense. The towers and related assets leased back remain on the Company's records and continue to be depreciated.

10.  Income Taxes

         Following is a summary of income taxes for 1998, 1999 and 2000 (in thousands). Amounts for 1998 and 1999 were restated and amounts for 2000 were revised (see Notes 12 and 20).

                                                                     1998            1999               2000
                                                                   ---------       --------         -----------
  State and local - current.................................        $      -          $496           $       -
                                                                    --------        ------           ---------
  Federal - deferred:
    Benefits of net operating loss carryforwards.............        (25,300)            -             (56,576)
    Other....................................................        (11,751)            -             (45,413)
                                                                    --------        ------           ---------
    Total deferred...........................................        (37,051)            -            (101,989)
                                                                    --------        ------           ---------
  Expense (benefit) attributable to continuing operations....        (37,051)          496            (101,989)
  Taxes associated with other items:
  Deferred tax liability for discontinued operations.........          9,794             -                 632
  Deferred tax asset for extinguishment of debt..............              -             -              (3,526)
  Deferred tax asset for comprehensive loss..................              -             -              (7,340)
                                                                    --------        ------           ---------
  Total income tax expense (benefit).........................       $(27,257)         $496           $(112,223)
                                                                    ========        ======           =========

         Following are the deferred income tax assets and liabilities at December 31, 1999 and 2000 (in thousands). Amounts at December 31, 1999 were restated and amounts at December 31, 2000 were revised (see Notes 12 and 20).

                    Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


10.  Income Taxes (continued)

                                                                                            1999              2000
                                                                                      ---------------    ---------------
             Assets:
                 Receivables....................................................         $     536            $    699
                 Excess of tax basis over book basis in marketable equity
                    securities..................................................                 -              20,073
                 Loss carryforwards.............................................           125,856             265,400
                                                                                         ---------            --------
                      Total deferred tax assets.................................           126,392             286,172
                                                                                         ---------            --------
             Liabilities:
                 Excess of book basis over tax basis of property, plant and
                    equipment...................................................            (4,383)             (3,454)
                 Excess of book basis over tax basis of amortizable
                    intangible assets...........................................           (62,201)           (427,931)
                                                                                         ---------            --------
                     Total deferred tax liabilities.............................           (66,584)           (431,385)
                                                                                         ---------            --------
             Net deferred tax assets (liabilities)..............................            59,808            (145,213)
             Valuation allowance................................................           (59,808)                  -
                                                                                         ---------            --------
             Net deferred tax liabilities.......................................         $       -           $(145,213)
                                                                                         =========           =========

         In 2000, the Company went into a net deferred income tax liability position as a result of deferred income taxes associated with acquisitions, as revised (see Notes 12 and 20). Accordingly, the valuation allowance at December 31, 1999 was no longer required in 2000. At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of $673.4 million available to offset future taxable income that expire beginning 2002 through 2020.

         Following is a reconciliation of the Federal statutory income tax rate to the Company's effective Federal income tax rate attributable to continuing operations for 1998, 1999 and 2000. Amounts in 1998 and 1999 were restated and in 2000 were revised (see Notes 12 and 20).

                                                                   1998             1999              2000
                                                               -------------    -------------     --------------
        Statutory rate......................................     (35.00)%          (35.00)%          (35.00)%
        Valuation allowance.................................          -             29.70                 -
        Other...............................................      (1.38)             5.57              2.69
                                                                -------            ------            ------
        Effective rate......................................     (36.38)%            0.27%           (32.31)%
                                                                =======            ======            ======

11.      Supplemental Cash Flow Information

         Following are significant noncash investing and financing activities for 1998, 1999 and 2000 (in thousands). Net deferred taxes recognized in acquisitions for 1998 were restated and revised for 2000 (see Notes 12 and 20).

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


11.   Supplemental Cash Flow Information (continued)

                                                                   1998            1999            2000
                                                               --------------  --------------  ------------
Barter revenue and related expense..............................  $  8,078        $  7,598        $  7,074
Marketable equity securities received in sale of tower
  assets........................................................         -               -          37,516
Acquisition of program rights and assumption of related program
   payables.....................................................     4,630           7,205           3,862
Capital issued in acquisitions and investments in affiliates....   123,241           1,364         789,174
Debt assumed in acquisitions....................................   219,889           6,467         379,773
Preferred stock dividends and accretion and reduction of paid-in
  capital.......................................................    14,764          16,706          50,549
Net deferred taxes recognized in acquisitions...................    77,604              29         259,062
Conversion of subsidiary's preferred stock into Pegasus
  common stock..................................................         -               -           3,048
Series A preferred stock dividends paid in Series A preferred
  stock.........................................................    13,879          15,704          17,771

         For 1998, 1999 and 2000, the Company paid cash interest in the amount of $35.3 million, $69.4 million and $94.1 million, respectively. The Company paid no Federal income taxes for 1998, 1999 and 2000, and amounts paid in these years for state income taxes were not significant.

12.      Acquisitions

         In April 1998, the Company acquired DTS, which held the rights to provide DIRECTV programming in certain rural areas of eleven states that was accounted for under the purchase method. Total consideration of the acquisition was $336.5 million, as corrected for the revision to the Company's purchase accounting for the acquisition (see Note 20). The total consideration consisted of 11.0 million shares of Pegasus' Class A common stock valued at $118.8 million, options and warrants to purchase a total of 448,000 shares of Class A common stock valued at $3.3 million, $158.9 million in net liabilities of DTS and $55.5 million in deferred income tax liabilities, as revised. Total consideration reported for the acquisition before the revision to the purchase accounting was $363.9 million. Net deferred income taxes reported for the acquisition prior to the revision to the purchase accounting were $82.9 million. DTS was merged with and into a subsidiary of the Company in January 2000.


         In 1998, the Company acquired 26 other independent DIRECTV providers along with the rights to provide DIRECTV programming in certain rural areas of the United States and related assets that were accounted for under the purchase method. Total consideration was $132.1 million, consisting of $109.3 million in cash, 75,000 shares of Pegasus' Class A common stock valued at $900,000, warrants to purchase a total of 50,000 shares of Class A common stock valued at $222,000, $20.4 million in promissory notes and $1.3 million in assumed net liabilities.

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


12.  Acquisitions (continued)

         In 1999, the Company acquired 15 independent DIRECTV providers along with the rights to provide DIRECTV programming in certain rural areas of the United States and related assets that were accounted for under the purchase method. Total consideration was $79.5 million, consisting of $64.6 million in cash, 25,000 shares of Pegasus Class A common stock valued at $550,000, warrants to purchase a total of 50,000 shares of common stock valued at $814,000, $6.5 million in promissory notes, $6.7 million in accrued expenses and $365,000 in assumed net liabilities.

         Effective March 31, 1999, the Company purchased a cable system serving Aguadilla, Puerto Rico and neighboring communities for $42.1 million in cash. This system was sold in September 2000 (see Note 13).

         On May 5, 2000, the Company acquired GSH and merged it with one of the Company's subsidiaries in a transaction accounted for as a purchase. GSH through its subsidiaries holds the rights to provide DIRECTV programming in various rural areas of 24 states. The stockholders of GSH exchanged all of their outstanding capital stock for approximately 12.2 million shares of Pegasus' Class A common stock valued at $578.6 million and options to purchase approximately 724,000 shares of Pegasus' Class A common stock. As a consequence of this exchange, GSH became a direct wholly owned subsidiary of the Company valued at $33.2 million. The total consideration for the GSH acquisition was $1.2 billion, as corrected for the revision to the Company's purchase accounting for the acquisition (see Note 20). Prior to the revision to the purchase accounting, the total consideration reported was $1.5 billion. This revised merger consideration included $293.7 million of GSH consolidated net liabilities, including a deferred income tax asset of $89.3 million, as revised, principally for cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. Also included in the consideration was a deferred income tax liability of $421.3 million, as revised, principally for the excess of the book basis over the income tax basis of the revised amount of DBS rights assets existing at the acquisition date. The revised amount allocated to the DBS rights in the merger was $1.0 billion, net of $94.1 million for the effect of the Company's consolidated deferred income tax valuation allowances no longer required in association with the merger. Prior to the revision to the purchase accounting, a net deferred income tax liability of $489.5 million associated with the acquisition had been reported. Of the total acquisition cost, $1.0 billion, as revised, was allocated to DBS rights assets. The Company amortizes DBS rights assets on a straight-line basis over 10 years. The Company's results of operations include the operations of GSH from the date of acquisition.

         During 2000, the Company completed 19 other acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration for these acquisitions of $232.6 million consisted of cash of $131.6 million, 905,000 shares of Pegasus' Class A common stock valued at $40.8 million, 22,500 shares of Pegasus' Series D preferred stock valued at $22.5 million, 10,000 shares of Pegasus' Series E preferred stock valued at $10.0 million, warrants to purchase 4,000 shares of Class A common stock valued at $192,000, a deferred tax liability incurred of $24.4 million, $200,000 in promissory notes and $2.9 million in assumed net liabilities. These acquisitions were accounted for by the purchase method, wherein substantially all of the total

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)


12.   Acquisitions (continued)

consideration for these acquisitions was allocated to DBS rights. The DBS rights are being amortized on a straight-line basis over 10 years. The Company's results of operations include the operations of these acquisitions from their respective effective dates of acquisition.


         Following is unaudited pro forma financial information that presents the Company's consolidated results of operations as if the acquisitions in 2000 had occurred at the beginning of the periods presented. This unaudited pro forma financial information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisitions occurred on the dates indicated nor results that may occur in the future.


                                                                           Year Ended
            (in thousands, except per share amounts)                  1999             2000
                                                                  -------------    -------------
Net revenues ...................................................    $ 500,853        $ 688,638
Loss before extraordinary items.................................     (396,957)        (212,578)
Net loss .......................................................     (403,135)        (218,332)
Loss before extraordinary items per common share................        (8.13)           (4.69)
Net loss applicable to common shares per common share...........        (8.25)           (4.80)

         Minority interest at December 31, 2000 represents a partnership interest in GSS. A separate minority interest that existed at December 31, 1999 was acquired by the Company in 2000.

13.      Discontinued Operations

         Discontinued operations on the statements of operations and comprehensive loss represent PM&C's cable operations. The assets, liabilities and cash flows associated with the discontinued cable operations have not been segregated in the balance sheets and statements of cash flows. The Company completely exited the cable business with the sale of the Puerto Rico operations, as discussed below.

         Effective July 1, 1998, the Company sold substantially all the assets of its cable systems located in Connecticut and Massachusetts for $30.1 million in cash and recognized a gain on the transaction of $15.3 million, net of income tax of $9.4 million.

         On September 15, 2000, PM&C sold to an unrelated third party its interests in the assets of its entire cable operations in Puerto Rico. The sale price was $170.0 million in cash. Cash proceeds received at closing, after adjustment for transaction costs paid at that time and $3.0 million placed in escrow, were $161.5 million. The gain on the sale was $59.4 million, net of currently payable Puerto Rico capital gains and withholding taxes of $28.0 million. The net amount of assets and liabilities associated with the sale was $80.5 million and $1.2 million, respectively. The net assets primarily consisted of net property, plant and equipment of $19.1 million and net intangibles associated with prior acquisitions amounting to $60.9 million. Escrow remaining after satisfaction of valid claims of indemnification, if any, made by the buyer pursuant to the asset purchase agreement will be released to the Company. Net revenues from discontinued operations were $13.8 million, $21.2 million and $18.1 million for 1998, 1999 and 2000, respectively.

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

14.      Financial Instruments

         The carrying and fair values of the Company's debt and redeemable preferred stock at December 31, 1999 and 2000 were as follows (in thousands):

                                                        1999                            2000
                                            -----------------------------   -----------------------------
                                              Carrying          Fair          Carrying           Fair
                                                 Value          Value          Value            Value
                                            -------------    ------------   -------------  --------------
       Debt............................        $684,414       $707,988       $1,182,858      $1,171,976
       Redeemable preferred stock......         142,734        149,440          490,646         461,376

         The fair values of publicly-held debt and Series A preferred stock were estimated based on quoted market prices for each individual security. The fair values of nonpublicly-held preferred stock were estimated based on a Black-Scholes computation. The carrying value of debt outstanding under the Company's credit facilities approximates fair value because the outstanding amounts are subject to short-term variable rates of interest and the rates in effect at December 31, 1999 and 2000 approximate the market rates available at each date. The carrying value of other financial instruments equals or approximates fair value.

         The Company is party to interest rate swap and interest rate cap contracts to manage its interest rate exposure. These instruments were entered into as a condition of the Company's credit facilities. The principal object of these contracts is to minimize the risks and/or costs associated with the Company's variable rate debt incurred under the credit facilities. No carrying value is attributed to these instruments. The notional amounts of the swaps and caps are used to measure interest to be paid or received. Net cash paid or received on the instruments is recognized as an adjustment to interest expense over the related market interest rate setting period. The parties to these swaps and caps are major financial institutions. The Company is exposed to credit loss in the event of nonperformance by these institutions, however, the Company does not anticipate their nonperformance.

         There are two interest rate swaps, each with a different financial institution. Both swaps were entered into in March 2000 and both terminate in March 2003. One contract is for a notional amount of $35.0 million and has a fixed rate of interest of 7.195%. The other contract is for a notional amount of $37.1 million and has a fixed rate of interest of 7.18%. The variable rate of interest under both contracts is marked to the 6 month LIBOR rate in effect at each interest exchange date. The exchange of interest is quarterly under one contract and semi-annual under the other. With the interest rate swaps, variable interest is exchanged for fixed interest. The Company owes interest to the contracting institutions when the specified market rate is below the contracted fixed rate and receives interest from them when the specified market rate is above the contracted fixed rate.

         There are two interest rate caps, each with a different financial institution. Both caps were entered into in March 2000 and both terminate in March 2003. One contract has a notional amount of $33.9 million and the other $34.0 million. For both contracts, the cap rate is 9.0% and payment is determined quarterly based on the 3 month LIBOR rate in effect on payment determination date. Under the interest rate caps, the Company receives interest from the contracting institutions when the specified market rate is above the cap rate.

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

14.      Financial Instruments (continued)

         Amounts received and paid and related adjustments to interest expense associated with the swaps and caps were not significant in 2000. Fair values of the swaps and caps are estimated based on the amount that the Company would receive or pay to terminate the contracts. At December 31, 2000, the Company would have paid $1.6 million to terminate the swaps and would have received $14,000 to terminate the caps, as determined by the contracting financial institutions.

15.      Warrants

         Warrants to purchase 2.0 million shares at an exercise price per share of $45.00 that expire in 2010 issued in the investment in PMC as discussed in
Note 5 were outstanding at December 31, 2000. Other warrants issued in 2000 were not significant.

         Warrants issued prior to 1999 to purchase 157,958 shares at $7.50 per share and 93,316 shares at $7.32 per share were outstanding at December 31, 2000. These warrants expire in 2007. Shares exercised under these warrants in 2000 were 124,310 at $7.50 per share and 9,796 at $7.32 per share. Other warrants exercised during 2000 and no longer outstanding were 567,938 shares at $5.91 per share, 50,000 shares at $12.09 per share and 20,000 shares at $12.13 per share.

16.      Employee Benefit Plans

         Pegasus has a stock option plan in which options are issued that are exercisable into its Class A common stock. Pegasus also has a restricted stock plan under which is issued restricted stock in and stock options that are exercisable into its Class A common stock.

Stock Option Plan:

         The stock option plan provides for the granting of nonqualified and qualified options to purchase a maximum of 6.0 million shares, as amended in March 2000. Participants in the plan are eligible employees, executive officers and non-employee directors of the Company. The maximum number of options that an individual may receive over the term of the plan is 2.0 million, as amended in March 2000. The plan and individual maximums are subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus. The plan terminates in September 2006. The plan provides that generally the exercise price of options granted is no less than the fair value of the common stock underlying the options at the date the options are granted. Options granted have a term no greater than 10 years from the date of grant. Options vest and become exercisable in accordance with a schedule determined at the time the option is granted.

One time grants of 100 options made to nonexecutive employees upon becoming full time employees are generally exercisable one year after becoming a full time employee. Beginning December 2000, part time employees receive one time grants of 50 options upon hire. Exercisable options may be exercised any time up to the expiration or termination of the option. Outstanding options become exercisable immediately in the event of a change in control.

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

16.      Employee Benefit Plans (continued)

Restricted Stock Plan:

         The restricted stock plan provides for the granting of four types of restricted stock awards, and for certain types of restricted stock awards, the ability to elect to receive stock options representing a maximum of 1.5 million shares, as amended in March 2000, of Pegasus' Class A common stock. Participants in the plan are eligible employees and executive officers of the Company. The maximum number of options that an individual may elect to receive in any one year under the plan is 100,000. The maximum number of shares and options available annually is subject to adjustment to reflect stock dividends, stock splits, recapitalizations and similar changes in the capitalization of Pegasus. The plan terminates in September 2006. Restricted stock received under the plan generally vests over a four-year period, except for special recognition awards that are fully vested on the date of grant, and are fully vested for employees who have four years of service with the Company. Recipients of restricted stock awards do not pay for any portion of the stock received. The plan provides that generally the exercise price of options granted is no less than the fair value of the common stock underlying the options at the date the options are granted. Options granted have a term no greater than 10 years from the date of grant. Options vest and become exercisable ratably from two to four years based upon an employee's years of service with the Company and are fully vested for participants that have at least four years of service with the Company at the date of grant. At December 31, 1999 and 2000, 367,252 and 386,834 shares, respectively, of Pegasus' restricted Class A common stock had been granted under the plan. The expense for the restricted stock issued under the plan amounted to $763,000, $819,000 and $860,000 in 1998, 1999 and 2000, respectively.

Stock Options Issued under the Stock Option and Restricted Stock Plans:

         Certain stock options aggregating 887,000 were granted in 2000 in which the exercise price was less than the fair market value of the common stock underlying the options. Of these options, 724,000 valued at $33.2 million were issued in the acquisition of GSH and allocated to the cost of the acquisition, and 163,000 valued at $3.5 million was recognized as compensation expense in 2000.

         The following table summarizes information about the Company's stock options outstanding at December 31, 2000.

                                                             Weighted
                                              Weighted        Average                              Weighted
                         Outstanding at       Average        Remaining       Exercisable at         Average
      Range of            December 31,        Exercise      Contractual       December 31,         Exercise
  Exercise Prices             2000             Price            Life              2000               Price
- ---------------------    ----------------   -------------   -------------    ---------------   ------------------
     $0 -  15.99          1,083,900            $8.73          6.9 yrs           894,074                $9.10
  16.00 -  30.99          1,311,850            20.59          8.9               308,850                19.96
  31.00 -  46.99            856,370            40.45          9.0               211,042                40.36
  47.00 -  61.99             34,888            49.96          9.2                 2,502                48.88
  62.00 -  77.99              8,000            68.73          9.2                     -                    -
                         ----------                                          ----------
       Total              3,295,008            22.29          8.3             1,416,468                16.20
                         ==========                                           ==========

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

16.      Employee Benefit Plans (continued)

         The following table summarizes stock option activity over the past three years.

                                                                    Weighted
                                                    Number of        Average
                                                     Shares       Exercise Price
                                                  -----------    ---------------
     Outstanding at January 1, 1998..............     446,770        $  5.53
     Granted.....................................     837,684          10.62
                                                   ----------
     Outstanding at December 31, 1998............   1,284,454           8.85
     Granted.....................................   1,594,692          27.79
     Exercised...................................    (167,154)          9.50
     Canceled or expired.........................     (77,334)         18.55
                                                   ----------
     Outstanding at December 31, 1999............   2,634,658          19.99
     Granted.....................................   1,942,410          16.45
     Exercised...................................    (835,217)          1.69
     Canceled or expired.........................    (446,843)         19.36
                                                   ----------
     Outstanding at December 31, 2000............   3,295,008          22.29
                                                   ==========

     Options exercisable at December 31, 1998....     287,456           7.55
     Options exercisable at December 31, 1999....     669,614           9.99

         If the fair value method of valuing stock options had been used, estimated pro forma net losses for 1998, 1999 and 2000 would have been $94.7 million, $205.2 million and $207.4 million, respectively. Estimated pro forma net losses per basic and diluted common share for 1998, 1999 and 2000 would have been $3.38, $5.44 and $4.16, respectively. The estimated weighted average fair value of options granted would have been $5.60, $13.37 and $30.68 for 1998, 1999 and 2000, respectively.

         The fair value of options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1999 and 2000.

                                            1998           1999          2000
                                         ----------     ----------    ----------
Risk-free interest rate...........       5.11%          5.56%         6.07%
Dividend yield....................       0.00%          0.00%         0.00%
Volatility factor.................       47.9%          53.6%         52.3%
Weighted average expected life....        4.5 years      4.4 years     5.6 years

401(k) Plans:

         The Company has two 401(k) plans. The plan that covers employees in the United States is the principal plan, and the following disclosures pertain to this plan. A plan for employees in Puerto Rico is not material. Substantially all Company employees that have completed at least one full calendar month of service, as amended October 2000, with the Company are eligible to participate. Participants may make annual salary deferral contributions of 2% to 15%, as amended October 2000, subject to dollar limitations imposed by existing tax laws. Company contributions to the plan are allocable to each participant's account. Company contributions are made in the form of Pegasus' Class A common stock, or in cash used to purchase Pegasus' Class A common stock. The Company has authorized and reserved for issuance up to 410,000 shares, as amended June 2000, of Class A common stock in connection with

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

16.      Employee Benefit Plans (continued)

the plan. Company contributions to the plan are subject to limitations under applicable laws and regulations. All employee contributions to the plan are fully vested at all times and all Company contributions, if any, vest ratably from two to four years of service, except that Company contributions are fully vested for participants that have at least four years of service with the Company at the date of the contribution. The expense for these plans was $689,000, $1.2 million and $1.4 million in 1998, 1999 and 2000, respectively.

17.      Commitments and Contingent Liabilities

Legal Matters:

         DIRECTV, Inc. Litigation
         ------------------------

         Pegasus is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Pegasus' ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation and between Pegasus and the NRTC.

         The NRTC

         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. The NRTC also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the NRTC with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the NRTC a preliminary injunction on such matters, without deciding the underlying claims.

         On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the agreements with the NRTC.

         On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

17.      Commitments and Contingent Liabilities (continued)

NRTC's right of first refusal, effective at the termination of DIRECTV's contract with the NRTC, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal.

         If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the DIRECTV rights. Pegasus has been informed that DIRECTV may amend its counterclaim to file additional claims against the NRTC.

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the NRTC.

         Both of the NRTC's lawsuits against DIRECTV have been consolidated. A trial date of February 25, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV discussed below.

         Pegasus Satellite and GSS

         On January 10, 2000, Pegasus and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, Pegasus and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with their relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations Pegasus and GSS previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by Pegasus, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against Pegasus and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: a declaratory judgement that Pegasus has no right of first refusal in the agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of the agreements with the NRTC. Pegasus has been informed by DIRECTV that it intends to file a motion for summary judgment on both of those claims.

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

17.      Commitments and Contingent Liabilities

         All four lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and Pegasus' and GSS' lawsuit, are pending before the same judge. The court has set a trial date of February 25, 2002 for all four of these actions.

         The outcome of this litigation could have a material adverse effect on Pegasus' direct broadcast satellite business. Pegasus' revenue and financial performance would be adversely affected if Pegasus were unable to continue offering DIRECTV products.

         Patent Infringement Lawsuit
         ---------------------------

         On December 4, 2000, PDC and PMC filed a patent infringement lawsuit in the United States District Court of Delaware against DIRECTV, Hughes Electronics Corporation, Thomson Consumer Electronics and Philips Electronics North America Corporation. Pegasus and PMC are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell and importation of products, services and systems that fall within the scope of PMC's portfolio of patented media and communications technologies, of which Pegasus is an exclusive licensee. The technologies covered by the exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes and used by DIRECTV to provide services to its subscribers. Each of the defendants have filed answers to the lawsuit, denying all claims made by PMC and Pegasus. In addition, each of the defendants, other than Phillips Electronics, has requested a declaratory judgment seeking to have the patents Pegasus acquired from PMC declared not infringed, invalid and unenforceable. Phillips Electronics has requested a declaratory judgment to have the patents declared not infringed and invalid. DIRECTV also has filed a counterclaim against PDC alleging unfair competition under the federal Lanham Act. In a separate counterclaim, DIRECTV has alleged that PDC's and PMC's patent infringement lawsuit constitutes "abuse of process." Pegasus is unable to predict the possible effects of this litigation on its relationship with DIRECTV.

         From time to time Pegasus is involved with other claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these other claims and matters will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of Pegasus.

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

17.      Commitments and Contingent Liabilities (continued)

Commitments:

         Call Center Services

         The Company has an agreement with a provider of integrated marketing, information and transaction services to provide customer relationship management services that commenced in 1999. The initial term of the agreement ends in December 2004, and is subject to automatic renewal for successive three year terms unless either party provides notice of termination. The fees that the Company must pay vary based on the types of service provided, performance criteria and other costs incurred by the provider. The Company must pay minimum annual fees over the remaining initial term as follows (in thousands):

                                                    Annual
           Year                                  Minimum Fees
           ----                                  ------------
           2001.............................       $18,216
           2002.............................        20,250
           2003.............................        20,250
           2004.............................        20,250
                                                   -------
           Total minimum payments...........       $78,966
                                                   =======

Expense recognized under this agreement was $1.7 million and $22.3 million in 1999 and 2000, respectively.

         Communications  Services

         The Company has an agreement with a provider of telephone services that commenced in May 2000 and expires May 2003. The fees that the Company must pay vary based on usage type and volume. The Company must pay a minimum annual fee of $7.0 million over the term of the agreement. Expense recognized under this agreement in 2000 was $6.3 million.

         Program Rights

         The Company has agreements totaling $9.2 million at December 31, 2000 for film rights and programs that are not yet available for showing, and accordingly, are not recorded by the Company. At December 31, 2000, the Company has commitments for future program rights of $4.0 million, $2.7 million, $1.3 million and $53,000 in 2001, 2002, 2003 and 2004.

18.      Related Party Transactions

         The Company has an arrangement with W.W. Keen Butcher, certain entities controlled by him (the "KB Companies") and the owner of a minority interest in one of the KB Companies under which the Company agrees to provide and maintain collateral for up to $8.0 million in principal amount of bank loans to Mr. Butcher and the minority owner. Mr. Butcher is the stepfather of Marshall W. Pagon, the Company's President and Chief Executive Officer, and Nicholas A. Pagon, a former executive of Pegasus, and Marshall and Nicholas Pagon are brothers. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the KB Companies for the acquisition of

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

18.      Related Party Transactions (continued)

television broadcast stations to be operated by the Company pursuant to local marketing agreements. At December 31, 1999 and 2000, the Company had provided collateral of $2.4 million and $4.9 million pursuant to this arrangement, respectively, which is included as restricted cash on the Company's consolidated balance sheets.

         William P. Phoenix, a director of Pegasus since June 1998, is a managing director of CIBC World Markets Corporation ("CIBC"), a financial services firm. CIBC and its affiliates have provided various services to the Company over the last three years. Total fees and expenses incurred by the Company with respect to CIBC were $3.3 million, $940,000 and $4.4 million for 1998, 1999, and 2000, respectively.

         At December 31, 2000, Pegasus has a loan outstanding to Nicholas Pagon amounting to approximately $224,000 for principal and interest accrued on the loan. The loan matures in January 2004 and bears interest at 6% per annum. Principal and any accrued and unpaid interest are due at maturity. The loan is collateralized by shares of Pegasus Class A common stock.

19.      Industry Segments

         At December 31, 2000, the Company's only reportable segment was DBS. DBS provides multi-channel digital broadcast satellite programming of DIRECTV in rural areas of the United States on a subscription basis. The Broadcast segment which had been a reportable segment in 1998 and 1999 was not one at December 31, 2000, and the Company believes that it will not be a reportable segment in the future. Accordingly, segment information for Broadcast for 1998, 1999 and 2000 has been aggregated with the Company's other operations. Performance of DBS is evaluated based on pre-marketing cash flow and location cash flow. Pre-marketing cash flow is revenues less programming, technical, general and administrative expenses. Location cash flow is pre-marketing cash flow less marketing and selling expenses. Pre-marketing and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Information on DBS' revenue and measure of profit/loss is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented therein. Capital expenditures for DBS were $2.0 million, $3.6 million and $19.1 million for 1998, 1999 and 2000, respectively. Capital expenditures for all other operations were $10.4 million, $11.2 million and $26.3 million for 1998, 1999 and 2000, respectively. Identifiable total assets, as revised (see Notes 2, 12 and 20) for DBS were $705.7 million and $2.3 billion at December 31, 1999 and 2000, respectively. Identifiable total assets for all other operations were $243.4 million and $624.5 million at December 31, 1999 and 2000, respectively.

20. Quarterly (Unaudited) and Year Ended Financial Information as Reported and Restated

         As discussed in Note 2, at year end 2000, the Company corrected the purchase accounting and allocations of the purchase consideration in the acquisitions of GSH and the 1998 acquisition of DTS. Because of the magnitude of these revisions, the Company is restating affected financial information previously reported for each quarter ended within 1999 and 2000 and for the years ended 1998 and 1999. These restatements are presented below.

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

20. Quarterly (Unaudited) and Year Ended Financial Information as Reported and Restated (continued)

      Following is unaudited quarterly statement of operations information for each quarter ended within 1999 and 2000. The information required to be reported in this quarterly summary is net revenues, loss from operations, loss before extraordinary items and on a per share basis and net loss applicable to common shares and on a per share basis. This information is presented as previously reported and as restated for the effects of the purchase accounting revisions referred to above. The Company has also revised its calculation of per share amounts to include the deemed dividend on the Series B and Series D preferred stock issued in the first quarter of 2000. The effect of the revision for the quarter ended March 31, 2000 was to increase the reported net loss applicable to common shares by $5.5 million and to increase the as reported per share amount by $0.14. In addition to these items, the Company is presenting other items previously reported within each quarter of 1999 and 2000 that are affected by and being restated for the above revisions.

                                                                       Quarter Ended (unaudited)
                                                   March 31,         June 30,         September 30,        December 31,
(in thousands, except per share amounts)             2000              2000               2000                 2000
                                                   ---------         --------         -------------        ------------
Net revenues, as reported.....................     $103,995         $143,683            $168,301             $201,529
DBS depreciation and amortization Expense:
   As reported................................       22,450           50,527              68,719
   As restated................................       20,274           44,045              60,084
Loss from operations:
   As reported................................      (24,809)         (46,547)            (81,502)             (73,397)
   As restated................................      (22,633)         (40,065)            (72,867)
Benefit for income taxes:
   As reported................................       (3,806)         (11,473)            (14,743)
   As restated................................            -          (25,485)            (39,293)
 Discontinued operations:
   As reported................................          491              163              59,946
   As restated................................          304              101              59,726
Loss before extraordinary items:
   As reported................................      (38,449)         (62,161)            (36,435)             (67,803)
   As restated................................      (40,266)         (41,729)             (3,470)
Extraordinary items:
   As reported................................       (9,280)
   As restated................................       (5,754)
Net loss applicable to common shares:
   As reported................................      (52,510)         (72,336)            (46,521)             (78,304)
   As restated................................      (56,338)         (51,904)            (13,556)
Basic and diluted per common share amounts:
Loss before extraordinary items,
  including deemed dividends, preferred
  stock dividends and accretion:
   As reported................................        (1.07)           (1.48)              (0.85)               (1.42)
   As restated................................        (1.25)           (1.06)              (0.25)
Net loss applicable to common shares,
  including deemed dividends, preferred
  stock dividends and accretion:
   As reported................................        (1.30)           (1.48)              (0.85)               (1.42)
   As restated................................        (1.43)           (1.06)              (0.25)

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

20. Quarterly (Unaudited) and Year Ended Financial Information as Reported and Restated (continued)

         Per common share amounts for the quarter ended March 31, 2000 and each quarter ended in 1999 in the following table reflect the two-for-one stock split effected in May 2000. In the quarter ended September 30, 2000, the Company recognized a gain on the sale of its Puerto Rico cable operations of $59.4 million, net of applicable taxes of $28.0 million. As a result of the revisions to the purchase accounting applied to the DTS and GSH acquisitions indicated above, amortization expense for DBS rights was reduced by $8.6 million and an income tax benefit of $14.9 million was recognized in the quarter ended December 31, 2000.

                                                                       Quarter Ended (unaudited)
                                                   March 31,         June 30,         September 30,        December 31,
(in thousands, except per share amounts)             1999              1999               1999                 1999
                                                   --------------------------------------------------------------------
Net revenues, as reported.....................      $66,285          $73,740             $84,668              $98,075

DBS depreciation and amortization expense:
   As reported................................       21,452           20,481              20,401               20,410
   As restated................................       19,975           19,003              18,924               18,933
Loss from operations:
   As reported................................      (27,218)         (30,545)            (39,790)             (28,354)
   As restated................................      (25,741)         (29,067)            (38,313)             (26,876)
(Benefit) expense for income taxes:
   As reported................................         (443)            (572)             (3,016)              (4,861)
   As restated................................          118              (10)                387                    1
Loss before extraordinary items:
   As reported................................      (41,878)         (44,624)            (52,127)             (40,006)
   As restated................................      (40,962)         (43,708)            (54,053)             (43,391)
Net loss applicable to common shares:
   As reported................................      (45,925)         (48,672)            (56,432)             (50,490)
   As restated................................      (45,009)         (47,756)            (58,358)             (53,875)

Basic and diluted per common share amounts:
Loss before extraordinary items:
   As reported................................        (1.40)           (1.24)              (1.43)               (1.12)
   As restated................................        (1.38)           (1.22)              (1.48)               (1.21)
Net loss applicable to common shares:
   As reported................................        (1.40)           (1.24)              (1.43)               (1.28)
   As restated................................        (1.38)           (1.22)              (1.48)               (1.36)

         In the fourth quarter of 1999, the Company had an extraordinary loss of $6.2 million in connection with the DTS notes that were exchanged for Pegasus notes.

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

20. Quarterly (Unaudited) and Year Ended Financial Information as Reported and Restated (continued)

         Following is year ended statement of operations information for 1998 and 1999 as previously reported and restated for the purchase accounting revisions. Per common share amounts reflect the two-for-one stock split effected in May 2000.

                                                          Year Ended
                                                 December 31,     December 31,
(in thousands, except per share amounts)             1998             1999
                                                -------------      -----------
DBS depreciation and amortization expense:
   As reported................................     $59,077          $82,744
   As restated................................      55,138           76,835
Loss from operations:
   As reported................................     (62,819)        (125,906)
   As restated................................     (58,880)        (119,997)
(Benefit) expense for income taxes:
   As reported................................        (901)          (8,892)
   As restated................................     (37,051)             496
Discontinued operations:
   As reported................................      25,774            2,128
   As restated................................      15,980            2,128
Loss before extraordinary items:
   As reported................................     (79,117)        (178,635)
   As restated................................     (48,822)        (182,114)
Net loss applicable to common shares:
   As reported................................     (93,881)        (201,519)
   As restated................................     (63,586)        (204,998)
Basic and diluted per common share amounts:
Loss before extraordinary items:
   As reported................................       (3.32)           (5.18)
   As restated................................       (2.25)           (5.27)
Net loss applicable to common shares:
   As reported................................       (3.32)           (5.34)
   As restated................................       (2.25)           (5.43)

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

20. Quarterly (Unaudited) and Year Ended Financial Information as Reported and Restated (continued)

         Following is balance sheet information for each quarter ended in 1999 and 2000 as previously reported and restated for the purchase accounting revisions.

                                                         Quarter Ended (unaudited)
                                              March 31,         June 30,         September 30,
                     (in thousands)             2000              2000               2000
                                              ---------         --------         -------------
Intangible assets, net:

  As reported.............................    $850,956        $2,292,982          $2,253,818

  As restated.............................     792,610         2,010,663           1,980,135

Noncurrent deferred income tax assets:

  As reported.............................      20,739            34,048              23,876

  As restated.............................           -                 -                   -

Net noncurrent deferred income tax
  liabilities:

  As reported.............................     104,806           596,605             571,596


  As restated.............................         536           234,558             195,172

Redeemable preferred stocks:

   As reported............................     185,722           190,642             195,853

   As restated............................     476,144           481,064             486,275

Total stockholders' equity:

  As reported.............................     313,442           863,918             811,605

  As restated.............................      48,206           619,176             600,048

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

20. Quarterly (Unaudited) and Year Ended Information as Reported and Restated (continued)

                                                                 Quarter Ended (unaudited)
                                              March 31,       June 30,         September 30,     December 31,
                      (in thousands)            1999            1999               1999              1999
                                              ---------       --------         -------------     ------------
Intangible assets, net:

   As reported............................    $772,821       $780,240            $771,972          $760,637

   As restated............................     735,802        744,698             737,907           704,219

Noncurrent deferred income tax assets:

   As reported............................       7,157          5,216               6,160            30,371

   As restated............................           -              -                   -                 -

Net noncurrent deferred income tax
   liabilities:

   As reported............................      77,580         75,723              73,236            90,310

   As restated............................       2,193          2,838               2,810                 -

Total stockholders' equity (deficit):

   As reported............................      87,106         41,715             (13,658)          (63,127)

   As restated............................     118,317         73,842              16,543           (36,311)

         Intangible assets, net at December 31, 1999 have been further adjusted to exclude net deferred financing costs of $23.8 million to conform to the current reporting of this amount at December 31, 2000.

21.      Subsequent Events

         On February 22, 2001, a corporate reorganization was effected in which a new publicly-held parent holding company was formed with the name Pegasus Communications Corporation. Pegasus became a direct wholly-owned subsidiary of this new parent company on the reorganization date. The ownership interests and rights of Pegasus' common and preferred stockholders were automatically transferred into common and preferred stocks of the new parent company. The common and preferred stocks of the new parent company are identical in all terms, conditions and amounts outstanding as those of Pegasus' existing at the date of the reorganization. The Class A common stock of the new parent company trades on the NASDAQ National Market under the symbol "PGTV." All of Pegasus' capital stock existing at the date of the reorganization was converted into a new Class B common stock. Pegasus continues to be obligated under debt securities after the reorganization that were outstanding at the date of the reorganization. The new parent company will not be subject to the covenants and restrictions arising from Pegasus' debt and Series A preferred stock outstanding at the date of the reorganization. Pegasus

                   Pegasus Satellite Communications, Inc.
             Notes to Consolidated Financial Statements (Continued)

21.      Subsequent Events (continued)

continues to operate the existing DBS, Broadcast and broadband and TV centric Internet access businesses. Pegasus distributed its wholly-owned subsidiary PDC along with certain intellectual property and pending satellite license applications to the new parent company. Pegasus completed this reorganization to increase the flexibility of the new parent company to pursue new activities and initiatives through its direct subsidiaries. The reorganization was accounted for as a recapitalization in which the historical basis of assets and liabilities existing at the date of the reorganization did not change.

         Concurrently with the reorganization, Pegasus issued a new 12-3/4% Series A Cumulative Exchangeable Preferred Stock in exchange for the 12-3/4% Series A Cumulative Exchangeable Preferred Stock of the new parent company. By operation of applicable state corporate law, in conjunction with the reorganization the new parent company had assumed the Series A preferred stock of Pegasus that was outstanding at the date of the reorganization. The terms, conditions and amount outstanding for Pegasus' new Series A preferred stock are identical to that of the new parent company's Series A preferred stock exchanged and as well as to that of Pegasus' Series A preferred stock that had been outstanding at the date of the reorganization. The new parent company's Series A preferred stock surrendered in the exchange was cancelled.

PEGASUS SATELLITE COMMUNICATIONS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1998, 1999 and 2000
(In thousands)

                                  Balance at     Additions        Additions                    Balance at
                                 Beginning of   Charged To       Charged To                      End of
Description                         Period       Expenses     Other Accounts     Deductions      Period

Allowance for
Uncollectible
Accounts Receivable
- -----------------------------
     Year 1998                      $ 319          $2,847         $  183(a)       $ 2,782(c)     $   567
     Year 1999                        567           8,369              -            7,526(c)       1,410
     Year 2000                      1,410          14,531          1,000(b)        13,638(c)       3,303



Valuation Allowance for
Deferred Tax Assets (d)
- -----------------------------
     Year 1998                    $13,297          $   -          $    -          $ 7,996        $ 5,301
     Year 1999                      5,301          54,507              -                -         59,808
     Year 2000                     59,808               -          2,729           62,537              -

(a) Amount acquired as a result of the merger with Digital Television Services, Inc.
(b) Represents allowance for doubtful accounts obtained in the acquisition of Golden Sky Holdings, Inc.
(c) Amounts written off, net of recoveries.
(d) Ending balances for 1998 and 1999 have been restated for the revisions to purchase accounting for the acquisitions of Digital Television Services, Inc. and Golden Sky Holdings, Inc. (see Notes 2, 12 and 20). As a result of the purchase accounting revisions for these acquisitions, valuation allowances were no longer required.