Form 10-K405/A
period 2000-12-31
PEGASUS SATELLITE COMMUNICATIONS INC
filed 2001-04-04
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------
                                   FORM 10-K/A


                                 Amendment No. 1

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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
               (formerly named Pegasus Communications Corporation)

                                 ---------------

             (Exact name of registrant as specified in its charter)

                  Delaware                                  51-0374669
                  --------                                  ----------
      (State or other jurisdiction of                   (I.R.S.  Employer
       incorporation or organization)                 Identification Number)

  c/o Pegasus Communications Management Company
 225 City Line Avenue, Suite 200, Bala Cynwyd, PA             19004
 ------------------------------------------------             -----
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

                               -------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

         On February 22, 2001, the Registrant reorganized its corporate structure. In the reorganization all common and preferred stock of the Registrant was exchanged for common and preferred stock of a newly formed holding company. The new holding company assumed the name of Pegasus Communications Corporation along with the publicly-traded common stock.

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

================================================================================

                                Explanatory Note

         This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant's Form 10-K for the fiscal year ended December 31, 2000. This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 is being filed solely to (1) amend Schedule II - Valuation and Qualifying Accounts under ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K and (2) add
Exhibit 23.2, Consent of PricewaterhouseCoopers LLP, under ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K.


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (3) Exhibits

Exhibit
Number        Description of Document
------        -----------------------

23.2*         Consent of PricewaterhouseCoopers LLP.

---------
* Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEGASUS SATELLITE COMMUNICATIONS, INC.

                                   By:      /s/ Scott A. Blank
                                       ---------------------------------
                                            Scott A. Blank
                                            Vice President
Date: April 4, 2001

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              *                             Chairman of the Board, Chief
--------------------------------            Executive Officer and President             April 4, 2001
Marshall W. Pagon                           (Principal Executive Officer)


              *                             Executive Vice President, Chief
--------------------------------            Administrative Officer, Secretary           April 4, 2001
Ted S. Lodge                                Director

                       *                    Vice President and Chief                    April 4, 2001
------------------------------------        Financial Officer
M. Kasin Smith                              (Principal Financial and
                                            Accounting Officer)


                       *                    Director                                    April 4, 2001
------------------------------------
Robert F. Benbow

                       *                    Director                                    April 4, 2001
------------------------------------
William P. Collatos

                       *                    Director                                    April 4, 2001
------------------------------------
Harry F. Hopper III

                       *                    Director                                    April 4, 2001
------------------------------------
James J. McEntee, III

                        *                   Director                                    April 4, 2001
------------------------------------
Mary C. Metzger

                        *                   Director                                    April 4, 2001
------------------------------------
William P. Phoenix

                         *                  Director                                    April 4, 2001
------------------------------------
Robert N. Verdecchio


*By:   /s/ Scott A. Blank
       ---------------------
         Attorney-in-fact

                                      -2-

PEGASUS SATELLITE COMMUNICATIONS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1998, 1999 and 2000
(In thousands)

                                 Balance at       Additions         Additions                      Balance at
                                Beginning of      Charged To        Charged To                      End of
Description                        Period          Expenses       Other Accounts     Deductions     Period
Allowance for
Uncollectible
Accounts Receivable
------------------------------
     Year 1998                       $ 319          $2,847           $ 183(a)       $ 2,782(c)       $ 567
     Year 1999                         567           8,369              -             7,526(c)       1,410
     Year 2000                       1,410          14,531           1,000(b)        13,638(c)       3,303



Valuation Allowance for
Deferred Tax Assets (d)
------------------------------
     Year 1998                     $13,297          $  -             $  -            $7,996(f)      $5,301
     Year 1999                       5,301          54,507              -               -           59,808
     Year 2000                      59,808             -             2,729(e)        62,537(g)         -

(a) Amount acquired as a result of the merger with Digital Television Services, Inc.
(b) Represents allowance for doubtful accounts obtained in the acquisition of Golden Sky Holdings, Inc.
(c) Amounts written off, net of recoveries.
(d) Ending balances for 1998 and 1999 have been restated for the revisions to purchase accounting for the acquisitions indicated in (f) and (g) below.
(e) Net operating loss carryfowards incurred during the year.
(f) Valuation allowances no longer required as a result of the purchase accounting revisions made to the Digital Television Services acquisition.
(g) Valuation allowances no longer required as a result of the purchase accounting revisions made to the Digital Television Services and Golden Sky Holdings acquisitions.