Form 10-Q
period 2001-03-31
PEGASUS SATELLITE COMMUNICATIONS INC
filed 2001-05-17
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2001
                                        --------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from__________ to __________

                         Commission File Number 0-21389
                                                -------

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
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
Yes_X_  No___



         Number of shares of each class of the Registrant's common stock outstanding as of May 15, 2001:

                  Class B, Common Stock, $0.01 par value                 200

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2001

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information


         Item 1            Financial Statements

                           Condensed Consolidated Balance Sheets
                             March 31, 2001 and December 31, 2000                                4

                           Consolidated Statements of Operations and
                             Comprehensive Loss
                             Three months ended March 31, 2001 and 2000                          5

                           Condensed Consolidated Statements of Cash Flows
                             Three months ended March 31, 2001 and 2000                          6

                           Notes to Consolidated Financial Statements                            7


         Item 2            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       12


         Item 3            Quantitative and Qualitative Disclosures About
                             Market Risk                                                         17


Part II.  Other Information


         Item 1            Legal Proceedings                                                     18

         Item 2            Changes in Securities and Use of Proceeds                             18

         Item 6            Exhibits and Reports on Form 8-K                                      18

         Signature                                                                               20

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     Pegasus Satellite Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                                  March 31,            December 31,
                                                                                                    2001                   2000
                                                                                              ------------------     ---------------
                                    ASSETS                                                                  (unaudited)
Current  assets:
     Cash and cash equivalents                                                                        $ 160,305            $ 214,361
     Restricted cash                                                                                     11,710                9,071
     Accounts receivable, net                                                                            61,458               57,643
     Inventory                                                                                           12,030               16,854
     Prepaid expenses                                                                                    12,434               12,778
     Other current assets                                                                                 6,680                4,967
                                                                                              ------------------     ---------------
       Total current assets                                                                             264,617              315,674

Property and equipment, net                                                                              68,449               64,609
Intangible assets, net                                                                                1,977,941            2,036,208
Investment in affiliates                                                                                      -              116,364
Other non-current assets                                                                                 56,795               72,531
                                                                                              ------------------     ---------------
     Total assets                                                                                    $2,367,802           $2,605,386
                                                                                              ==================     ===============

               LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY

Current liabilities:
     Current portion of long-term debt                                                                 $ 14,357             $ 10,891
     Taxes payable                                                                                       29,620               29,620
     Accounts payable                                                                                     7,073                9,782
     Accrued satellite programming, fees and commissions                                                 86,065              104,627
     Other current liabilities                                                                           50,044               66,401
                                                                                              ------------------     ---------------
       Total current liabilities                                                                        187,159              221,321

Long-term debt                                                                                        1,201,014            1,171,967
Deferred income taxes, net                                                                              103,842              145,912
Other non-current liabilities                                                                            43,590               40,198
                                                                                              ------------------     ---------------
      Total liabilities                                                                               1,535,605            1,579,398
                                                                                              ------------------     ---------------

Commitments and contingent liabilities  (see Note 10)

Minority interest                                                                                         1,033                  911

Redeemable preferred stock                                                                              167,224              490,646

Stockholder's equity:
     Common stock                                                                                             -                  551
     Other stockholder's equity                                                                         663,940              533,880
                                                                                              ------------------     ---------------
       Total stockholder's equity                                                                       663,940              534,431
                                                                                              ------------------     ---------------

     Total liabilities, redeemable preferred stock and stockholder's equity                          $2,367,802           $2,605,386
                                                                                              ==================     ===============

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                            Three Months Ended March 31,
                                                                                            2001                    2000
                                                                                     --------------------    --------------------
                                                                                                      (unaudited)
Net revenues:
     DBS                                                                                       $ 205,838                $ 95,857
     Broadcast                                                                                     7,646                   8,138
                                                                                     --------------------    --------------------
       Total net revenues                                                                        213,484                 103,995

Operating expenses:
     DBS
        Programming, technical, general and administrative                                       146,227                  67,858
        Marketing and selling                                                                     53,992                  25,409
        Depreciation and amortization                                                             62,754                  20,274
        Other                                                                                        525                     400
     Broadcast
        Programming, technical, general and administrative                                         5,436                   5,963
        Marketing and selling                                                                      1,882                   1,869
        Depreciation and amortization                                                              1,281                   1,325
        Other                                                                                        110                      15
                                                                                                                               -
     Corporate expenses                                                                            2,637                   1,860
     Corporate depreciation and amortization                                                         387                     363
     Development costs                                                                             3,376                     427
     Other expense                                                                                 8,336                     865
                                                                                     --------------------    --------------------
       Loss from operations                                                                      (73,459)                (22,633)

Interest expense                                                                                 (34,331)                (21,247)
Interest income                                                                                    2,708                   3,426
Other non-operating expense, net                                                                  (3,495)                   (116)
                                                                                     --------------------    --------------------
     Loss from continuing operations before income taxes
       and extraordinary items                                                                  (108,577)                (40,570)

Benefit for income taxes                                                                         (37,935)                      -
                                                                                     --------------------    --------------------

     Loss from continuing operations before
       extraordinary items                                                                       (70,642)                (40,570)
Discontinued operations:
     Income from discontinued operations of cable segment, net of income
       tax expense of $187                                                                             -                     304
                                                                                     --------------------    --------------------
     Loss before extraordinary items                                                             (70,642)                (40,266)

Extraordinary loss from extinquishment of debt, net of income tax
     benefit of $3,526                                                                                 -                  (5,754)
                                                                                     --------------------    --------------------
     Net loss                                                                                    (70,642)                (46,020)

Other comprehensive loss:
     Unrealized loss on marketable equity securities, net of income
       tax benefit of $4,665                                                                      (7,611)                      -
                                                                                     --------------------    --------------------
     Comprehensive loss                                                                        $ (78,253)              $ (46,020)
                                                                                     ====================    ====================



           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                Three Months Ended March 31,
                                                                                                2001                    2000
                                                                                          ------------------      ------------------
                                                                                                          (unaudited)
Net cash used for operating activities                                                            $ (67,699)               $ (5,698)
                                                                                          ------------------      ------------------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                              (889)                (35,967)
       Capital expenditures                                                                          (7,188)                 (8,005)
       Investment in affiliates                                                                           -                 (14,462)
       Other                                                                                         (2,584)                 (1,261)
                                                                                          ------------------      ------------------
    Net cash used by investing activities                                                           (10,661)                (59,695)
                                                                                          ------------------      ------------------

Cash flows from financing activities:
       Repayments of long-term debt                                                                  (3,037)                 (9,761)
       Net borrowings on bank credit facilities                                                      31,313                  70,800
       Restricted cash, net of cash acquired                                                         (2,639)                 (2,070)
       Debt financing costs                                                                             (23)                (10,052)
       Net proceeds from issuance of preferred stock                                                      -                 290,619
       Other                                                                                         (1,310)                    721
                                                                                          ------------------      ------------------
    Net cash provided by financing activities                                                        24,304                 340,257
                                                                                          ------------------      ------------------

Net (decrease) increase in cash and cash equivalents                                                (54,056)                274,864
Cash and cash equivalents, beginning of year                                                        214,361                  40,453
                                                                                          ------------------      ------------------
Cash and cash equivalents, end of period                                                          $ 160,305               $ 315,317
                                                                                          ==================      ==================



               See accompanying notes to consolidated financial statements

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   The Company

         On February 22, 2001, the Company undertook a corporate reorganization and is now named Pegasus Satellite Communications, Inc. (formerly Pegasus Communications Corporation). As a result of the reorganization, Pegasus Satellite Communications, Inc. (herein referred to as "Pegasus" or together with its subsidiaries "the Company") became a direct subsidiary of a new publicly held parent holding company that was formed and which assumed the name Pegasus Communications Corporation ("PCC"). In the reorganization, the ownership interests and rights of Pegasus' common and preferred stockholders were automatically transferred into common and preferred stocks of PCC. Simultaneously in the reorganization, Pegasus distributed its subsidiary Pegasus Development Corporation ("PDC") to PCC.

2.   Basis of Presentation

         The consolidated financial statements include the accounts of Pegasus and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis.

         The amounts on the balance sheet as of December 31, 2000 were derived from the audited balance sheet of Pegasus as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in Pegasus' Annual Report on Form 10-K for the year ended December 31, 2000.

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

3.   Redeemable Preferred Stock

         In the corporate reorganization indicated in Note 1, all shares of Series A, B, C, D and E preferred stocks of Pegasus issued and outstanding at the date of the reorganization were cancelled, and balances associated with these stocks were transferred to additional paid-in capital.

         Concurrent with the reorganization, Pegasus issued a new 12-3/4% Series A cumulative exchangeable preferred stock in exchange for PCC's 12-3/4% Series A cumulative exchangeable preferred stock that it had received from Pegasus in the reorganization. The terms, conditions and amounts outstanding, including dividends accrued, of Pegasus's new Series A preferred stock are identical to those of PCC's Series A preferred stock as well as those of Pegasus's Series A preferred stock outstanding at the date of the reorganization.

         The number of shares of Pegasus' Series A preferred stock issued and outstanding was 162,587 and 152,844 at March 31, 2001 and December 31, 2000, respectively. The increase in the number of shares was due to the payment of semi-annual dividends on January 1, 2001 of $9.7 million in shares of Series A preferred stock. The carrying amount increased $5.2 million to $167.2 million at March 31, 2000 from $162.0 million at December 31, 2000. The increase was principally due to accrued dividends.

4.   Common Stock

         In the corporate reorganization indicated in Note 1, all shares of Class A and B common stocks of Pegasus issued and outstanding on the date of the reorganization were cancelled. Simultaneously in the reorganization, Pegasus issued 200 shares of new Class B common stock, $.01 par value. All of these shares became wholly owned by PCC in the reorganization. The difference in the amount of par value of the new Class B common stock and the amount of the par values of the Class A and B common stocks outstanding at the date of the reorganization was transferred to additional paid-in capital.

5.   Other Stockholder's Equity

         Stockholder's equity increased by $338.1 million as a result of balances associated with preferred and common stocks that were transferred to additional paid-in capital in the corporate reorganization, as discussed in Notes 3 and 4. Additionally, stockholder's equity was reduced by a charge to additional paid-in capital of $206.7 million representing Pegasus' net investment in PDC that was distributed to PCC in the reorganization, as indicated in Note 1.

         Within other stockholder's equity is accumulated other comprehensive loss, net of income tax, representing the cumulative unrealized loss on marketable equity securities held by the Company. Balances were $19.6 million, net of income tax benefit of $12.0 million at March 31, 2001 and $12.0 million, net of income tax benefit of $7.3 million at December 31, 2000.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Long-Term Debt

         In the corporate reorganization discussed in Note 1, Pegasus continues to be obligated under debt securities and agreements after the reorganization that were outstanding at the date of the reorganization, which are the same that existed at December 31, 2000.

         During the three months ended March 31, 2001, Pegasus Media & Communications, Inc. ("PM&C"), a direct subsidiary of Pegasus, borrowed $32.0 million under its revolving credit facility. The total amount outstanding under the revolving credit facility was $67.0 million at March 31, 2001 and $35.0 million at December 31, 2000. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $36.6 million at March 31, 2001 and $40.4 million at December 31, 2000. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $5.6 million to approximately $219.4 million. Availability under the revolving credit facility at March 31, 2000 was $115.6 million. On March 31, 2001, PM&C began making scheduled quarterly payments on its term loan facility amounting to $687,500. This reduced the amount outstanding thereunder to $274.3 million at March 31, 2001. The weighted average rates of interest including applicable margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.63% and 10.19%, respectively, for the term facility and 7.71% and 10.11%, respectively, for the revolving facility.

         At March 31, 2001 and December 31, 2000, the total amount outstanding under Golden Sky Systems, Inc.'s ("GSS") revolving credit facility was $37.0 million. GSS is an indirect subsidiary of Pegasus. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $28.7 million at March 31, 2001 and $35.9 million at December 31, 2000. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $1.2 million to approximately $113.9 million. Availability under the revolving facility at March 31, 2001 was $48.1 million. The weighted average rates of interest including applicable margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.33% and 9.90%, respectively, for the term facility and 8.05% and 10.26%, respectively, for the revolving facility.

         At March 31, 2001, GSS was in violation of covenants under its credit agreement with respect to certain operational thresholds. GSS has requested a waiver of these violations from the participating lenders to the agreement. In exchange for the waiver, GSS would amend the agreement to permanently reduce the commitment under the revolving facility to $90.0 million. GSS intends to repay amounts outstanding under the term loan facility and revolving credit facility by the end of the third quarter 2001. The waiver and amendment are pending approval by the participating lenders. The amount outstanding under the credit agreement of $72.0 million is classified as non-current, as the Company intends to refinance the debt on a long-term basis with availability under the PM&C revolving credit facility described above.

         On April 27, 2001, Pegasus offered to exchange its new issue of $195.0 million in principal amount of 12-3/8% senior notes due 2006 for GSS' outstanding $195.0 million in principal amount of Series A and B 12-3/8% senior subordinated notes due 2006. Additionally on this date, Pegasus offered to exchange its new issue of $193.1 million in maturity value of 13-1/2% senior subordinated discount notes due 2007 for Golden Sky DBS, Inc.'s ("GSDBS") outstanding $193.1 million in maturity value of 13-1/2% Series B senior discount notes due 2007. GSDBS is an indirect wholly owned subsidiary of Pegasus. In the exchange, the holders of the GSS and GSDBS notes are being solicited for their consent to amend each indenture governing GSS' and GSDBS' notes that would eliminate substantially all restrictive covenants under the indentures. Tender of the notes constitutes consent to the applicable indenture amendments. The exchange offer is scheduled to expire in the second quarter of 2001.

7.   Industry Segments

         At March 31, 2001 and December 31, 2000, the Company's only reportable segment was DBS. Information on DBS' revenue and measure of profit/loss and how this contributes to the Company's consolidated loss from continuing operations before income taxes for each period reported is as presented on the consolidated statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were $2.1 billion at March 31, 2001, which did not change significantly from the total assets at December 31, 2000.

8.   Supplemental Cash Flow Information

         Significant noncash investing and financing activities are as follows (in thousands):

                                                                                          Three Months
                                                                                        Ended March 31,
                                                                                     2001             2000
                                                                                 --------------   --------------
Preferred stock dividends and reduction of paid-in capital....................           5,432           10,318
Barter revenue and related expense............................................           1,677            1,807
Capital issued and related investment in affiliates...........................               -           97,555
Capital issued and related acquisition of intangibles.........................               -           78,115
Deferred taxes, net and related acquisition of intangibles....................               -           27,985
Mortgage payable and related purchase of building.............................               -            8,750

9.   Derivative Instruments

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

         At March 31, 2001, the Company's derivative instruments were two interest rate swap and two interest rate cap instruments. The Company has not designated these instruments as hedges, so the changes in the fair values of these instruments are recognized in earnings in the period of change. The fair values of these swaps and caps are determined by the financial institutions that are party to the contracts and the fair values are determined by the amount that the Company or other parties to the contracts would pay if the contracts were terminated at March 31, 2001. No cash is transferred in determining the termination values. The Company recorded a liability and a charge to earnings at March 31, 2001 of $3.3 million for the amount of the combined fair values of the swaps and caps that the Company would pay to terminate the respective contracts.

10.  Commitments and Contingent Liabilities

Legal Matters:

         DIRECTV, Inc. Litigation
         ------------------------

         The Company is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation and between the Company and the NRTC.

         The NRTC:

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

         On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(Degree) W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the agreements with the NRTC.

         On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the NRTC's right of first refusal, effective at the termination of DIRECTV's contract with the NRTC, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal.

         If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the DIRECTV rights. The Company has been informed that DIRECTV may amend its counterclaim to file additional claims against the NRTC.

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

         Both of the NRTC's lawsuits against DIRECTV have been consolidated. A trial date of August 13, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV discussed below.

         Pegasus Satellite Television, Inc. ("PST") and GSS:

         On January 10, 2000, PST, a direct subsidiary of Pegasus, and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with their relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by PST, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: a declaratory judgement that PST has no right of first refusal in the agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of the agreements with the NRTC. PST has been informed by DIRECTV that it intends to file a motion for summary judgment on both of those claims. PST's and GSS' motion to dismiss the counterclaim was denied on May 8, 2001 and a response by PST and GSS to the counterclaim is due May 21, 2001.

         All four lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of August 13, 2002 for all four of these actions.

         The outcome of this litigation could have a material adverse effect on the Company's direct broadcast satellite business. The Company's revenue and financial performance would be adversely affected if the Company were unable to continue offering DIRECTV products.

Other Matters
-------------

         From time to time the Company is involved with other claims that arise in the normal course of business. In the opinion of the Company's management, any liability that may result with respect to these other claims and matters will not have a significant adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

11.  New Accounting Pronouncements

         SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Certain provisions of this standard became effective for the Company on January 1, 2001 and other provisions became effective after March 31, 2001. The adoption of this standard did not have any impact on the Company.

12.  Income Taxes

         The Company's effective federal income tax rate for continuing operations for the three months ended March 31, 2001 was (34.94)%, compared to the statutory federal income tax rate of 35.00%. The effective federal income tax rate for continuing operations for the year ended December 31, 2000 was (32.31)%. The Company's effective federal income tax rate varies with the changes in the Company's net deferred income tax position. The current year's rate reflects more of the effects of deferred income tax assets associated with increased cumulative net operating loss carryforwards available for income tax purposes than were able to be used in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes which are included herein.

         General

         On February 22, 2001, we undertook a corporate reorganization and are now named Pegasus Satellite Communications, Inc. (formerly Pegasus Communications Corporation). As a result of the reorganization, we became a direct subsidiary of a new publicly held parent holding company that was formed and which assumed the name Pegasus Communications Corporation. All of our preferred and common stocks issued and outstanding at the date of the corporate reorganization were cancelled. Simultaneously in the reorganization, we issued a new Class B $.01 par value common stock which became wholly owned by Pegasus Communications. In the reorganization, we distributed our subsidiary Pegasus Development Corporation to Pegasus Communications.

          We have a history of reported losses from our operations principally due to our significant amounts of interest expense and amortization and depreciation, and we are likely to continue to report losses for the foreseeable future.

          A substantial portion of our business is derived from providing multichannel DBS services as an independent DIRECTV provider. DIRECTV is a service of DIRECTV, Inc. We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Separately, we are involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 10 of the Notes to Consolidated Financial Statements for information on the litigation.

Results of Operations

Comparison of Three Months Ended March 31, 2001 and 2000

         In this section, amounts and changes specified are for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, unless indicated otherwise.

DBS Business

         Revenues more than doubled, with an increase of $110.0 million to $205.8 million, principally due to an increase of 637,100 subscribers in the last 12 months to 1,439,500 at March 31, 2001. Of this subscriber increase, 396,100 were from acquisitions, of which 345,000 resulted from our acquisition of Golden Sky Holdings in May 2000 and 241,000 were from internal growth. In the 12 months ended March 31, 2001, we acquired the exclusive DIRECTV distribution rights to 2.1 million households, of which 1.9 million came from the Golden Sky Holdings acquisition. At March 31, 2001, we had exclusive DIRECTV distribution rights to 7.5 million households. Our sales and marketing efforts have increased our penetration within our territories to 19.3% at March 31, 2001 from 15.1% at March 31, 2000. Revenue per average subscriber was $48.48 compared to $43.52, primarily due to the incremental impact of the seamless consumer program we entered into with DIRECTV in August 2000 in which we are able to directly provide certain premium programming from DIRECTV and earn the associated revenues.

         Because of the increased number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are favorable. Also, we believe that favorable conditions still exist for further subscriber growth through acquisitions in the remainder of 2001. However, we cannot make any assurances that internal growth or growth through acquisitions will occur or as to the rate of that growth.

         Programming, technical, general and administrative expenses more than doubled, with an increase of $78.4 million to $146.2 million. This increase was primarily due to the incremental costs incurred in providing service to an increased subscriber base. We experienced a slight erosion in our overall margin, as programming, technical, general and administrative expenses were 71.0% of revenues for the three months ended March 31, 2001 compared to 70.8% for the three months ended March 31, 2000. This was primarily caused by margins associated with the seamless consumer program being lower than our other programs.

         Marketing and selling costs, which are also known as subscriber acquisition costs, increased $28.9 million to $54.0 million. This increase was principally due to increased commissions and subsidies to our dealer network resulting from the subscriber growth we experienced and revisions to and expansion of our commission and subsidy programs that were initiated in the second half of 2000. As a result of these increased expenses, our subscriber acquisition costs per gross subscriber based on subscribers added through internal growth increased to $489 per subscriber for 110,400 subscribers added in the three months ended March 31, 2001 compared to $321 per subscriber for 79,300 subscribers added for the three months ended March 31, 2000.

         Depreciation and amortization increased $42.5 million to $62.8 million principally due to increased amortization on increased DBS rights assets. DBS rights assets increased by $1.1 billion during the 12 months ended March 31, 2001 due to acquisitions we made during this time. Approximately $1.0 billion of the increase resulted from our acquisition of Golden Sky Holdings. Amortization of the DBS rights assets from the Golden Sky Holdings acquisition contributed approximately $25.0 million of the increase in depreciation and amortization. The annual amortization expense associated with the DBS rights from the Golden Sky Holdings acquisition is approximately $100.0 million.

Broadcast Business

         Revenues decreased $492,000 to $7.6 million partly due to reduced revenue in the current quarter from national advertising accounts. In large part as a response to the general slow down recently being experienced in the overall economy, national advertisers, particularly within the automotive sector, have reduced dollars available for advertising. The decrease in current period revenues is also partly due to increased advertising revenue in the prior year quarter generated by the presidential campaigns underway at that time. Based on industry information available to us, these effects on advertising revenues are being felt by other media providers across the country in varying degrees. Our advertising revenues for our second quarters historically have trailed those of our first quarters. We cannot predict with any assurance whether or not advertising revenues will improve or worsen in the second half of 2001.

         Excluding a nonrecurring adjustment in programming expenses, expenses of the Broadcast business were relatively flat. Expenses are not necessarily directly related to the movement in revenues. This is because many programming costs are associated with multi-year contracts that are entered into one or more years in advance of when the related expense is recognized. The expenses recognized may bear little relationship to the influence that economic conditions have on revenues at the time that revenue, especially advertising revenue, is earned and recognized. In view of the impact on us of the unfavorable advertising revenue conditions, we have instituted cost management efforts to reduce costs without compromising programming content and marketing efforts, which is a principal reason why the quarter over quarter change in expenses is relatively flat.

Other Statement of Operations and Comprehensive Loss Items

         Development costs increased by $2.9 million to $3.4 million. These costs primarily represent start up costs of our developing broadband business. This business was launched in May 2001. Our expectations for this business in 2001 are discussed below.

         Other operating expenses of $8.3 million for the three months ended March 31, 2001 primarily consist of costs associated with the ongoing DIRECTV litigation of $7.4 million.

         Interest expense increased $13.1 million to $34.3 million. This increase was principally due to additional borrowings outstanding during the current year period than in the prior year period. Debt outstanding at March 31, 2001 was $460.4 million higher than debt outstanding at March 31, 2000. This increase was principally due to debt of Golden Sky Systems and Golden Sky DBS in a combined amount of $399.0 million at a combined rate of 12.93% that we included as a result of our acquisition of Golden Sky Holdings. Additionally, we had an average amount of $61.4 million outstanding under Pegasus Media & Communications' revolving credit facility during the three months ended March 31, 2001 and only an average of $26.5 million outstanding under revolving credit facilities during the three months ended March 31, 2000.

         For the three months ended March 31, 2001, we had an income tax benefit for the loss from continuing operations of $37.9 million compared to no income taxes allocated to the loss from continuing operations for the three months ended March 31, 2000. The difference is due to sufficient deferred income tax liabilities generated by our acquisitions that have occurred since March 31, 2000, particularly our acquisition of Golden Sky Holdings, that enabled us to use the benefits of our deferred income tax assets and recognize the related income tax benefits in earnings in the current year period.

         Other non-operating expense for the three months ended March 31, 2001 of $3.5 million primarily consists of the loss we recognized on the fair value of our derivative instruments of $3.3 million.

Liquidity and Capital Resources

         At March 31, 2001, we had cash and cash equivalents, excluding restricted cash, on hand of $160.3 million.

         During the three months ended March 31, 2001, our subsidiary Pegasus Media & Communications borrowed $32.0 million under its revolving credit facility. The total amount outstanding under the revolving credit facility was $67.0 million at March 31, 2001. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $5.6 million to approximately $219.4 million. Availability under the revolving credit facility at March 31, 2000 was $115.6 million. Pegasus Media & Communications began on March 31, 2001 making scheduled quarterly payments on its term loan facility amounting to $687,500. This reduced the amount outstanding thereunder to $274.3 million at March 31, 2001. At March 31, 2001, the total amount outstanding under our subsidiary Golden Sky Systems' revolving credit facility was $37.0 million. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $1.2 million to approximately $113.9 million. Availability under the revolving facility at March 31, 2001 was $48.1 million.

         At March 31, 2001, Golden Sky Systems was in violation of covenants under its credit agreement with respect to certain operational thresholds. Golden Sky Systems has requested a waiver of these violations from the participating lenders to the agreement. In exchange for the waiver, Golden Sky Systems would amend the agreement to permanently reduce the commitment under the revolving facility to $90.0 million. Golden Sky Systems intends to repay amounts outstanding under the term loan facility and revolving credit facility by the end of the third quarter 2001. The waiver and amendment are pending approval by the participating lenders.

         Net cash used by operating activities was $67.7 million for the three months ended March 31, 2001 compared to $5.7 million for the same period last year. Several factors caused this variance. Cash interest paid in the current year period increased by $26.3 million to $37.5 million due to higher amounts of debt outstanding during the current year period than in the prior year period as previously discussed. We incurred DIRECTV litigation costs of $7.4 million in the current year period. Broadband start up costs of approximately $3.0 million were also incurred in the current year period. The remainder of the increased net cash used used by operating activities was primarily due to increased subscriber acquisition costs due to a greater number of subscriber additions in the current year period than in the prior year period and increased cost per subscriber in the current year period than in the prior year period, as previously discussed. These factors contributed to our overall decrease in cash for the three months ended March 31, 2001 of $54.1 million. We borrowed a net $31.3 million under our credit facilities to aid in funding our operating cash usage.

         DBS pre-marketing cash flow was $59.6 million for the three months ended March 31, 2001 compared to $28.0 million for the same prior year period, and location cash flow was $5.6 million for three months ended March 31, 2001 compared to $2.6 million for the same prior year period. Broadcast location cash flow was $328,000 for the three months ended March 31, 2001 compared to $306,000 for the same prior year period. Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow of the DBS business is its pre-marketing cash flow less its marketing and selling expenses. Marketing and selling expenses incurred by DBS are also known as subscriber acquisition costs. Location cash flow for the broadcast television business is calculated by taking the broadcast revenues and deducting from them their related programming, technical, general and administrative and marketing and selling expenses. Pre-marketing and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing and location cash flows also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing and location cash flows are important for the following reasons:

o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and
o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

         We launched our broadband business in May 2001. This is a new service provided by us. This service offers two-way Internet access via satellite principally to rural and underserved areas. Because of our previous success in introducing DBS services to rural and underserved areas, we believe that we are well situated to introduce this new service to these areas, though we cannot assure you that we will be successful. Unlike our DBS business that is geographically constrained, we may offer the broadband service to all of North America. We estimate our aggregate operational and net capital requirements to vary between $30.0 million and $60.0 million in 2001 depending upon the number of subscribers we enroll. We expect that subscriber acquisition costs for the broadband service will include substantial equipment subsidies to make the equipment more affordable and attractive to users. This will initially have a negative impact on margins and the payback period in recovering our costs. For 2001, we expect that the broadband operations will be a net user of cash, and that the funding of operational and capital requirements in excess of cash from operations will be provided from our other available capital resources.

         We believe, but cannot assure, that we have adequate resources to meet our operational needs, including those of the new broadband business, and investing, debt service and capital stock requirements for at least the next twelve months. However, because we are highly leveraged, our ability to repay our existing debt and preferred stock will depend upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates and financial, business and other factors that are beyond our control. Our indebtedness and preferred stock generally limit our ability, among other things, to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets and enter into other transactions, and imposes limitations on the activities of subsidiaries as applicable. Furthermore, our agreements with respect to our indebtedness contain numerous covenants that, among other things, restrict our ability to pay dividends and make certain other payments and investments, borrow additional funds, create liens and sell our assets. Failure to make debt payments or comply with our covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         In compliance with the certificates of designation governing our Series A preferred stock and the indentures governing our senior notes, we provide below adjusted operating cash flow data for our restricted subsidiaries on a consolidated basis. Under the governing documents, adjusted operating cash flow is defined as operating cash flow for the four most recent fiscal quarters less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four. Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that adjusted operating cash flow is accepted as a recognized measure of performance within the industries that we operate. This data is also used by analysts who report publicly on the performance of companies in the industries in which we operate. Including the effects of DBS acquisitions completed in the first quarter of 2001, as if these acquisitions had occurred on April 1, 2000, pro forma adjusted operating cash flow would have been as follows:


                                                             Four Quarters Ended
                                                               March 31, 2001
                                                             -------------------
(in thousands)
Revenues...................................................      $ 554,816
Direct operating expenses, excluding depreciation,
  amortization and other non-cash charges..................        385,224
                                                                 ---------
Income from operations before incentive compensation,
  corporate expenses, depreciation and amortization and
  other non-cash charges...................................        169,592
Corporate expenses.........................................         10,205
                                                                 ---------
Pro forma adjusted operating cash flow.....................      $ 159,387
                                                                 =========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk exposure continues to be interest rate risk. Our primary exposure is to variable rates of interest associated with borrowings under our credit facilities. Also, the amount of interest we incur also depends upon the amount of borrowings outstanding. The way we manage these risks did not change during the three months ended March 31, 2001.

         During the three months ended March 31, 2001, we borrowed an additional $32.0 million under our credit facilities. However, variable interest rates have declined during the period. The weighted average rates of interest including applicable margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.63% and 10.19%, respectively, for the term facility and 7.71% and 10.11%, respectively, for the revolving facility under Pegasus Media & Communications' credit agreement. The weighted average rates of interest including applicable margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.05% and 9.90%, respectively, for the term facility and 8.33% and 10.26%, respectively, for the revolving facility under Golden Sky Systems' credit agreement.

         As a consequence of declining market interest rates, we made net payments of $529,000 over the six-month payment interval ended March 31, 2001 on our interest rate swaps instruments in which we exchange variable interest for fixed interest.

         With our adoption of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, we recorded a charge to earnings of $3.3 million for the unfavorable fair market values to us of our interest rate swaps and caps instruments that existed at March 31, 2001. We were not required to pay any cash for the unfavorable positions of these instruments.

         Changes in the fair market values of our fixed rate debt and redeemable preferred stocks and other financial instruments did not have any impact on us.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

DIRECTV Litigation
------------------

      National Rural Telecommunications Cooperative:

              We hereby incorporate by reference the disclosure relating to "DIRECTV Litigation - National Rural Telecommunications Cooperative" set forth under "Item 3: Legal Proceedings" on pages 22 and 23 of our Annual Report on Form 10-K filed with the SEC on April 2, 2001, except that we hereby amend the last paragraph of this section by changing the trial date of February 25, 2002 to August 13, 2002.

      The Company and Golden Sky Systems:

         We hereby incorporate by reference the disclosure relating to "DIRECTV Litigation - Pegasus Satellite and Golden Sky Systems" set forth under "Item 3:
Legal Proceedings" on page 23 of our Annual Report on Form 10-K filed with the SEC on April 2, 2001, except as follows:

         We amend the fourth paragraph of this section, which begins with "On March 9, 2001 . . .," by adding the following sentence to the end of this paragraph: "Our motion to dismiss the counterclaim was denied on May 8, 2001 and our response to the counterclaim is due May 21, 2001."

         The last paragraph of this section is amended by changing the trial date of February 25, 2002 to August 13, 2002.

Other Matters
-------------

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 22, 2001, we issued $162.6 million in liquidation preference of our 12-3/4% Series A cumulative exchangeable preferred stock in exchange for an identical amount in liquidation preference of outstanding 12-3/4% Series A cumulative exchangeable preferred stock of our newly formed holding company, Pegasus Communications Corporation. The securities were issued pursuant to an offering memorandum dated December 19, 2000 in a private placement to qualified institutional buyers, other accredited investors and a limited number of unaccredited investors pursuant to Rule 506 under the Securities Act of 1933. CIBC World Markets Corp. served as dealer manager in the exchange offer, which was limited to holders of our holding company's 12-3/4% Series A cumulative exchangeable preferred stock and exchange notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         3.1 Amended and Restated Certificate of Incorporation of Pegasus Satellite Communications, Inc. (included in Agreement and Plan of Merger among Pegasus Communications Corporation, Pegasus Holdings Corporation I and Pegasus Merger Sub, Inc. dated as of February 22, 2001, which is incorporated herein by reference to Exhibit 2.3 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001)).

         3.2 By-Laws of Pegasus Satellite Communications, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2,
2001).

(b)  Reports on Form 8-K

         On February 8, 2001, we filed a Current Report on Form 8-K dated December 4, 2000 reporting under Item 5 certain developments in the litigation involving our company, Golden Sky Systems, DIRECTV and Hughes Communications Galaxy, Inc., notice of alleged territory violations and matters relating to developments in the patent infringement lawsuit brought by Pegasus Development Corporation and Personalized Media Communications, L.L.C.

         On February 16, 2001, we filed a Current Report on Form 8-K dated February 15, 2001 reporting under Item 5 that we were going to hold our annual meeting of stockholders on April 27, 2001 and that we had issued a press release containing, among other things, financial information for the quarter and year ended December 31, 2000. In addition, under Item 9, we provided certain financial guidance with respect to the first quarter of 2001 compared to first quarter 2000 and year 2001 compared to year 2000.

         Each Current Report on Form 8-K referred to above was filed before the consummation of the holding company reorganization while our company was still named Pegasus Communications Corporation.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Satellite Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Pegasus Satellite Communications, Inc.






            May 16, 2001                  By: /s/   Kasin Smith
            ------------                     -------------------------
                Date                                Kasin Smith


                                    Chief Financial Officer, Treasurer and
                                    Executive Vice President of Finance and
                                    Information Technology
                                    (Principal Financial and Accounting Officer)