Form 10-Q
period 2001-06-30
PEGASUS SATELLITE COMMUNICATIONS INC
filed 2001-08-14
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001
                                    -------------

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


         Number of shares of each class of the Registrant's common stock outstanding as of August 3, 2001:

             Class B, Common Stock, $0.01 par value       200

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2001


                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                    June 30, 2001 and December 31, 2000                       4

                  Consolidated Statements of Operations and
                    Comprehensive Loss Three months ended
                    June 30, 2001 and 2000                                    5

                  Consolidated Statements of Operations and
                    Comprehensive Loss Six months ended
                    June 30, 2001 and 2000                                    6

                  Condensed Consolidated Statements of Cash Flows
                    Six months ended June 30, 2001 and 2000                   7

                  Notes to Consolidated Financial Statements                  8


Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             15


Item 3.           Quantitative and Qualitative Disclosures About
                    Market Risk                                               20


                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings                                           21

Item 6.           Exhibits and Reports on Form 8-K                            21

Signature                                                                     22

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     Pegasus Satellite Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                                    June 30,            December 31,
                                                                                                      2001                  2000
                                                                                                  -----------           ------------
                                              ASSETS                                                         (unaudited)
Current  assets:
   Cash and cash equivalents                                                                      $    63,624           $   214,361
   Restricted cash                                                                                     24,535                 9,071
   Accounts receivable, net                                                                            45,211                57,643
   Inventory                                                                                           17,237                16,854
   Prepaid expenses                                                                                    12,450                12,778
   Other current assets                                                                                12,281                 4,967
                                                                                                  -----------           -----------
     Total current assets                                                                             175,338               315,674

Property and equipment, net                                                                            76,843                64,609
Intangible assets, net                                                                              1,919,799             2,036,208
Investment in affiliates                                                                                    -               116,364
Other non-current assets                                                                               75,811                72,531
                                                                                                  -----------           -----------

     Total assets                                                                                 $ 2,247,791           $ 2,605,386
                                                                                                  ===========           ===========

                        LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY

Current liabilities:
   Current portion of long-term debt                                                              $     9,883           $    10,891
   Taxes payable                                                                                            -                29,620
   Accounts payable                                                                                    13,809                 9,782
   Accrued programming, fees and commissions                                                          117,396               104,627
   Other current liabilities                                                                           50,414                66,401
                                                                                                  -----------           -----------
     Total current liabilities                                                                        191,502               221,321

Long-term debt                                                                                      1,173,486             1,171,967
Deferred income taxes, net                                                                             72,429               145,912
Other non-current liabilities                                                                          42,212                40,198
                                                                                                  -----------           -----------
     Total liabilities                                                                              1,479,629             1,579,398
                                                                                                  -----------           -----------

Commitments and contingent liabilities  (see Note 11)

Minority interest                                                                                       1,030                   911

Redeemable preferred stock                                                                            172,430               490,646

Stockholder's equity:
   Common stock                                                                                             -                   551
   Other stockholder's equity                                                                         594,702               533,880
                                                                                                  -----------           -----------
     Total stockholder's equity                                                                       594,702               534,431
                                                                                                  -----------           -----------

     Total liabilities, redeemable preferred stock and stockholder's equity                       $ 2,247,791           $ 2,605,386
                                                                                                  ===========           ===========

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                                     Three Months Ended June 30,
                                                                                                     2001                   2000
                                                                                                  -----------           ------------
                                                                                                             (unaudited)
Net revenues:
   DBS                                                                                            $   206,015           $   134,411
   Other                                                                                                9,317                 9,272
                                                                                                  -----------           -----------
     Total net revenues                                                                               215,332               143,683

Operating expenses:
   DBS
     Programming, technical, general and administrative                                               148,709                94,149
     Marketing and selling                                                                             44,750                31,160
     Depreciation and amortization                                                                     63,250                44,045
     Other                                                                                                450                   787
   Other
     Programming, technical, general and administrative                                                 8,670                 6,083
     Marketing and selling                                                                              5,070                 2,042
     Depreciation and amortization                                                                      1,307                 1,217
     Other                                                                                                157                    31

   Corporate expenses                                                                                   3,204                 1,588
   Corporate depreciation and amortization                                                                407                   393
   Development costs                                                                                        -                   742
   Other expense, net                                                                                   5,888                 1,511
                                                                                                  -----------           -----------

     Loss from operations                                                                             (66,530)              (40,065)

Interest expense                                                                                      (34,876)              (30,756)
Interest income                                                                                         1,353                 4,052
Other non-operating income (expense), net                                                                 141                  (447)
                                                                                                  -----------           -----------

     Loss from continuing operations before equity in affiliates,
      income taxes and extraordinary item                                                             (99,912)              (67,216)

Equity in losses of affiliates                                                                              -                   (99)
Benefit for income taxes                                                                              (34,398)              (25,485)
                                                                                                  -----------           -----------

     Loss from continuing operations before
       extraordinary item                                                                             (65,514)              (41,830)

Discontinued operations:
     Income from discontinued operations of cable segment, net of income
       tax expense of $62                                                                                   -                   101
                                                                                                  -----------           -----------

     Loss before extraordinary item                                                                   (65,514)              (41,729)

Extraordinary loss from extinguishment of debt, net of income tax
     benefit of $604                                                                                     (986)                    -
                                                                                                  -----------           -----------

     Net loss                                                                                         (66,500)              (41,729)

Other comprehensive income:
     Unrealized gain on marketable equity securities, net of income tax
       expense of $1,528                                                                                2,493                     -
                                                                                                  -----------           -----------

     Comprehensive loss                                                                           $   (64,007)          $   (41,729)
                                                                                                  ===========           ===========

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                                        Six Months Ended June 30,
                                                                                                     2001                   2000
                                                                                                  -----------           ------------
                                                                                                             (unaudited)
Net revenues:
   DBS                                                                                            $   411,853           $   230,268
   Other                                                                                               16,963                17,410
                                                                                                  -----------           -----------
     Total net revenues                                                                               428,816               247,678

Operating expenses:
   DBS
     Programming, technical, general and administrative                                               294,936               162,007
     Marketing and selling                                                                             98,742                56,569
     Depreciation and amortization                                                                    126,004                64,319
     Other                                                                                                975                 1,187
   Other
     Programming, technical, general and administrative                                                17,125                12,046
     Marketing and selling                                                                              6,952                 3,911
     Depreciation and amortization                                                                      2,680                 2,542
     Other                                                                                                283                    46

     Corporate expenses                                                                                 5,841                 3,448
     Corporate depreciation and amortization                                                              794                   756
     Development costs                                                                                    249                 1,169
     Other expense, net                                                                                14,224                 2,376
                                                                                                  -----------           -----------

     Loss from operations                                                                            (139,989)              (62,698)

Interest expense                                                                                      (69,207)              (52,003)
Interest income                                                                                         4,061                 7,478
Other non-operating expense, net                                                                       (3,354)                 (447)
                                                                                                  -----------           -----------

     Loss from continuing operations before equity in affiliates,
       income taxes and extraordinary item                                                           (208,489)             (107,670)

Equity in losses of affiliates                                                                              -                  (215)
Benefit for income taxes                                                                              (72,333)              (25,485)
                                                                                                  -----------           -----------

     Loss from continuing operations before
       extraordinary item                                                                            (136,156)              (82,400)

Discontinued operations:
     Income from discontinued operations of cable segment, net of income
       tax expense of $249                                                                                 -                    405
                                                                                                  -----------           -----------

     Loss before extraordinary item                                                                  (136,156)              (81,995)

Extraordinary loss from extinguishment of debt, net of income tax
     benefit of $604 and $3,526                                                                          (986)               (5,754)
                                                                                                  -----------           -----------
     Net loss                                                                                        (137,142)              (87,749)

Other comprehensive loss:
     Unrealized loss on marketable equity securities, net of income tax
        benefit of $3,137                                                                              (5,118)                    -
                                                                                                  -----------           -----------

     Comprehensive loss                                                                           $  (142,260)          $   (87,749)
                                                                                                  ===========           ===========

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                      Six Months Ended June 30,
                                                                                                     2001                   2000
                                                                                                  -----------           ------------
                                                                                                             (unaudited)
Cash flows from operating activities:
   Net cash used for operating activities                                                         $   (92,112)          $   (28,740)
                                                                                                  -----------           -----------

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                                                  (889)              (36,039)
     Capital expenditures                                                                             (19,097)              (27,342)
     Purchases of intangible assets                                                                    (5,348)              (20,750)
     Investment in affiliates                                                                               -               (14,506)
     Other                                                                                             (1,465)               (1,149)
                                                                                                  -----------           -----------

   Net cash used for investing activities                                                             (26,799)              (99,786)
                                                                                                  -----------           -----------

Cash flows from financing activities:
     Proceeds from long-term debt                                                                           -                 8,750
     Repayments of long-term debt                                                                      (6,852)              (13,526)
     Net (repayments) borrowings on bank credit facilities                                             (1,375)               62,800
     Restricted cash, net of cash acquired                                                            (15,464)               (2,381)
     Debt financing costs                                                                              (1,672)               (9,717)
     Net advances to affiliates                                                                        (6,766)                    -
     Net proceeds from issuance of Series C preferred stock                                                 -               290,449
     Other                                                                                                303                 1,955
                                                                                                  -----------           -----------

   Net cash (used for) provided by financing activities                                               (31,826)              338,330
                                                                                                  -----------           -----------

Net (decrease) increase in cash and cash equivalents                                                 (150,737)              209,804
Cash and cash equivalents, beginning of year                                                          214,361                40,453
                                                                                                  -----------           -----------

Cash and cash equivalents, end of period                                                          $    63,624           $   250,257
                                                                                                  ===========           ===========


           See accompanying notes to consolidated financial statements

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company


         On February 22, 2001, the Company undertook a corporate reorganization and is now named Pegasus Satellite Communications, Inc. (herein referred to as "PSC" and together with its subsidiaries "the Company"). The Company's former name was Pegasus Communications Corporation. As a result of the reorganization, PSC became a direct subsidiary of a new publicly held parent holding company that assumed the name Pegasus Communications Corporation ("PCC"). In the reorganization, the ownership interests and rights of PSC's common and preferred stockholders were automatically transferred into common and preferred stocks of PCC. Simultaneously in the reorganization, PSC distributed its subsidiary Pegasus Development Corporation ("PDC") to PCC.

2.   Basis of Presentation

         The consolidated financial statements include the accounts of PSC and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis. The amounts on the balance sheet as of December 31, 2000 were derived from the audited balance sheet of PSC as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in PSC's Annual Report on Form 10-K for the year ended December 31, 2000.

         The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and comprehensive loss and its cash flows for the interim period.

3.   Redeemable Preferred Stock

         In the corporate reorganization indicated in Note 1, all shares of Series A, B, C, D and E preferred stocks of PSC issued and outstanding at the date of the reorganization were cancelled, and balances associated with these stocks were transferred to additional paid-in capital.

         Concurrent with the reorganization, PSC issued a new 12-3/4% Series A cumulative exchangeable preferred stock in exchange for PCC's 12-3/4% Series A cumulative exchangeable preferred stock that PCC issued in the reorganization. The terms, conditions and amounts outstanding, including dividends accrued, of PSC's new Series A preferred stock were identical to PCC's Series A preferred stock that it was exchanged for and PSC's Series A preferred stock outstanding just prior to the reorganization.

         The number of shares of PSC's Series A preferred stock issued and outstanding was 162,587 and 152,844 at June 30, 2001 and December 31, 2000, respectively. The increase in the number of shares resulted from the semi-annual dividend of $9.7 million paid in January 2001 with shares of Series A preferred stock. A semi-annual dividend of $10.4 million was paid in July 2001 with 10,365 shares of Series A preferred stock.

4.   Common Stock

         In the corporate reorganization indicated in Note 1, all shares of Class A and B common stocks of PSC issued and outstanding on the date of the reorganization were cancelled. Simultaneously in the reorganization, PSC issued 200 shares of new Class B common stock, $.01 par value. All of these shares became wholly owned by PCC in the reorganization. The difference in the amount of par value of the new Class B common stock and the amount of the par values of the Class A and B common stocks outstanding at the date of the reorganization was transferred to additional paid-in capital.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   Other Stockholder's Equity

         At the date of the reorganization, other stockholder's equity increased by $328.7 million as a result of balances associated with preferred and common stocks that were transferred to additional paid-in capital in the corporate reorganization, as discussed in Notes 3 and 4. Additionally, stockholder's equity was reduced by a charge to additional paid-in capital of $209.6 million representing PSC's net investment in PDC that was distributed to PCC in the reorganization, as indicated in Note 1.

         Within other stockholder's equity is accumulated other comprehensive loss, net of income tax, representing the cumulative unrealized loss on marketable equity securities held by the Company through June 30, 2001. Balances were $17.1 million, net of income tax benefit of $10.5 million at June 30, 2001 and $12.0 million, net of income tax benefit of $7.3 million, at December 31, 2000.

6.   Long-Term Debt

         In the corporate reorganization discussed in Note 1, PSC continued to be obligated under debt securities and agreements after the reorganization that were outstanding at the date of the reorganization, which are the same that existed at December 31, 2000.

         In the second quarter 2001, PSC issued $195.0 million principal amount of 12-3/8% senior notes due August 2006 in exchange for all of the outstanding $195.0 million principal amount of 12-3/8% senior subordinated notes due August 2006 of Golden Sky Systems, Inc.'s ("GSS"). Also in the second quarter 2001, PSC issued $193.1 million maturity value of 13-1/2% senior subordinated discount notes due March 2007 in exchange for all of the outstanding $193.1 million maturity value of 13-1/2% senior discount notes due March 2007 of Golden Sky DBS, Inc.'s ("GSDBS"). The GSS and GSDBS notes exchanged were cancelled. The PSC senior subordinated discount notes were initially recorded at a discounted amount of $134.9 million, which equaled the carrying amount of the GSDBS senior discount notes at the settlement date of the exchange. The discount of $58.2 million from the maturity value on the new PSC senior subordinated discount notes will be amortized to interest expense over the remaining term of the new discount notes. Consent fees of $1.6 million incurred in the exchange offers to amend the GSS and GSDBS note indentures were recorded as deferred financing costs. Other costs incurred in the exchanges, which principally consisted of dealer manager, accounting and legal fees, were expensed as incurred. Aggregate unamortized deferred financing costs of $9.5 million associated with the GSS and GSDBS notes exchanged, including the consent fees incurred in the exchanges, were transferred to the new PSC notes relative to the respective GSS and GSDBS notes that they were exchanged for and will be amortized over the remaining terms of the new PSC notes to which they apply. This treatment was applied because the consolidated debt and related interest of the Company did not change as a result of the note exchanges and the holders of the new PSC notes were the same as the holders of the respective GSS and GSDBS notes exchanged.

         Interest on the new PSC 12-3/8% senior notes is payable semiannually on August 1 and February 1 of each year, commencing August 1, 2001. These notes are unsecured senior obligations. They rank senior to subordinated indebtedness of PSC and rank equally in right of payment with other senior indebtedness of PSC. The new notes rank junior to indebtedness of PSC's subsidiaries, even their subordinated indebtedness. PSC has the option to redeem the notes commencing August 1, 2003 at prices specified in the indenture for these notes. Subject to certain exceptions described in the indenture, PSC must offer to repurchase the new notes if certain assets of PSC or its restricted subsidiaries are sold or if changes in control specified in the indenture occur with respect to PSC, its subsidiaries or PCC. The indenture for these notes restrict PSC's and its subsidiaries' ability to sell assets, make certain payments, including dividends, incur indebtedness and create liens, sell certain preferred securities, engage in certain transactions with affiliates, issue certain equity securities, and merge or consolidate.

         Cash interest on the new PSC 13-1/2% senior subordinated discount notes does not accrue until March 1, 2004. Thereafter, cash interest is payable semiannually on March 1 and September 1 of each year, commencing September 1, 2004. These notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness of PSC and they rank junior to the indebtedness of PSC's subsidiaries. PSC has the option to redeem the notes commencing March 1, 2004 at prices specified in

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


the indenture for these notes. Subject to certain exceptions described in the indenture, PSC must offer to repurchase the new notes if certain assets of PSC or its restricted subsidiaries are sold or if changes in control specified in the indenture occur with respect to PSC, its subsidiaries or PCC. The indenture for these notes restrict PSC's and its subsidiaries' ability to sell assets, make certain payments, including dividends, incur indebtedness and create liens, sell certain preferred securities, engage in certain transactions with affiliates, issue certain equity securities, and merge or consolidate.

         In June 2001, all principal amounts outstanding under the term loan and revolving credit facilities of the GSS credit agreement aggregating $72.0 million were repaid and the credit agreement was terminated. Unamortized deferred financing costs associated with the credit agreement were written off and were reported as an extraordinary loss from extinguishment of debt on the statement of operations and comprehensive loss in the amount of 986,000, net of an income tax benefit of $604,000. The principal amounts outstanding under the GSS credit agreement were repaid with cash on hand of $32.0 million and $40.0 million obtained from the revolving credit facility of Pegasus Media & Communications, Inc. ("PM&C"). All of the letters of credit outstanding under GSS' revolving credit facility were cancelled and new letters of credit were issued for $15.3 million pursuant to PM&C's revolving credit facility and $14.0 million by a letter of credit for the account of PSC that is collateralized by a like amount of its cash. Accordingly, $14.0 million is reported as restricted cash on the balance sheet at June 30, 2001.

         During the three months ended June 30, 2001, PM&C borrowed $40.0 million under its revolving credit facility. The total principal amount outstanding under the revolving credit facility was $107.0 million at June 30, 2001 and $35.0 million at December 31, 2000. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $49.2 million at June 30, 2001 and $40.4 million at December 31, 2000. At June 30, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the credit agreement to approximately $213.8 million. Availability under the revolving credit facility at June 30, 2001 was $57.4 million. Beginning March 31, 2001, PM&C began making scheduled quarterly payments of $687,500 on its term loan facility that have reduced the amount outstanding thereunder to $273.6 million at June 30, 2001. The weighted average rates of interest including applicable margins on principal amounts outstanding under PM&C's credit agreement at June 30, 2001 and December 31, 2000 were 7.31% and 10.19%, respectively, for the term facility and 6.20% and 10.11%, respectively, for the revolving facility.

         The PM&C credit agreement contained an option under which PM&C could avail itself of $200.0 million in additional term loans through June 30, 2001. This option has been extended to December 31, 2001.

7.   Industry Segments

         At June 30, 2001 and December 31, 2000, the Company's only reportable segment was DBS. Information on DBS' revenue and measure of profit/loss and how this contributes to the Company's consolidated loss from continuing operations before income taxes for each period reported is as presented on the consolidated statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $2.0 billion at June 30, 2001, which did not change significantly from the total assets at December 31, 2000.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.   Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                           Six Months
                                                                                         Ended June 30,
                                                                                     2001             2000
                                                                                   --------         --------
Preferred stock dividends accrued and deemed and accretion on preferred
  stock with reduction of paid-in capital.....................................     $10,638           $20,493
Payment of Series A preferred stock dividends with Series A preferred stock...       9,744             8,611
Payment of other preferred stock dividends with common stock..................       6,175             5,256
Barter revenue and related expense............................................       3,410             3,558
Net unrealized loss on marketable securities net of related deferred taxes....       5,118                 -
Transfer of investment in affiliates and reduction of paid-in capital resulting
  from the corporate reorganization...........................................     117,586                 -
Reduction of preferred stock and increase in paid-in capital resulting from the
  corporate reorganization....................................................     328,715                 -
Capital issued and related investment in affiliates...........................           -            97,555
Capital issued and related acquisition of intangibles.........................           -           693,582
Deferred taxes, net and related acquisition of intangibles....................           -           259,062
Notes payable and related acquisition of intangibles..........................           -           379,773
Mortgage payable and related purchase of building.............................           -             8,750

9.   Derivative Instruments

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that all derivatives are to be recognized as either assets or liabilities in the statement of financial position and the instruments are to be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The fair values of swaps and caps held by the Company are determined by the financial institutions that are party to the contracts and the fair values are determined by the amount that the Company or other parties to the contracts would pay if the contracts were terminated at a specified point in time. No cash is transferred in determining the termination values. The Company did not designate these instruments as hedges upon adopting SFAS 133. Accordingly, the changes in the fair values of these instruments are recognized in earnings in the period of change.

         On January 1, 2001, the Company's derivative instruments were two interest rate swap and two interest rate cap instruments. The net cumulative effect on January 1, 2001 of adopting SFAS 133 was the recording of a liability and a charge to earnings of approximately $1.0 million, net of tax of approximately $600,000.

10.  Income Taxes

         The Company's effective federal income tax rate for continuing operations for the six months ended June 30, 2001 was 33.9% compared to the statutory federal income tax rate of 35.0%. The effective federal income tax rate for continuing operations for the year ended December 31, 2000 was 32.3%. The Company's effective federal income tax rate varies with the changes in the Company's net deferred income tax position. The current year's rate principally reflects more of the effects of deferred income tax assets associated with increased cumulative net operating loss carryforwards available for income tax purposes in 2001 than were able to be used in 2000.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Commitments and Contingent Liabilities

Legal Matters

DIRECTV Litigation:

         National Rural Telecommunications Cooperative

         PCC through its indirect DBS subsidiaries, including Pegasus Satellite Television, Inc. ("PST"), is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"), which participates through agreements in the NRTC's direct broadcast satellite program. On May 5, 2000, PCC acquired GSS, another affiliate of the NRTC. On June 29, 2001, GSS became an indirect subsidiary of PST.

         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV, Inc. ("DIRECTV") seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. The NRTC also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the NRTC with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the NRTC a preliminary injunction on such matters, without deciding the underlying claims.

         On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in the Company's agreements with the NRTC.

         On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the NRTC's right of first refusal, effective at the termination of DIRECTV's contract with the NRTC, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal. If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the Company's DIRECTV rights.

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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Both of the NRTC's lawsuits against DIRECTV have been consolidated for discovery and pre-trial purposes. A trial date of August 13, 2002 has been set, although at this stage it is not clear which of the lawsuits will be tried on that date.

         Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DIRECTV for interference with PST's and GSS' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by PST, GSS and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: (i) a declaratory judgement that PST and GSS have no right of first refusal in their agreements with the NRTC to have DIRECTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. PST's and GSS' motion to dismiss the counterclaims were denied on May 8, 2001. On July 2, 2001, DIRECTV filed under seal a summary judgment motion on its term claim, which motion is currently scheduled to be heard on August 27, 2001.

         On May 21, 2001, PST, GSS and the class members moved to amend their complaints to add certain additional claims against DIRECTV relating to, among other things, DIRECTV's provision of advanced services. The court granted this motion on June 19, 2001. DIRECTV filed its answer to the second amended complaint on July 20, 2001.

         On June 22, 2001, DIRECTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV and PST and GSS. Pursuant to the terms of that agreement, the parties agreed upon arrangements relating to the marketing activities of DIRECTV retailers and distributors in PST's and GSS' territories. DIRECTV alleges that PST and GSS have not made certain payments due under the agreement. Prior to the filing of DIRECTV's complaint, PST and GSS asserted in correspondence to DIRECTV that DIRECTV was in breach of the agreement in numerous respects. PST and GSS advised DIRECTV that unless the breaches were cured, PST and GSS would exercise their termination rights under the agreement. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross-complaint against DIRECTV alleging, among other things, that (i) DIRECTV has breached the seamless marketing agreement, and (ii) DIRECTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. On July 19, 2001, PST and GSS removed the case from state to federal court. PST and GSS are informed that DIRECTV may attempt to remove the case back to state court. Pursuant to the terms of the Seamless Consumer Agreement dated August 9, 2000, as amended, between DIRECTV, on the one hand, and PST and GSS, on the other hand, either party is entitled to terminate the Seamless Consumer Agreement upon written notice provided within the 90 day period following the termination of the Seamless Marketing Agreement. The Seamless Consumer Agreement enables the Company to provide its subscribers with premium services HBO, Showtime, Cinemax and The Movie Channel, as well as certain other programming pending the outcome of the DIRECTV litigation.

         All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of August 13, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Other Matters:

         In addition to the matters discussed above, from time to time the Company is involved with claims that arise in the normal course of the Company's business. In the Company's opinion, the ultimate liability with respect to these

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


claims will not have a material adverse effect on the Company's consolidated operations, cash flows or financial position.

12.  New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001 and those accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has not determined the impacts that this statement may have on it.

         Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets, but not those acquired in a business combination, should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. The Company has not determined the impacts that this statement may have on it.

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

         General

         On February 22, 2001, we undertook a corporate reorganization and are now named Pegasus Satellite Communications, Inc. (formerly we were named Pegasus Communications Corporation). As a result of the reorganization, we became a direct subsidiary of a new publicly held parent holding company that assumed the name Pegasus Communications Corporation. In the reorganization, the ownership interests and rights of our common and preferred stockholders were automatically transferred into common and preferred stocks of Pegasus Communications. All of our preferred and common stocks issued and outstanding at the date of the corporate reorganization were cancelled. Simultaneously in the reorganization, we issued a new Class B, $.01 par value common stock which became wholly owned by Pegasus Communications. In the reorganization, we distributed our subsidiary Pegasus Development Corporation to Pegasus Communications.

          We have a history of reported losses from our operations principally due to our significant amounts of interest expense and amortization and depreciation, and we are likely to continue to report losses for the foreseeable future.

          A substantial portion of our business is derived from providing multichannel DBS services as an independent DIRECTV provider. DIRECTV is a service of DIRECTV, Inc. We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Separately, we are involved in litigation with DIRECTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 11 of the Notes to Consolidated Financial Statements for information on the litigation.

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2001 and 2000

         In this section, amounts and changes specified are for the three and six months ended June 30, 2001 compared to the corresponding three and six months ended June 30, 2000, unless indicated otherwise.

         DBS Business

         Revenues increased $71.6 million to $206.0 million for the three months ended and increased $181.6 million to $411.9 million for the six months ended. These increases were principally due to a combination of an increase in the number of subscribers and higher average revenue per subscriber within each current year period. Additionally, the current year periods fully include the additional revenues that resulted from our acquisition of Golden Sky that took place in May 2000, whereas the prior year periods include only the respective incremental effects of the acquisition from the acquisition date. Subscribers were 1,460,700 at June 30, 2001 compared to 1,201,900 at June 30, 2000. This increase was principally due to internal growth. At June 30, 2001, we had exclusive DIRECTV distribution rights to 7.5 million households. Our sales and marketing efforts have increased our penetration within our territories to 19.5% at June 30, 2001 from 16.8% at June 30, 2000. Average revenue per subscriber was $47.60 and $48.04 for the three and six months ended June 30, 2001, respectively, compared to $43.11 and 43.28 for the three and six months ended June 30, 2000, respectively. The increases in the current year average revenue per subscriber amounts were primarily due to the incremental impact of the seamless consumer agreement we entered into with DIRECTV in August 2000. This arrangement enables us to directly provide certain premium programming from DIRECTV to our subscribers and earn the associated revenues.

         Because of the increased number of households available to us within our territories that are not yet our subscribers, we believe that the prospects for continued subscriber growth are favorable. We continue to believe that conditions exist for further subscriber growth through acquisitions. However, we cannot make any assurances that internal growth or growth through acquisitions will occur and when or as to the rate of that growth.

         Programming, technical, general and administrative expenses increased $54.6 million to $148.7 million for the three months ended and increased $132.9 million to $294.9 million for the six months ended. These increases were primarily due to the incremental costs incurred in providing service to an increased subscriber base. Our margins on revenue over programming, technical, general and administrative expenses were 27.8% and 28.4% for the three and six months ended June 30, 2001, respectively, compared to 30.0% for the three and six months ended June 30, 2000. The decreases in the current year margins were primarily caused by margins associated with the seamless consumer program being lower than the margins on our other programs and the greater weight this program has had in our programming mix subscribed to.

         Marketing and selling costs, which are also known as subscriber acquisition costs, increased $13.6 million to $44.8 million for the three months ended and increased $42.2 million to $98.7 million for the six months ended. These increases were principally due to increased and expanded commissions and subsidies to our exclusive dealer network related to programs initiated in the second half of 2000. Also contributing to the increases were additional commissions related to the seamless marketing agreement entered into in August 2000. As a result, our subscriber acquisition costs per gross subscriber added through internal growth were $461 and $476 for the three and six months ended June 30, 2001, respectively, compared to $347 and $334 for the three and six months ended June 30, 2000, respectively.

         In July 2001, we terminated the seamless marketing agreement with DIRECTV, Inc. As a result, we will not be incurring the additional commissions and equipment subsidy costs that we had incurred under the agreement. We intend to adopt or have adopted substitute programs to incent activations in our exclusive DBS territories. Under these programs, we will incur costs for additional commissions and equipment subsidies. We cannot determine, at this time, whether the costs we will incur will be similar to our historical costs.

         Depreciation and amortization increased $19.2 million to $63.3 million for the three months ended and increased $61.7 million to $126.0 for the six months ended principally due to the amortization of DBS rights assets obtained in acquisitions since June 30, 2000. Additionally, the current year periods fully include the amortization on the DBS rights assets of approximately $1.0 billion recognized in the Golden Sky acquisition that took place in May 2000, whereas the prior year periods include only the respective incremental effects of the amortization from the acquisition date.

Other Statement of Operations and Comprehensive Loss Items

         Other net revenues and other operating expenses are principally comprised of the revenues and operations of our broadcast and broadband businesses. The increases in the other operating expense categories are principally due to the expenses of the broadband business that was created in 2001 and launched in May 2001. The business has established an initial distribution and dealer network, and is continuing to develop further distribution and dealer relationships. As expected, the expenses of the broadband business have exceeded their revenues in each current year period reflecting start up costs in establishing the business infrastructure and marketing, selling and customer care network. Also, we have provided substantial equipment subsidies to make the equipment more affordable and attractive to users. We expect that this will be the circumstances for all of 2001 and at least for the next two years as we refine the payback period particular to and that is reasonable to expect in this business. The net operations of the broadcast business in the second quarter 2001 had slightly less of a loss than the first quarter 2001. This improvement was partially the result of cost management efforts we instituted and that we continue to expand and also due to second quarter revenues being greater than those in the first quarter. However, the net operations of the broadcast business in the current year periods had slightly more losses than the corresponding prior year periods primarily due to lower revenues. A general slow down in the overall economy has resulted in a reduction in advertising dollars being made available by advertisers. Broadcast industry sources report that the effects of the economy are negatively affecting advertising revenues within the industry on average more unfavorably than what we have experienced. Indications are that the softness in advertising revenues will continue into 2002. However, we cannot predict the further course of the economy and its impact on advertising revenues generally and specifically to us.

         Other expense, net within operating expenses of $5.9 million and $14.2 million for the three and six months ended June 30, 2001, respectively, primarily consist of costs associated with the ongoing DIRECTV litigation.

         Interest expense increased $4.1 million to $34.9 million for the three months ended and increased $17.2 million to $69.2 million for the six months ended. These increases were principally due to additional borrowings outstanding during the current year periods, offset in part by lower interest rates in the current year periods. Additionally, the current year periods fully include the impacts of debt outstanding for subsidiaries of Golden Sky, whereas the prior year periods include only the respective incremental effects of this debt from the date that Golden Sky was acquired.

         The income tax benefit on the loss from continuing operations increased by $8.9 million to $34.4 million for the three months ended, principally due to a larger amount of pretax loss in the current year period than in the corresponding prior year period. The income tax benefit on the loss from continuing operations increased by $46.8 million to $72.3 million for the six months ended. One cause for these increases was a larger amount of pretax loss in the current year periods than in the corresponding prior year periods. Also contributing to the increases were the deferred income tax liabilities of Golden Sky that enabled us to more fully recognize in the current year the income tax benefits associated with deferred income tax assets for net operating loss carryforwards. For the first three months of the prior year, we were in a net deferred income tax asset position that was fully reserved with a valuation allowance that reduced the amount of the benefits of income tax assets that could be recognized. As a result, the effective federal income tax rate was 23.6% for the six months ended 2000 compared to 33.9% for the six months ended 2001.

         Other non-operating expense for the six months ended June 30, 2001 of $3.4 million primarily consists of a net loss of $2.8 million for the recognition of and change in the fair values of our derivative instruments and fees of $1.0 million incurred in the note exchange offers between us and subsidiaries of Golden Sky.

         We recognized an extraordinary loss on the extinguishment of debt of approximately $1.0 million, net of income tax benefit of $600,000. This was for the write off of unamortized deferred financing costs associated with amounts outstanding under Golden Sky Systems' credit agreement that were repaid in June 2001.

Liquidity and Capital Resources

         At June 30, 2001, we had cash and cash equivalents on hand of $63.6 million, excluding restricted cash. Our cash on hand decreased from the $214.4 million we had on hand at December 31, 2000. We utilized our cash on hand to the extent permissible to primarily meet working capital needs of our operating activities of $92.1 million, to fund capital expenditures of $19.1 million, to repay debt outstanding of $8.2 million and to advance funds to affiliates of our parent company of $6.8 million. Additionally, we transferred $14.0 million to restricted cash as collateral for a letter of credit that was issued for our account in June 2001. Usage of our cash on hand has permitted us to minimize borrowings under our credit facilities and preclude the need to seek other sources of cash, thereby minimizing the incurrence of additional interest expense.

         Net cash used by operating activities was $92.1 million for the six months ended June 30, 2001 compared to $28.7 million for the corresponding prior year period. Cash interest paid in the current year period increased by $36.0 million to $67.1 million. We incurred $9.3 million more in DIRECTV litigation costs in the current year period. We incurred $8.9 million in expenses for the broadband business that we did not have in the prior year. Also contributing to the increased cash usage in the current year period were higher subscriber acquisition costs due to a greater number of subscriber additions and increased cost per subscriber, offset in part by increased DBS premarketing cash flows.

         In June 2001, all principal amounts outstanding under the term loan and revolving credit facilities of one of Golden Sky's subsidiaries aggregating $72.0 million were repaid and the related credit agreement was terminated. The principal amounts outstanding under the credit agreement were repaid with cash on hand of $32.0 million and $40.0 million obtained from the revolving credit facility of Pegasus Media & Communications. All of the letters of credit outstanding were cancelled and new letters of credit were issued for $15.3 million pursuant to Pegasus Media & Communications' revolving credit facility and $14.0 million by a letter of credit for our account that is collateralized by a like amount of our cash.

         At June 30, 2001, the commitment for the Pegasus Media & Communications' revolving credit facility was permanently reduced as scheduled under the terms of the credit agreement to approximately $213.8 million. Availability under the revolving credit facility at June 30, 2001 was $57.4 million. The Pegasus Media & Communications' credit agreement contained an option under which Pegasus Media & Communications could avail itself of $200.0 million in additional term loans through June 30, 2001. This option has been extended to December 31, 2001.

         In the second quarter 2001, we separately issued two series of new notes in exchange for outstanding notes of subsidiaries of Golden Sky. These exchanges did not change the amount of consolidated debt outstanding for us nor the amount of interest expense to be incurred or cash interest to be paid by us in the future. This is because the maturity dates, rates of interest and amounts outstanding of the new notes were the same as those of the notes exchanged.

         DBS pre-marketing cash flow was $116.9 million for the six months ended June 30, 2001 compared to $68.3 million for the corresponding prior year period, and location cash flow was $18.2 million for the six months ended June 30, 2001 compared to $11.7 million for the corresponding prior year period. Pre-marketing cash flow of the DBS business is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow of the DBS business is its pre-marketing cash flow less its marketing and selling expenses. Marketing and selling expenses incurred by DBS are also known as subscriber acquisition costs. Pre-marketing and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing and location cash flows also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing and location cash flows are important for the following reasons:

         o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

         o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

         We launched our new broadband business in May 2001. This service offers two-way Internet access via satellite principally to rural and underserved areas. Because of our previous success in introducing DBS services to rural and underserved areas, we believe that we are well situated to introduce this new service to these areas, though we cannot assure you that we will be successful. Unlike our DBS business that is geographically constrained, we may offer the broadband service to all of North America. We estimate our aggregate operational and net capital requirements to vary between $20.0 million and $30.0 million in 2001 depending upon the number of subscribers we enroll. We expect that subscriber acquisition costs for the broadband service will include substantial equipment subsidies to make the equipment more affordable and attractive to users. This will initially have a negative impact on margins and the pay back period in recovering our costs. For 2001, we expect that the broadband operations will be a net user of cash, and that the funding of operational and capital requirements in excess of cash from operations will be provided from other capital resources available to us.

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

         In compliance with the certificates of designation governing our Series A preferred stock and the indentures governing our senior notes, we provide below adjusted operating cash flow data for our restricted subsidiaries on a consolidated basis. Under the governing documents, adjusted operating cash flow is defined as operating cash flow for the four most recent fiscal quarters less DBS cash flow for the most recent four-quarter period plus DBS cash flow for the most recent quarterly period, multiplied by four. Operating cash flow is income from operations before income taxes, depreciation and amortization, interest expense, extraordinary items and non-cash charges. Although adjusted operating cash flow is not a measure of performance under generally accepted accounting principles, we believe that adjusted operating cash flow is accepted as a recognized measure of performance within the industries that we operate. This data is also used by analysts who report publicly on the performance of companies in the industries in which we operate. Including the effects of DBS acquisitions completed within the last 12 months as if these acquisitions had occurred on July 1, 2000, the pro forma adjusted operating cash flow would have been as follows:

                                                                                                                 Four Quarters Ended
                                       (in thousands)                                                                June 30, 2001
                                                                                                                 -------------------

Revenues.........................................................................................                     $ 806,614
Direct operating expenses, excluding depreciation, amortization and other non-cash
  charges........................................................................................                       574,437
Income from operations before incentive compensation, corporate expenses, depreciation
  and amortization and other non-cash charges....................................................                       232,177
Corporate expenses...............................................................................                        10,948
                                                                                                                      ---------
Pro forma adjusted operating cash flow...........................................................                     $ 221,229
                                                                                                                      =========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk exposure continues to be interest rate risk. Our primary exposure is variable rates of interest associated with borrowings under our credit facilities. The amount of interest we incur also depends upon the amount of borrowings outstanding. The way we manage these risks did not change during the six months ended June 30, 2001.

         Market variable interest rates continue to decline during 2001. Our weighted average variable rates of interest including applicable margins on amounts outstanding at June 30, 2001 and December 31, 2000 were 7.31% and 10.19%, respectively, for the term facility and 6.20% and 10.11%, respectively, for the revolving facility under Pegasus Media & Communications' credit agreement. We repaid all principal amounts outstanding under Golden Sky Systems' term loan and revolving credit facilities and terminated the credit agreement in June 2001.

         Scheduled periodic settlements on our interest rate swaps and caps to date in 2001 net to $274,000 cash to us. In 2001, we have recorded a net charge to earnings of $2.8 million for unfavorable changes in the fair market values of the swaps and caps. We were not required to pay any cash for the unfavorable fair market positions of these instruments. Changes, if any, in the fair market values of our fixed rate debt and redeemable preferred stocks and other financial instruments did not impact us.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc. we incorporate by reference herein the disclosure relating to this matter which is reported under Note 11 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2000, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and in our Current Reports on Form 8-K filed on February 8, 2001, June 26, 2001 and July 18, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.1 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank, (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30,
         2001).

(b) Reports on Form 8-K

         On May 15, 2001, we filed a Current Report on Form 8-K dated May 14, 2001 reporting under Item 5 that Pegasus Communications Corporation, our parent company and successor to our reporting obligations under the Securities Exchange Act of 1934, filed an amendment to the quarterly report filed by the registrant on Form 10-Q for the quarter ended March 31, 2000.

         On June 26, 2001, we filed a Current Report on Form 8-K dated June 22, 2001 reporting under Item 5 that DirecTV had brought suit against our company for breach of contract and common counts pertaining to the Seamless Marketing Agreement dated August 9, 2000.

         On July 6, 2001, we filed a Current Report on Form 8-K dated June 29, 2001 reporting under Item 5 the contribution of all of the capital stock of a subsidiary, Golden Sky Holdings, Inc. into another subsidiary, Pegasus Media & Communications, Inc.

         On July 18, 2001, we filed a Current Report on Form 8-K dated June 19, 2001 reporting under Item 5 certain developments in the litigation involving Pegasus Satellite Communications, Golden Sky Systems, DirecTV and Hughes Communications Galaxy, Inc. as well as certain developments in the litigation relating to the Seamless Marketing Agreement.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Satellite Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Pegasus Satellite Communications, Inc.



August 14, 2001            By: /s/ Kasin Smith
----------------           --------------------
     Date                  Kasin Smith

                           Chief Financial Officer, Treasurer and Executive Vice President of Finance and Information Technology (Principal Financial and Accounting Officer)

                                 Exhibit Index

Exhibit No.
-----------

10.0 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 2001).