Form 10-Q
period 2002-03-31
PEGASUS SATELLITE COMMUNICATIONS INC
filed 2002-05-15
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2002
                                        --------------

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



         Number of shares of each class of the Registrant's common stock outstanding as of May 10, 2002:

                     Class B, Common Stock, $0.01 par value   200

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2002

                                                                                                 Page
                                                                                                 ----
                          PART I. FINANCIAL INFORMATION


         Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets
                             March 31, 2002 and December 31, 2001                                 4

                           Consolidated Statements of Operations and
                             Comprehensive Loss Three months ended
                             March 31, 2002 and 2001                                              5

                           Condensed Consolidated Statements of Cash Flows
                             Three months ended March 31, 2002 and 2001                           6

                           Notes to Consolidated Financial Statements                             7

         Item 2.           Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       12

         Item 3.           Quantitative and Qualitative Disclosures About
                             Market Risk                                                         17


                           PART II. OTHER INFORMATION


         Item 1.           Legal Proceedings                                                     18

         Signature                                                                               19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Pegasus Satellite Communications, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                                        March 31,   December 31,
                                                                                                           2002         2001
                                                                                                       ----------   ----------
                                                             ASSETS                                          (unaudited)
Current assets:
     Cash and cash equivalents                                                                         $   14,157   $  144,350
     Accounts receivable, net:
       Trade                                                                                               23,280       34,727
       Other                                                                                               23,274       18,153
     Deferred subscriber acquisition costs, net                                                            19,025       15,194
     Prepaid expenses                                                                                       9,595       12,686
     Other current assets                                                                                  27,552       27,521
                                                                                                       ----------   ----------
       Total current assets                                                                               116,883      252,631

Property and equipment, net                                                                                92,988       90,861
Intangible assets, net                                                                                  1,660,653    1,692,817
Other noncurrent assets                                                                                   112,057      112,727
                                                                                                       ----------   ----------
     Total assets                                                                                      $1,982,581   $2,149,036
                                                                                                       ==========   ==========

                            LIABILITIES, REDEEMABLE PREFERRED STOCK, AND COMMON STOCKHOLDER'S EQUITY

Current liabilities:
     Current portion of long term debt                                                                 $    5,176   $    8,728
     Accounts payable                                                                                       7,267       10,537
     Accrued interest                                                                                      24,484       27,979
     Accrued programming fees                                                                              68,211       67,225
     Accrued commissions and subsidies                                                                     42,529       45,746
     Accrued expenses                                                                                      33,493       30,279
     Other current liabilities                                                                              4,215        4,755
                                                                                                       ----------   ----------
       Total current liabilities                                                                          185,375      195,249

Long term debt                                                                                          1,251,831    1,329,923
Other noncurrent liabilities                                                                               60,904       79,530
                                                                                                       ----------   ----------
      Total liabilities                                                                                 1,498,110    1,604,702
                                                                                                       ----------   ----------

Commitments and contingent liabilities  (see Note 10)

Minority interest                                                                                           1,585        1,315

Redeemable preferred stock                                                                                189,391      183,503

Common stockholder's equity:
     Common stock                                                                                              --           --
     Other common stockholder's equity                                                                    293,495      359,516
                                                                                                       ----------   ----------
       Total common stockholder's equity                                                                  293,495      359,516
                                                                                                       ----------   ----------
     Total liabilities, redeemable preferred stock, and common stockholder's equity                    $1,982,581   $2,149,036
                                                                                                       ==========   ==========



           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                         Three Months Ended March 31,
                                                                              2002         2001
                                                                           ---------    ---------
                                                                                (unaudited)
Net revenues:
     DBS                                                                   $ 214,724    $ 205,838
     Other businesses                                                          9,482        7,989
                                                                           ---------    ---------
       Total net revenues                                                    224,206      213,827

Operating expenses:
     DBS
       Programming                                                            96,318       88,162
       Other subscriber related expenses                                      51,741       48,902
                                                                           ---------    ---------
           Direct operating expenses  (excluding depreciation and
             amortization shown below)                                       148,059      137,064

       Promotions and incentives                                               1,743       16,933
       Advertising and selling                                                 8,301       37,059
       General and administrative                                              7,917        9,162
       Depreciation and amortization                                          39,450       62,754
                                                                           ---------    ---------
           Total DBS                                                         205,470      262,972

     Other businesses
       Programming                                                             3,342        2,718
       Other direct operating expenses                                         3,337        1,805
                                                                           ---------    ---------
           Direct operating expenses  (excluding depreciation and
             amortization shown below)                                         6,679        4,523

       Promotions and incentives                                                 328           --
       Advertising and selling                                                 2,102        1,882
       General and administrative                                              1,797        4,098
       Depreciation and amortization                                           1,309        1,424
                                                                           ---------    ---------
           Total other businesses                                             12,215       11,927

     Corporate expenses                                                        4,071        3,279
     Corporate depreciation and amortization                                     380          336
     Development costs                                                            --          249
     Other operating expenses, net                                             8,036        8,523
                                                                           ---------    ---------
       Loss from operations                                                   (5,966)     (73,459)

Interest expense                                                             (36,052)     (34,331)
Interest income                                                                  192        2,708
Other nonoperating income (expense), net                                       1,126       (3,495)
                                                                           ---------    ---------
     Loss from operations before income taxes                                (40,700)    (108,577)

Benefit for income taxes                                                     (15,310)     (37,935)
                                                                           ---------    ---------
     Net loss                                                                (25,390)     (70,642)

Other comprehensive loss:
     Unrealized loss on marketable securities, net of income tax benefit
        of $1,315 and $4,665, respectively                                    (2,146)      (7,611)
                                                                           ---------    ---------

     Comprehensive loss                                                    $ (27,536)   $ (78,253)
                                                                           =========    =========




           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      Three Months   Ended March 31,
                                                                                          2002            2001
                                                                                        ---------      ---------
                                                                                              (unaudited)
Cash flows from operating activities:
    Net cash used for operating activities                                              $ (3,439)     $ (68,650)
                                                                                        ---------     ----------

Cash flows from investing activities:
       Other capital expenditures                                                         (7,431)        (7,418)
       Purchases of intangible assets                                                          -         (2,632)
       Other                                                                                   -           (889)
                                                                                        ---------     ----------

    Net cash used for investing activities                                                (7,431)       (10,939)
                                                                                        ---------     ----------

Cash flows from financing activities:
       Repayments of long term debt                                                       (5,879)        (3,037)
       Net (repayments) borrowings on bank credit facilities                             (80,687)        31,313
       Net distributions to Pegasus Communications Corporation                           (32,597)             -
       Other                                                                                (160)        (2,743)
                                                                                        ---------     ----------

    Net cash (used for) provided by financing activities                                (119,323)        25,533
                                                                                        ---------     ----------

Net decrease in cash and cash equivalents                                               (130,193)       (54,056)
Cash and cash equivalents, beginning of year                                             144,350        214,361
                                                                                        ---------     ----------

Cash and cash equivalents, end of period                                                $ 14,157      $ 160,305
                                                                                        =========     ==========








           See accompanying notes to consolidated financial statements

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

         "We", "us", and "our" refer to Pegasus Satellite Communications, Inc. together with its subsidiaries. "PSC" refers to Pegasus Satellite
Communications, Inc. individually. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC. "PM&C" refers to Pegasus Media & Communications, Inc., one of our subsidiaries. "DBS" refers to direct broadcast satellite.

Significant Risks and Uncertainties

         We are highly leveraged. At March 31, 2002, we had a combined carrying amount of debt and redeemable preferred stocks outstanding of $1.4 billion. Because we are highly leveraged, we are more vulnerable to adverse economic and industry conditions. We dedicate a substantial portion of cash to pay amounts associated with debt. In the first quarter of 2002, we paid interest of $33.0 million. In July 2002, we are scheduled to begin paying cash dividends on our 12-3/4% series preferred stock, amounting to $11.7 million in 2002 and $23.5 million annually thereafter. Our ability to make payments on and to refinance indebtedness and redeemable preferred stocks outstanding and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. Our ability to generate cash will depend upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to service outstanding debt and redeemable preferred stocks or to fund other liquidity needs. Our indebtedness and preferred stocks contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

2.   Basis of Presentation

         The unaudited financial statements herein include the accounts of PSC and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis. These financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments consisting of normal recurring items that, in our opinion, are necessary for a fair presentation, in all material respects, of our financial position and the results of our operations and comprehensive loss and our cash flows for the interim period. The interim results of operations contained herein may not necessarily be indicative of the results of operations for the full fiscal year. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

3.    Adoption of FAS 141

         On January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141"). FAS 141, as well as FAS 142 discussed below, makes a distinction between intangible assets that are goodwill and intangible assets that are other than goodwill. When we use the term "intangible asset or assets", we mean it to be an intangible asset or assets other than goodwill, and when we use the term "goodwill", we mean it to be separate from intangible assets. The principal impact to us of adopting FAS 141 was the requirement to reassess at January 1, 2002 the classification on our balance sheet of the carrying amounts of our goodwill and intangible assets recorded in acquisitions we made before July 1, 2001. The adoption of FAS 141 did not have a significant impact on our financial position.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.    Adoption of FAS 142

         On January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). A principal provision of the standard is that goodwill and intangible assets that have indefinite lives are not subject to amortization, but are subject to an impairment test at least annually. The principal impacts to us of adopting FAS 142 were: 1) reassessing on January 1, 2002 the useful lives of intangible assets existing on that date that we had recorded in acquisitions we made before July 1, 2001 and adjusting remaining amortization periods as appropriate; 2) ceasing amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002; 3) establishing reporting units as needed for the purpose of testing goodwill for impairment; 4) testing on January 1, 2002 goodwill and intangible assets with indefinite lives existing on that date for impairment; and 5) separately reporting on our balance sheet goodwill and intangible assets. The provisions of this standard were not permitted to be retroactively applied to periods before the date we adopted FAS 142.

         We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 101 degree west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV Contract ("contract"). The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See "Legal Matters" under Note 10 for information regarding this litigation.

         We determined that our broadcast licenses had indefinite lives because under past and existing Federal Communications Commission's regulations the licenses can be routinely renewed indefinitely with little cost. Ceasing amortization on goodwill and broadcast licenses had no material effect. The adoption of FAS 142 did not have a significant effect on our other intangible assets. Our industry segments already established equate to the reporting units required under the standard. We determined that there were no impairments to be recorded.

         At March 31, 2002 and December 31, 2001, intangible assets that were amortized had the following balances (in thousands):

                                       March 31,     December 31,
Cost:                                    2002            2001
                                    --------------  --------------
   DBS rights assets.............     $2,291,422      $2,259,231
   Other.........................         50,854         110,415
                                      ----------      ----------
                                       2,342,276       2,369,646
                                      ----------      ----------
Accumulated amortization:
   DBS rights assets.............        669,509         624,115
   Other.........................         27,788          52,714
                                      ----------      ----------
                                         697,297         676,829
                                      ----------      ----------
Net..............................     $1,644,979      $1,692,817
                                      ==========      ==========

         Aggregate amortization expense for the three months ended March 31, 2002 and 2001 was $29.9 million and $61.3 million, respectively. Aggregate amortization expense for 2001 was $245.4 million. The estimated aggregate amount of amortization expense in each of the next five years, beginning with 2002, is $117.8 million in 2002, $116.9 million in 2003, $116.9 million in 2004, $114.7 million in 2005, and $111.4 million in 2006.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         At March 31, 2002, intangible assets that were not amortized consisted of broadcast licenses with a carrying amount of $15.6 million. We had no intangible assets that were not amortized at December 31, 2001. At March 31, 2002 and December 31, 2001, total goodwill had a carrying amount of $15.8 million and was all associated with our broadcast segment. Because the carrying amount of goodwill is not significant, we report it in other noncurrent assets on the balance sheet at each date.

         A reconciliation of reported net income for the three months ended March 31, 2001 as adjusted for the effects of our initially applying FAS 142 to exclude amortization expense related to goodwill and intangible assets not amortized and for adjustments for changes in useful lives of intangible assets amortized, net of related income tax effects, is as follows (in thousands):

Reported net loss...............................................................  $(70,642)
Add back goodwill amortization..................................................       101
Add back amortization for broadcast licenses....................................       101
Adjust amortization for a change in the useful life of DBS rights assets........    16,657
                                                                                  --------
Adjusted net loss...............................................................  $(53,783)
                                                                                  ========

5.   Redeemable Preferred Stock

         The number of shares of PSC's 12-3/4% cumulative exchangeable preferred stock issued and outstanding was 183,978 and 172,952 at March 31, 2001 and December 31, 2001, respectively. The increase in the number of shares resulted from the semiannual dividend declared and paid in January 2002 aggregating $11.0 million that was paid in its own shares. The increase in the carrying amount from December 31, 2001 was due to accrued dividends and accretion on the series.

6.   Changes in Other Stockholder's Equity

         Changes in other stockholder's equity from December 31, 2001 to March 31, 2002 consist of: net loss of $25.4 million; dividends accrued on preferred stock of $5.9 million; net cash distributions to PCC of $32.6 million; and net change in accumulated other comprehensive loss of $2.1 million.

7.   Long Term Debt

         During the three months ended March 31, 2002, PM&C repaid $80.0 million under its revolving credit facility. There was no principal amount outstanding under the revolving credit facility at March 31, 2002, compared to $80.0 million outstanding at December 31, 2001. Letters of credit outstanding under PM&C's revolving credit facility, which reduce the availability thereunder, were $62.9 million at March 31, 2002 and $63.2 million at December 31, 2001. At March 31, 2002, the commitment for PM&C's revolving credit facility was permanently reduced by approximately $8.4 million as scheduled under the terms of the credit agreement to approximately $194.1 million. The commitment for the revolving credit facility will continue to be permanently reduced by approximately $8.4 million in the month that each calendar quarter ends throughout 2002. Availability under PM&C's revolving credit facility at March 31, 2002 was approximately $131.0 million. The principal amount outstanding under PM&C's term loan facility was reduced to approximately $271.6 million as scheduled in the governing agreement. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under PM&C's term facility was approximately 5.4% at March 31, 2002 and December 31, 2001.

8.   Industry Segments

         Our only reportable segment at March 31, 2002 was the DBS business. Information on DBS' revenue and measure of profit/loss and how these contribute to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $1.9 billion at March 31, 2002, which did not change significantly from the total DBS assets at December 31, 2001.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                     2002        2001
                                                                                   -------     -------
Preferred stock dividends accrued and accretion on preferred stock............      $5,888      $5,432
Payment of 12-3/4% series preferred stock dividends in its own stock..........      11,026       9,744
NRTC patronage capital investment accrued.....................................       5,425       5,425
Net unrealized loss on marketable securities, net of related deferred income
    taxes.....................................................................       2,146       7,611

10.  Commitments and Contingent Liabilities

Legal Matters
-------------

DIRECTV Litigation:

         National Rural Telecommunications Cooperative

         Our subsidiaries, Pegasus Satellite Television ("PST") and Golden Sky Systems ("GSS"), are affiliates of the National Rural Telecommunications Cooperative ("NRTC") that participate through agreements in the NRTC's direct broadcast satellite program. "DIRECTV" refers to the programming services provided by DirecTV, Inc. ("DirecTV").

         As reported in our 2001 Form 10-K filed on April 9, 2002, on June 3, 1999, the NRTC filed a lawsuit in United States District Court, Central District of California against DirecTV seeking a court order to enforce the NRTC's contractual rights to obtain from DirecTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DirecTV filed a counterclaim seeking judicial clarification of certain provisions of DirecTV's contract with the NRTC. As part of the counterclaim, DirecTV is seeking a declaratory judgment that the term of the NRTC's agreement with DirecTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101 degree W orbital location. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. If DirecTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DirecTV claiming that DirecTV had failed to provide to the NRTC its share of launch fees and other benefits that DirecTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DirecTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the NRTC. The NRTC and DirecTV have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DirecTV for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately. Each side has filed a summary judgment motion relating to the claims.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Pegasus Satellite Television and Golden Sky Systems

         As reported in our 2001 Form 10-K, on January 10, 2000, PST and GSS filed a class action lawsuit in United States District Court, Central District of California against DirecTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts and declaratory relief based on DirecTV's failure to provide the NRTC with certain premium programming, and on DirecTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint which added new tort claims against DirecTV for interference with PST's and GSS' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations PST and GSS previously filed were withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 29, 2000. The court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DirecTV filed a counterclaim against PST and GSS, as well as the class members. In the counterclaim, DirecTV seeks two claims for relief: (i) a declaratory judgment that PST and GSS have no right of first refusal in their agreements with the NRTC to have DirecTV provide any services after the expiration of the term of these agreements, and (ii) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC.

         As reported in our 2001 Form 10-K, on June 22, 2001, DirecTV brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DirecTV and PST and GSS. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. On July 16, 2001, PST and GSS filed a cross complaint against DirecTV alleging, among other things, that (i) DirecTV has breached the seamless marketing agreement, and (ii) DirecTV has engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of California Business and Professions Code. This suit has since been moved to the United States District Court, Central District of California.

         Both of the NRTC's lawsuits against DirecTV have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of December 2, 2002, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Patent Infringement Litigation:

         As reported in our 2001 Form 10-K, in December 2001, one of our subsidiaries (along with DirecTV, Inc., Hughes Electronics, EchoStar Communications, and others) was served with a complaint in a patent infringement lawsuit by Broadcast Innovations, L.L.C. The precise nature of the plaintiff's claims is not clear from the complaint. However, the plaintiff claims in response to interrogatories that the satellite broadcast systems and equipment of defendants, including those used for DIRECTV programming services, infringe its patent. The defendants named in the complaint have denied the allegation and have raised defenses of patent invalidity and noninfringement. We are still in the process of evaluating the matter in order to determine whether it is material to our business.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability, if any, with respect to these claims will not have a material adverse effect on our operations, cash flows, or financial position.

Commitments
-----------

         We recently entered into a new agreement with the same provider of communications services commencing in 2002 that replaced the prior agreement with this provider. Under this new agreement, our annual minimum commitment was reduced to $6.0 million over the three year term of the agreement, from $7.0 million under the prior agreement.

11.  New Accounting Pronouncements

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

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statemnt No. 13, and Technical Corrections" was issued April 30, 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. In the past, we have extinguished debt, and may do so in the future. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting other parties like DirecTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DirecTV; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation; demographic changes; existing government regulations and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; expansion of land based communication systems; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes herein.

General

         Approximately 96% of our consolidated revenues and 89% of the expenses of our consolidated operations for the three months ended March 31, 2002, and approximately 97% of our assets at March 31, 2002, were associated with our direct broadcast satellite ("DBS") business that provides multichannel DIRECTV(R) audio and video services as an independent DIRECTV provider. DIRECTV is a service of DirectTV, Inc. ("DirecTV"). We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. Separately, we are involved in litigation with DirecTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 10 of the Notes to Consolidated Financial Statements for information on the litigation. Additionally, Hughes Electronics Corporation, which is the parent company of DirecTV, has agreed to merge with EchoStar Communications Corporation, which owns the only other nationally branded DBS programming service in the United States. At this time, we are unable to predict the effect of our litigation with DirecTV or the merger of EchoStar Communications and Hughes Electronics, should it occur, on our financial position, results of operations, cash flows, and future operations.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


Results of Operations

         In this section, amounts and changes specified are for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, unless indicated otherwise.

Comparison of Three Months Ended March 31, 2002 and 2001

         DBS Business
         ------------

         Revenues

         Revenues increased $8.9 million to $214.7 million. This increase was primarily due to the rate increase for our core packages that we instituted in the fourth quarter 2001.

         Operating Expenses

         Programming increased $8.2 million to $96.3 million. This increase was primarily due to an increase in programming rates charged to us by the National Rural Telecommunications Cooperative, through which we receive our DIRECTV programming, instituted in January 2002.

         Other subscriber related expenses increased by $2.8 million to $51.7 million principally due to the growth in the estimated amount of uncollectible accounts receivable. This growth is largely the result of increased experience with nonpaying subscribers due to the impact that the slowness in the economy may have on the ability of our subscribers to pay for the services rendered to them.

         Promotions and incentives decreased by $15.2 million to $1.7 million mainly due to amounts we deferred or capitalized in the first quarter 2002 aggregating $13.1 million. We did not defer or capitalize any promotions and incentives costs in the first quarter 2001. We are able to defer the direct and incremental costs we incur, related to our subscription plans that have minimum service commitment periods, not to exceed the amount of applicable termination fees associated with the plans. These costs are amortized over the period of the commitment for which the early termination fees apply and are charged to amortization expense. We are able to capitalize equipment costs and subsidies as fixed assets under our subscription plans in which we retain or take title to the equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees, whereas in 2001 we instituted such provisions for only certain of our plans in mid year, and increased the number of plans having such provisions in the fourth quarter 2001. We incurred greater equipment subsidies and buydowns of approximately $2.0 million as a result of the seamless marketing agreement with DirecTV in effect during that time. Further, we incurred less costs in the current period than in the prior period because we had less subscribers added in the current period than in the prior year period.

         Advertising and selling decreased by $28.8 million to $8.3 million. We incurred more expenses in the prior year quarter as a result of the greater commissions we incurred of approximately $11.0 million associated with the seamless marketing agreement with DirecTV in effect during that time. Further, we incurred less costs in the current period than in the prior period because we had less subscribers added in the current period than in the prior year period. Additionally, we deferred $2.5 million of commissions that otherwise would have been included in advertising and selling costs in the first quarter 2002, in accordance with our deferral practice described above. We did not defer advertising and selling costs in the first quarter 2001. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees, whereas in 2001 we instituted such provisions for only certain of our plans in mid year, and increased the number of plans having such provisions in the fourth quarter 2001.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


         Depreciation and amortization decreased $23.3 million to $39.5 million. This principally resulted from our adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 101 degree west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV Contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See "Legal Matters" under Note 10 of the Notes Consolidated Financial Statements for information regarding this litigation.

         Aggregate depreciation and amortization of promotions and incentives capitalized or deferred and advertising and selling deferred was $8.5 million and $874 thousand for the three months ended March 31, 2002 and 2001, respectively.

         Subscribers

         As previously reported in our 2001 Form 10-K, we undertook in the first quarter 2002 a review of the method by which we publicly report the number of our subscribers. In the past, our subscriber counts included accounts whose service had been suspended for prolonged periods of time. We changed our method of reporting subscribers to exclude these accounts, resulting in a one time reduction of approximately 138,000 reported subscribers during the quarter. The adjustment did not have any impact on our financial statements.

         Apart from the above mentioned adjustment, our number of subscribers decreased during the three months ended March 31, 2002, as the number of our subscribers that churned was slightly more than the number of the subscribers we added. We believe that the reasons for the decrease were due to: 1) our focus on enrolling more credit worthy subscribers; 2) competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve; 3) the economic slow down that has decelerated our growth; and 4) a reduction in the number of new subscribers we obtain from DirecTV's national retail chains. We will continue to focus on enrolling more credit worthy subscribers and face competition from these other providers throughout 2002. We also anticipate a continued reduction in the number of new subscribers obtained from DirecTV's national retail chains in 2002. The reduction in the number of subscribers from national retail chains under arrangements directly with DirecTV is the result of efforts by DirecTV to minimize certain subscriber acquisition costs that they have paid to national retail chains for their enrollment of subscribers who reside in our exclusive territories. Our number of subscribers at March 31, 2002 was 1,377,000.

         We are most interested in adding high quality, creditworthy subscribers. Our subscriber acquisition efforts in 2002 and beyond now include:
1) the diversification of our sales and distribution channels; 2) the alignment of channel economics more closely to expected quality and longevity of subscribers; and 3) the refinement and expansion of our offers and promotions to consumers.

         Other Statement of Operations and Comprehensive Loss Items
         ----------------------------------------------------------

         For the three months ended March 31, 2002 and 2001, our other businesses, consisting of our broadcast and broadband businesses, had revenues of $9.5 million and $8.0 million, respectively, and their net operations yielded losses of $2.7 million and $3.9 million, respectively. The operations of our other businesses are not significant to our consolidated results of operations.

         For the three months ended March 31, 2002, we had other nonoperating income, net of $1.1 million, compared to other nonoperating expense, net of $3.5 million for the three months ended March 31, 2001. The change is primarily due to the increase in the fair value of our interest rate instruments. For the first quarter 2002, we recorded income of $1.2 million for the increase in the fair value of the instruments, whereas in the first quarter 2001 we recorded a charge of $3.3 million for the decrease in the fair value of the instruments.

         The income tax benefit on the loss from continuing operations decreased $22.6 million to $15.3 million primarily due to a lesser amount of pretax loss in the current year period.

         New Accounting Pronouncements

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

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued April 30, 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. In the past, we have extinguished debt, and may do so in the future. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


Liquidity and Capital Resources

         We are highly leveraged. At March 31, 2002, we had a combined carrying amount of debt and redeemable preferred stocks outstanding of $1.4 billion. Because we are highly leveraged, we are more vulnerable to adverse economic and industry conditions. We dedicate a substantial portion of cash to pay amounts associated with debt. In the first quarter of 2002, we paid interest of $33.0 million. In July 2002, we are scheduled to begin paying cash dividends on our 12-3/4% series preferred stock, amounting to $11.7 million in 2002 and $23.5 million annually thereafter. Our ability to make payments on and to refinance indebtedness and redeemable preferred stocks outstanding and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. Our ability to generate cash will depend upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to service outstanding debt and redeemable preferred stocks or to fund other liquidity needs. Our indebtedness and preferred stocks contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         We had cash and cash equivalents on hand at March 31, 2002 of approximately $14.2 million compared to $144.4 million at December 31, 2001. The change in cash is discussed below in terms of the amounts shown in our cash flow statement, relative to the cash flow items for the prior year period. At March 31, 2002, the commitment for Pegasus Media & Communications' ("PM&C") revolving credit facility was permanently reduced by approximately $8.4 million as scheduled under the terms of the credit agreement to approximately $194.1 million. The commitment for the revolving credit facility will continue to be permanently reduced by approximately $8.4 million in the month that each calendar quarter ends throughout 2002. Availability under PM&C's revolving credit facility at March 31, 2002 was approximately $131.0 million.

         For the three months ended March 31, 2002 and 2001, net cash used by operating activities was $3.4 million and $68.7 million, respectively. The principal reasons for the decreased use of cash were: 1) reduced cash interest paid in the first quarter 2002 due to lower variable interest rates available to us in the quarter compared to the rates available to us in the first quarter 2001; 2) increased revenues in the current quarter compared to the prior year quarter that provided more cash collected; 3) less commissions and subsidies paid to our DirecTV dealers as a result of less subscribers added in the current year period than in the prior year period; and 4) the greater amounts we incurred in the prior year period associated with the seamless marketing agreement we had with DirecTV that was in effect at that time.

         For the three months ended March 31, 2002 and 2001, net cash used for investing activities was $7.4 million and $10.9 million, respectively. All of the investing activity for the current year period was for capital expenditures. The principal investing activity in the prior year period was for capital expenditures of $7.4 million.

         For the three months ended March 31, 2002, our financing activities used cash of $119.3 million. For the three months ended March 31, 2001, our financing activities provided cash of $25.5 million. The principal activity in both periods was borrowings and repayments under PM&C's bank credit facilities. In the current year period, we repaid $80.7 million outstanding under the facilities, whereas in the prior year period we borrowed $31.3 million under the facilities. Additionally, we distributed $32.6 million in the current year period to our parent company Pegasus Communications Corporation to fund the redemption of one of their series of preferred stock and for general corporate purposes.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


         Premarketing cash flow of our DBS business was $58.7 million and $59.6 million for the three months ended March 31, 2002 and 2001, respectively. EBITDA for our DBS business was $48.7 million and $5.6 million for the three months ended March 31, 2002 and 2001, respectively. DBS premarketing cash flow is calculated by taking the revenues of the DBS business and deducting programming expense, other subscriber related expenses, and general and administrative expenses. DBS EBITDA is DBS premarketing cash flow less promotions and incentives and advertising and selling expenses. We present DBS premarketing cash flow and DBS EBITDA because the DBS business is our only significant segment and this business forms the principal portion of our results of operations and cash flows.

         Adjusted operating cash flow for the 12 months ended March 31, 2002 was $210.5 million. Adjusted operating cash flow is operating cash flow of the DBS business for the current quarter times four, plus operating cash flow from other operating divisions for the last four quarters. Operating cash flow, for the purpose of only calculating adjusted operating cash flow, is income or loss from operations, adding back depreciation, amortization, and other noncash items therein, and subscriber acquisition costs. We present this measure for purpose of compliance with our debt indenture, and such measure is not required to be presented on a comparative basis.

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

         We may from time to time engage in transactions in which we acquire through purchases and/or exchanges our securities, the securities of our parent, Pegasus Communications Corporation, or of our subsidiary Pegasus Media & Communications. Such transactions may be made in the open market or in privately negotiated transactions and may involve cash or the issuance of securities. The amount and timing of such transactions, if any, will depend on market conditons and other considerations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk exposure continues to be interest rate risk. Our primary exposure is variable rates of interest associated with borrowings under our credit facilities. The amount of interest we incur also depends upon the amount of borrowings outstanding. The way we manage these risks did not change during the three months ended March 31, 2002, and we have not experienced any material changes in interest rates or effects of our interest rate instruments during this period.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information relating to litigation with DirecTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 10 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2001.

                    PEGASUS SATELLITE COMMUNICATIONS, INC.


                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Satellite Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Pegasus Satellite Communications, Inc.



         May 15, 2002               By: /s/ Joseph W. Pooler, Jr.
----------------------------        -----------------------------------
             Date                   Joseph W. Pooler, Jr.

                                    Vice President - Finance and Controller
                                    (Principal Financial and Accounting Officer)