Form 10-Q
period 2002-06-30
PEGASUS SATELLITE COMMUNICATIONS INC
filed 2002-08-14
CIK 1015629

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002
                                  -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from__________ to __________

                         Commission File Number 0-21389

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
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



         Number of shares of each class of the Registrant's common stock outstanding as of August 12, 2002:

                  Class B, Common Stock, $0.01 par value                200

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended June 30, 2002


                                                                            Page
PART I.  FINANCIAL INFORMATION


         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets
                      June 30, 2002 and December 31, 2001                     4

                    Consolidated Statements of Operations and
                      Comprehensive Loss Three months ended
                      June 30, 2002 and 2001                                  5

                    Consolidated Statements of Operations and
                      Comprehensive Loss Six months ended
                      June 30, 2002 and 2001                                  6

                    Condensed Consolidated Statements of Cash Flows
                      Six months ended June 30, 2002 and 2001                 7

                    Notes to Consolidated Financial Statements                8

         Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           16

         Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk                                             23


PART II.  OTHER INFORMATION


         Item 1.           Legal Proceedings                                  24

         Item 3.           Defaults Upon Senior Securities                    24

         Item 6.           Exhibits and Reports on Form 8-K                   24

         Signature                                                            25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        Pegasus Satellite Communications, Inc
                                        Condensed Consolidated Balance Sheets
                                                   (In thousands)

                                                                                       June 30,         December 31,
                                                                                         2002               2001
                                                                                    ---------------     --------------
                                                                                                (unaudited)
Currents assets:
   Cash and cash equivalents                                                            $   85,250         $  144,350
   Accounts receivable, net
     Trade                                                                                  23,532             34,727
     Other                                                                                  10,961             18,153
   Deferred subscriber acquisition costs, net                                               19,002             15,194
   Prepaid expenses                                                                         10,930             12,686
   Other current assets                                                                     24,742             27,521
                                                                                    ---------------     --------------
     Total current assets                                                                  174,417            252,631

Property and equipment, net                                                                 81,489             90,861
Intangible assets, net                                                                   1,630,878          1,692,817
Other noncurrent assets                                                                    111,991            112,727
                                                                                    ---------------     --------------

   Total                                                                                $1,998,775         $2,149,036
                                                                                    ===============     ==============


Current liabilities:
   Current portion of long term debt                                                    $    5,694         $    8,728
   Accounts payable                                                                         11,693             10,537
   Accrued interest                                                                         37,491             27,979
   Accrued programming fees                                                                 66,770             67,225
   Accrued commissions and subsidies                                                        41,349             45,746
   Other accrued expenses                                                                   37,205             30,279
   Other current liabilities                                                                 3,844              4,755
                                                                                    ---------------     --------------
     Total current liabilities                                                             204,046            195,249

Long term debt                                                                           1,310,346          1,329,923
Note payable to parent                                                                     113,732                  -
Other noncurrent liabilities                                                                45,416             79,530
                                                                                    ---------------     --------------
   Total liabilities                                                                     1,673,540          1,604,702
                                                                                    ---------------     --------------

Commitments and contingent liabilities  (see Note 12)

Minority interest                                                                            1,802              1,315

Redeemable preferred stock                                                                 195,280            183,503

Common stockholder's equity:
   Common stock                                                                                  -                  -
   Other common stockholder's equity                                                       128,153            359,516
                                                                                    ---------------     --------------
     Total common stockholder's equity                                                     128,153            359,516
                                                                                    ---------------     --------------

   Total                                                                                $1,998,775         $2,149,036
                                                                                    ===============     ==============

          See accompanying notes to consolidated financial statements

                                   Pegasus Satellite Communications, Inc.
                        Consolidated Statements of Operations and Comprehensive Loss
                                               (In thousands)

                                                                          Three Months Ended June 30,
                                                                              2002           2001
                                                                          -----------    -----------
                                                                                  (unaudited)
Net revenues:
   DBS                                                                      $ 216,447    $ 206,015
   Other businesses                                                             8,847        9,457
                                                                            ---------    ---------
     Total net revenues                                                       225,294      215,472
                                                                            ---------    ---------
Operating expenses:
   DBS
    Programming                                                                96,016       87,772
    Other subscriber related expenses                                          49,086       51,841
                                                                            ---------    ---------
     Direct operating expenses (excluding depreciation and amortization
        shown below)                                                          145,102      139,613
    Promotions and incentives                                                   2,027       12,375
    Advertising and selling                                                     7,820       32,375
    General and administrative                                                  6,865        9,092
    Depreciation and amortization                                              41,487       63,250
                                                                            ---------    ---------
     Total DBS                                                                203,301      256,705
                                                                            ---------    ---------
   Other businesses
    Programming                                                                 3,283        3,477
    Other direct operating expenses                                             2,012        1,811
                                                                            ---------    ---------
     Direct operating expenses (excluding depreciation and amortization
        shown below)                                                            5,295        5,288
    Advertising and selling                                                     2,059        2,145
    General and administrative                                                  1,084        1,250
    Depreciation and amortization                                               1,081        1,254
                                                                            ---------    ---------
     Total other businesses                                                     9,519        9,937
                                                                            ---------    ---------
   Corporate and development expenses                                           3,700        3,793
   Corporate depreciation and amortization                                        372          355
   Other operating expenses, net                                                5,490        5,822
                                                                            ---------    ---------
   Income (loss) from operations                                                2,912      (61,140)

Interest expense                                                              (36,113)     (34,876)
Interest income                                                                   116        1,346
Loss on impairment of marketable securities                                    (3,063)           -
Other nonoperating income, net                                                    113          145
                                                                            ---------    ---------
   Loss before income taxes, discontinued operations, and extraordinary
      item                                                                    (36,035)     (94,525)
Benefit for income taxes                                                      (13,887)     (32,351)
                                                                            ---------    ---------
   Loss before discontinued operations and extraordinary item                 (22,148)     (62,174)
Discontinued operations:
   Loss on broadband operations, net of income tax benefit of
      $841 and $2,047                                                          (1,372)      (3,340)
                                                                            ---------    ---------
   Loss before extraordinary item                                             (23,520)     (65,514)
Extraordinary loss from extinguishment of debt, net of income tax benefit
   of $604                                                                          -         (986)
                                                                            ---------    ---------
    Net loss                                                                  (23,520)     (66,500)
                                                                           ---------    ---------
Other comprehensive loss:
   Unrealized (loss) gain on marketable securities, net of income tax
      benefit of $465 and $1,528, respectively                                   (758)       2,493
   Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax
      benefit of $1,164                                                         1,899            -
                                                                            ---------    ---------
   Net other comprehensive income                                               1,141        2,493
                                                                            ---------    ---------
      Comprehensive loss                                                    $ (22,379)   $ (64,007)
                                                                            =========    =========

          See accompanying notes to consolidated financial statements

                                   Pegasus Satellite Communications, Inc.
                        Consolidated Statements of Operations and Comprehensive Loss
                                               (In thousands)

                                                                           Six Months Ended June 30,
                                                                              2002          2001
                                                                          -----------    -----------
                                                                                 (unaudited)
Net revenues:
   DBS                                                                      $ 431,171    $ 411,853
   Other businesses                                                            16,690       17,446
                                                                            ---------    ---------
     Total net revenues                                                       447,861      429,299
                                                                            ---------    ---------
Operating expenses:
   DBS
    Programming                                                               192,334      175,934
    Other subscriber related expenses                                         100,827      100,743
                                                                            ---------    ---------
     Direct operating expenses (excluding depreciation and amortization
        shown below)                                                          293,161      276,677
    Promotions and incentives                                                   3,770       29,308
    Advertising and selling                                                    16,121       69,434
    General and administrative                                                 14,782       18,254
    Depreciation and amortization                                              80,937      126,004
                                                                            ---------    ---------
     Total DBS                                                                408,771      519,677
                                                                            ---------    ---------
   Other businesses
    Programming                                                                 6,625        6,195
    Other direct operating expenses                                             3,899        3,616
                                                                            ---------    ---------
     Direct operating expenses (excluding depreciation and amortization
        shown below)                                                           10,524        9,811
    Advertising and selling                                                     3,891        4,027
    General and administrative                                                  2,204        2,329
    Depreciation and amortization                                               2,206        2,586
                                                                            ---------    ---------
     Total other businesses                                                    18,825       18,753
                                                                            ---------    ---------
   Corporate and development expenses                                           7,771        7,229
   Corporate depreciation and amortization                                        752          691
   Other operating expenses, net                                               13,526       14,345
                                                                            ---------    ---------
     Loss from operations                                                      (1,784)    (131,396)
Interest expense                                                              (71,967)     (69,207)
Interest income                                                                   305        4,053
Loss on impairment of marketable securities                                    (3,063)           -
Other nonoperating income (expense), net                                        1,239       (3,350)
                                                                            ---------    ---------
     Loss before income taxes, discontinued operations, and extraordinary
        item                                                                  (75,270)    (199,900)

Benefit for income taxes                                                      (28,614)     (69,069)
                                                                            ---------    ---------
     Loss before discontinued operations and extraordinary item               (46,656)    (130,831)
Discontinued operations:
     Loss on broadband operations, net of income tax benefit of
        $1,424 and $3,264                                                      (2,324)      (5,325)
                                                                            ---------    ---------
     Loss before extraordinary item                                           (48,980)    (136,156)

Extraordinary loss from extinguishment of debt, net of income tax benefit
   of $604                                                                          -         (986)
                                                                            ---------    ---------
    Net loss                                                                  (48,980)    (137,142)
                                                                            ---------    ---------
Other comprehensive loss:
     Unrealized loss on marketable securities, net of income tax benefit
        of  $1,780 and $3,137, respectively                                    (2,904)      (5,118)
     Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, net of income tax
        benefit of $1,164                                                       1,899            -
                                                                            ---------    ---------
     Net other comprehensive income                                            (1,005)      (5,118)
                                                                            ---------    ---------
     Comprehensive loss                                                     $ (49,985)   $(142,260)
                                                                            =========    =========

          See accompanying notes to consolidated financial statements

                                       Pegasus Satellite Communications, Inc.
                                  Condensed Consolidated Statements of Cash Flows
                                                   (In thousands)

                                                                                       Six Months Ended June 30,
                                                                                        2002               2001
                                                                                   ---------------    ---------------
                                                                                              (unaudited)

Net cash provided by (used for) operating activities                                     $  34,064         $  (92,592)
                                                                                   ---------------    ---------------

Cash flows from investing activities:
   DBS equipment capitalized                                                               (13,497)            (8,056)
   Other capital expenditures                                                               (2,456)           (11,275)
   Purchases of intangible assets                                                               (1)            (6,099)
   Other                                                                                         -               (889)
                                                                                   ---------------    ---------------
Net cash used for investing activities                                                     (15,954)           (26,319)
                                                                                   ---------------    ---------------

Cash flows from financing activities:
   Proceeds from term loan facility                                                         63,156                  -
   Net repayments of revolving credit facilities                                           (80,000)                 -
   Repayments on other long term debt                                                       (7,227)            (8,227)
   Note payable to parent                                                                  113,732                  -
   Restricted cash, net of cash acquired                                                     1,147            (15,464)
   Net advances to affiliates                                                                    -             (6,766)
   Net distributions to parent                                                            (167,803)                 -
   Other                                                                                      (215)            (1,369)
                                                                                   ---------------    ---------------
Net cash used for financing activities                                                     (77,210)           (31,826)
                                                                                   ---------------    ---------------

Net decrease in cash and cash equivalents                                                  (59,100)          (150,737)
Cash and cash equivalents, beginning of year                                               144,350            214,361
                                                                                   ---------------    ---------------
Cash and cash equivalents, end of period                                                 $  85,250         $   63,624
                                                                                   ===============    ===============

          See accompanying notes to consolidated financial statements

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

        "We", "us", and "our" refer to Pegasus Satellite Communications, Inc. together with its subsidiaries. "PSC" refers to Pegasus Satellite Communications, Inc. individually as a separate entity. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC. "PM&C" refers to Pegasus Media & Communications, Inc., a subsidiary of PSC. "DBS" refers to direct broadcast satellite.

Significant Risks and Uncertainties

         We are highly leveraged. At June 30, 2002, we had a combined carrying amount of debt and redeemable preferred stock outstanding of $1.6 billion, including a note payable to PCC of $113.7 million. Because we are highly leveraged, we are more vulnerable to adverse economic and industry conditions. We dedicate a substantial portion of cash to pay amounts associated with debt. In the first six months of 2002, we paid interest of $49.0 million. We were scheduled to begin paying cash dividends on PSC's 12-3/4% series preferred stock in July 2002. However, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series (see note 5). We have also used cash for distributions to PCC and to purchase our debt and the common stock of PCC. See notes 6, 7, and 13, respectively, for a discussion of these transactions.

         Using cash for the above noted payments reduces the availability of funds to us for working capital, capital expenditures, and other activities, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, although we will reduce the amount of cash paid to unaffiliated parties in connection with our debt we repurchased. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund planned capital expenditures and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to service outstanding debt and redeemable preferred stock or to fund other liquidity needs. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FAS 141 was the requirement to reassess at January 1, 2002 the classification on our balance sheet of the carrying amounts of our goodwill and intangible assets recorded in acquisitions we made before July 1, 2001. The adoption of FAS 141 did not have a significant impact on our financial position.

4.   Adoption of FAS 142

         In the first quarter 2002, effective on January 1, 2002, we adopted in its entirety Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). A principal provision of the standard is that goodwill and intangible assets that have indefinite lives are not subject to amortization, but are subject to an impairment test at least annually. The principal impacts to us of adopting FAS 142 were: 1) reassessing on January 1, 2002 the useful lives of intangible assets existing on that date that we had recorded in acquisitions we made before July 1, 2001 and adjusting remaining amortization periods as appropriate; 2) ceasing amortization of goodwill and intangible assets with indefinite lives effective January 1, 2002; 3) establishing reporting units as needed for the purpose of testing goodwill for impairment; 4) testing on January 1, 2002 goodwill and intangible assets with indefinite lives existing on that date for impairment; and 5) separating goodwill from intangible assets. The provisions of this standard were not permitted to be retroactively applied to periods before the date we adopted FAS 142.

         We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 1010 west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See note 12 for information regarding this litigation.

         We determined that our broadcast licenses had indefinite lives because under past and existing Federal Communications Commission's regulations the licenses can be routinely renewed indefinitely with little cost. Ceasing amortization on goodwill and broadcast licenses had no material effect. The adoption of FAS 142 did not have a significant effect on our other intangible assets other than those discussed above. Our industry segments already established equate to the reporting units required under the standard. We determined that there were no impairments to be recorded upon the adoption of FAS 142.

         At June 30, 2002 and December 31, 2001, intangible assets that were amortized had the following balances (in thousands):

                                          June 30,         December 31,
                                            2002               2001
                                        -------------     ---------------
Cost:
   DBS rights assets                      $2,291,422          $2,259,231
   Other                                      50,360             110,415
                                        -------------     ---------------
                                           2,341,782           2,369,646
                                        -------------     ---------------
Accumulated amortization:
   DBS rights assets                         697,154             624,115
   Other                                      29,424              52,714
                                        -------------     ---------------
                                             726,578             676,829
                                        -------------     ---------------
Net                                       $1,615,204          $1,692,817
                                        =============     ===============

         At June 30, 2002, intangible assets that were not amortized consisted of broadcast licenses with a carrying amount of $15.7 million. We had no intangible assets that were not amortized at December 31, 2001. At June 30, 2002 and December 31, 2001, total goodwill had a carrying amount of $15.8 million and was all associated with our

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

broadcast segment. Because the carrying amount of goodwill is not significant, it is included in other noncurrent assets on the balance sheet.

         Loss before extraordinary items and net loss, each as adjusted for the effects of applying FAS 142, for the three and six months ended June 30, 2001 were as follows (in thousands):

For the three months ended:
Loss before extraordinary items, as adjusted                         $  (48,466)
Net loss, as adjusted                                                   (49,452)

For the six months ended:
Loss before extraordinary items, as adjusted                           (102,233)
Net loss, as adjusted                                                  (103,220)

         A reconciliation of net loss, as reported to net loss, as adjusted for the three and six months ended June 30, 2001 is as follows (in thousands):

For the three months ended:
Net loss, as reported                                                $  (66,500)
Add back goodwill amortization                                              102
Add back amortization on broadcast licenses                                 102
Adjust amortization for a change in the useful life of DBS
   rights assets                                                         16,844
                                                                 --------------
Net loss, adjusted                                                   $  (49,452)
                                                                 ==============

For the six months ended:
Net loss, as reported                                                $ (137,142)
Add back goodwill amortization                                              203
Add back amortization on broadcast licenses                                 203
Adjust amortization for a change in the useful life of DBS
   rights  assets                                                        33,516
                                                                 ---------------
Net loss, as adjusted                                                $ (103,220)
                                                                 ===============

         Aggregate amortization expense for the six months ended June 30, 2002 and 2001 was $59.2 million and $122.5 million, respectively. Aggregate amortization expense for 2001 was $245.4 million. The estimated aggregate amount of amortization expense for the remainder of 2002 and for each of the next five years thereafter is $58.6 million, $116.9 million, $116.9 million, $114.7 million, and $111.4 million, and $110.7 million, respectively.

5.   Redeemable Preferred Stock

         The number of shares of PSC's 12-3/4% cumulative exchangeable preferred stock issued and outstanding was 183,978 and 172,952 at June 30, 2002 and December 31, 2001, respectively. The increase in the number of shares resulted from the $11.0 million semiannual dividend paid in January 2002 in like kind shares. The increase in the carrying amount from December 31, 2001 to June 30, 2002 was due to accrued dividends and accretion of discount on the series.

         At the discretion of our board of directors as permitted by the certificate of designation for the 12-3/4% series, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series. The amount of the dividend scheduled to be declared was $11.7 million. Dividends not declared accumulate in arrears at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, PSC may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or 2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior to the 12-3/4% series.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Despite the restrictions placed on PSC regarding cash dividend payments discussed in the preceding paragraph, permissible means are available to transfer funds to PCC while dividends on PSC's preferred stock are in arrears.

         In June and July 2002, PCC purchased in a series of negotiated transactions with unaffiliated holders an aggregate 88,566 shares of PSC's preferred stock with an aggregate liquidation preference value, excluding accrued dividends, of $88.6 million. PCC expects to retain the shares as an additional investment in PSC.

6.   Changes in Other Stockholder's Equity

         The change in other stockholder's equity from December 31, 2001 to June 30, 2002 consisted of (in thousands):

Net loss                                                       $   (48,980)
Dividends accrued and accretion associated with preferred
   stock                                                           (11,776)
Net distributions to PCC                                          (169,602)
Net change in accumulated other comprehensive loss                  (1,005)

         In late June 2002, PSC distributed $122.4 million in cash to PCC in anticipation of the dividends on PSC's preferred stock going into arrears on July 1, 2002, of which $113.7 million was loaned back to PSC (see note 7).

7.   Long Term Debt

         During the three months ended June 30, 2002, amounts borrowed and repayments of amounts borrowed under PM&C's revolving credit facility were equal. There was no principal amount outstanding under the revolving credit facility at June 30, 2002, compared to $80.0 million outstanding at December 31, 2001. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $60.9 million at June 30, 2002 and $63.2 million at December 31, 2001. At June 30, 2002, the commitment for the revolving credit facility was permanently reduced by approximately $8.4 million as scheduled under the terms of the credit agreement to $185.6 million. The commitment for the revolving credit facility will continue to be permanently reduced by approximately $8.4 million in each of September and December 2002. Availability under the revolving credit facility at June 30, 2002 was approximately $124.5 million.

         We repaid $688 thousand of outstanding principal under PM&C's term loan facility during the second quarter 2002, as scheduled in the credit agreement, which reduced the total principal amount outstanding to $270.9 million. The weighted average variable rate of interest including applicable margins on principal amounts outstanding under the term facility was approximately 5.4% at June 30, 2002 and December 31, 2001.

         In June 2002, PM&C borrowed $63.2 million in incremental term loans under its credit agreement out of $200.0 million capacity specified for such purpose thereunder. Our option to request additional funding from the unused portion of the incremental term loan capacity of $136.8 million expired June 30, 2002. Principal amounts outstanding under the incremental term loan facility are payable quarterly in increasing increments over the remaining term of the facility beginning September 30, 2002. All unpaid principal and interest outstanding under the incremental term loans are due July 31, 2005. Quarterly principal payments scheduled for the remainder of 2002 are $158 thousand in each of September and December, with total payments of $632 thousand, $16.3 million, and $45.9 million in 2003, 2004, and 2005, respectively. Amounts repaid under the incremental term loan facility may not be reborrowed. Margins on incremental term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. The weighted average rate of interest including applicable margins on principal amounts outstanding under the incremental loan term facility at June 30, 2002 was 7.25%.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         In June 2002, PSC borrowed $113.7 million cash from PCC in the form of a promissory note to PCC. The cash lent by PCC was connected to the $122.4 million cash previously distributed by PSC to PCC in June 2002 (see note 6). All amounts outstanding under the promissory note are due June 30, 2005. The interest rate on the note will be based on the interest rate with margins incurred by PM&C on its term loan facility, plus an additional 1%. Interest is payable quarterly. Principal of the note may be repaid in whole or in part at any time without penalty.

         In July 2002, PSC purchased $17.1 million in maturity value of PM&C's 12-1/2% notes due July 2005 for $17.1 million in a negotiated transaction with an unaffiliated holder. In August 2002, PSC purchased $10.7 million in maturity value of its 13-1/2% senior subordinated discount notes due March 2007 for $2.8 million in negotiated transactions with an unaffiliated holder. The notes purchased will be accounted for as constructively retired, with any associated gain or loss recognized in earnings in the third quarter 2002.

8.   Supplemental Cash Flow Information

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                           Six Months
                                                                                         Ended June 30,
                                                                                     2002             2001
                                                                                 --------------   --------------
Preferred stock dividends accrued and accretion on preferred stock                    $ 11,776        $  10,638
Payment of 12-3/4% series preferred stock dividends in like kind shares                 11,026            9,744
Payment of other preferred stock dividends with common stock                                 -            6,175
NRTC patronage capital investment accrued                                                9,555           10,850
Net change in other comprehensive loss                                                   1,005            5,118
Transfer of investment in affiliates and reduction of additional paid in capital
   resulting from the corporate reorganization                                               -          117,586
Reduction of preferred stock and increase in additional paid in capital
   resulting from the corporate reorganization                                               -          328,715

9.   Loss on Impairment of Marketable Securities

         Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million for the impairment loss realized. The income tax benefit recorded in income taxes for continuing operations associated with this charge was $1.2 million. Concurrently, we made a reclassification adjustment to other comprehensive loss for the three and six months ended June 30, 2002 and other stockholder's equity at June 30, 2002 of $1.9 million, net of income tax benefit of $1.2 million, to remove all of the net unrealized losses on the marketable securities accumulated at that date that were realized and recorded in earnings as noted above.

10.  Discontinued Operations

         Because our Pegasus Express two way satellite internet access business no longer fits into our near term strategic plans, we entered into an agreement with an unaffiliated party in June 2002 to sell our Pegasus Express subscribers and the Pegasus Express equipment inventory for cash. Transfer of the subscribers is expected to occur in mid August 2002, and transfer of the equipment is expected to be completed by the end of August 2002. We anticipate that the cash proceeds from the sale of the subscribers will be about $1.6 million, subject to adjustment for the number of our subscribers that ultimately are authorized into the buyer's internet access service. We anticipate that the cash proceeds from the sale of the equipment will be about $2.6 million, subject to the actual number of units transferred, and will be payable in four equal monthly payments ending November 2002. Upon the sale of the subscribers and equipment, we will no longer operate the Pegasus Express business. As Pegasus Express is the only business within our broadband operation, we are reporting the broadband operation as discontinued effective June 30, 2002 for all periods presented.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Revenues and pretax loss from operations of the broadband operation follows (in thousands):

                         Three Months Ended              Six Months Ended
                              June 30,                       June 30,
                         2002           2001           2002            2001
                      ------------    ----------    ------------     ----------
Revenues                $  1,177       $     -        $  2,327      $     167
Pretax loss               (2,213)       (5,371)         (3,748)        (8,589)

         Included in discontinued operations for the three and six months ended June 30, 2002 is an impairment loss recognized on the equipment inventory of $837 thousand. This impairment writes down the carrying amount of the equipment to its fair market value based on the per unit sale price of the equipment specified in the sale agreement. Also included in discontinued operations for these periods is an aggregate impairment loss of $847 thousand for valuation reserves placed against other assets that we believe have diminished utility to the broadband operation as a result of the pending subscriber and equipment sale and discontinuance of the operations. Pegasus Express equipment inventory subject to sale with a carrying amount of $2.8 million at June 30, 2002 is included in other current assets in the balance sheet.

11.  Industry Segments

         Our only reportable segment at June 30, 2002 was the DBS business. Information on DBS' revenue and measure of profit/loss and how these contribute to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period presented. Identifiable total assets for DBS were approximately $1.9 billion at June 30, 2002, which did not change significantly from the total DBS assets at December 31, 2001.

12.  Commitments and Contingent Liabilities

Legal Matters

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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         Both of the NRTC's lawsuits against DirecTV have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit, are pending before the same judge. The court has set a trial date of April 1, 2003, although, as noted above, it is not clear whether all the lawsuits will be tried together.

Patent Infringement Litigation:

         In December 2001, we (along with DirectTV, Inc., Hughes Electronics Corporation, Echostar Communications Corporation, and others) were served with a complaint in a patent infringement lawsuit by Broadcast Innovations, L.L.C. The precise nature of the plaintiff's claims is not clear from the complaint. However, the plaintiff claims in response to interrogatories that the satellite broadcast systems and equipment of defendants, including those used for DIRECTV programming services, infringe its patent. The defendants named in the complaint have denied the allegation and have raised defenses of patent invalidity and noninfringement. We still are in the process of evaluating the matter in order to determine whether it is material to our business.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability, if any, with respect to these claims will not have a material adverse effect on our operations, cash flows, or financial position.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments

         We negotiated a new agreement with our provider of communications services commencing in the first quarter 2002. Under this new agreement, our annual minimum commitment was reduced to $6.0 million over the three year term of the agreement, from $7.0 million under the prior agreement.

         In July 2002, we gave notice to the party that provides call center services to us that we intend to terminate the agreement for the services at the end of 12 months from the date of notice. We will pay a termination fee of $4.5 million at the agreement termination date.

13.  New Accounting Pronouncements

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

         Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on our beliefs, as well as assumptions made by and information currently available to us. When used in this report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting other parties like DirecTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DirecTV; the proposed merger of Hughes Electronics Corporation with EchoStar Communications Corporation; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition, including the provision of local channels by a competing direct broadcast satellite provider in markets where DirecTV does not offer local channels; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; the ability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this report and in reports and registration statements filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes herein.

General

        "We", "us", and "our" refer to Pegasus Satellite Communications, Inc. together with its subsidiaries. "PSC" refers to Pegasus Satellite Communications, Inc. individually as a separate entity. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC. "PM&C" refers to Pegasus Media & Communications, Inc., a subsidiary of PSC. "DBS" refers to direct broadcast satellite.

         Approximately 96% of our consolidated revenues and 91% of the expenses within consolidated loss from operations for the six months ended June 30, 2002, and 94% of our assets at June 30, 2002, were associated with our DBS business that provides multichannel DIRECTV(R) audio and video services as an independent DIRECTV provider. DIRECTV is a service of DirectTV, Inc. ("DirecTV"). We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DirecTV. Separately, we are involved in litigation with DirecTV. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See Note 14 of the Notes to Consolidated Financial Statements for information on the litigation. Additionally, Hughes Electronics Corporation, which is the parent company of DirecTV, has agreed to merge with EchoStar Communications Corporation, which owns the only other nationally branded DBS programming service in the United States. At this time, we are unable to predict the effect of our litigation with DirecTV or the merger of EchoStar and Hughes, should it occur, on our financial position, results of operations, cash flows, and future operations.

Results of Operations

         In this section, amounts and changes specified are for the three and six months ended June 30, 2002 compared to the corresponding three and six months ended June 30, 2001, unless indicated otherwise. With respect to our loss from operations, we focus on our DBS business, as this is our only significant business.

DBS Business

Revenues:

         Revenues increased $10.4 million to $216.4 million and $19.3 million to $431.2 million for the three and six months, respectively. The increases were primarily due to the rate increase for our core packages that we instituted in the fourth quarter 2001. Effective July 1, 2002, we began passing on to subscribers, in the form of a royalty fee, a portion of the royalty costs charged to us in providing DIRECTV service. The fee is $1.25 or $1.50 to each subscriber based on the subscriber's core programming package.

Direct Operating Expenses:

         Programming increased $8.2 million to $96.0 million and $16.4 million to $192.3 million for the three and six months, respectively. The increases were primarily due to an increase instituted in January 2002 in programming rates charged to us by the National Rural Telecommunications Cooperative, through which we receive our DIRECTV programming.

         Other subscriber related expenses decreased $2.8 million to $49.1 million and increased $84 thousand to $100.8 million for the three and six months, respectively. The decrease for the three months was principally due to a reduction in bad debt expense as a result of more favorable churn experience in the second quarter 2002, offset in part by increased royalty costs incurred by us resulting from increased associated revenues. For the six months, increased royalty costs were offset for the most part by decreased bad debt expense. Royalty costs are charged to us based on certain subscription, demand, and certain fee revenue we bill to subscribers.

Operating Margins:

         Our operating margin is the difference between net revenues and direct operating expenses (excluding depreciation and amortization). Operating margins for the three and six months ended June 30, 2002 and 2001 were $71.3 million and $138.0 million, respectively, and $66.4 million and $135.2 million, respectively. There were no significant differences in our operating margin ratios between the corresponding current and prior year periods within the three and six months ended June 30, 2002 and 2001.

Other Operating Expenses:

         Promotions and incentives decreased $10.3 million to $2.0 million and $25.5 million to $3.8 million for the three and six months, respectively. The decreases were mainly due to the increased amounts of promotions and incentive costs we deferred and/or capitalized of $6.4 million and $16.4 million in the three and six months ended June 30, 2002, respectively. We are able to defer the direct and incremental costs we incur related to our subscription plans that have minimum service commitment periods, not to exceed the amount of applicable termination fees associated with the plans. These costs are amortized over the period of the commitment for which the early termination fees apply, which is generally 12 months, and are charged to amortization expense. We did not defer any costs in the three and six months ended June 30, 2001. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees. In 2001, we instituted such provisions for only certain of our plans after June 30, and subsequently increased the number of plans having such provisions in the fourth quarter 2001. We are able to capitalize equipment costs and subsidies as fixed assets under our subscription plans in which we retain or take title to the equipment delivered to subscribers. The equipment costs and subsidies related to this equipment are capitalized as fixed assets and depreciated over their estimated useful lives of three years. Additionally, we incurred reduced subsidies of $3.7 million and $8.7 million for the three and six months June 30, 2002, respectively, due to reduced gross subscriber additions during the 2002 periods compared to the corresponding 2001 periods.

         Advertising and selling decreased $24.6 million to $7.8 million and $53.3 million to $16.1 million for the three and six months, respectively. A part of these decreases was due to the commissions we incurred in the respective corresponding 2001 periods of $9.7 million and $20.6 million due to the seamless marketing agreement with DirecTV that was in effect during 2001. We terminated the seamless marketing agreement in July 2001. Commissions we pay directly to our sales and distribution channels decreased $6.5 million and $17.5 million for the three and six months ended June 30, 2002, respectively, principally due to reduced gross subscriber additions during the 2002 periods compared to the corresponding 2001 periods. Our advertising costs decreased $3.5 million and $6.9 million for the three and six months June 30, 2002, respectively, as a part of a focused cost reduction initiative. Additionally, we deferred $3.8 million and $6.4 million of commissions in the three and six months ended June 30, 2002, respectively, in accordance with our deferral practice described in the preceding paragraph that otherwise would have been included in advertising and selling costs in the current year periods. We did not defer advertising and selling costs in the respective corresponding 2001 periods. All of our subscription plans starting February 2002 contain minimum commitment periods and early termination fees. In 2001, we instituted such provisions for only certain of our plans after June 30, and subsequently increased the number of plans having such provisions in the fourth quarter 2001.

         Our promotion and incentives and advertising and selling costs constitute our subscriber acquisition costs ("SAC"). Gross SAC costs, that is, before deferring and capitalizing costs, for the three and six months ended June 30, 2002 and 2001 were $25.0 million and $50.7 million, respectively, and $49.7 million and $106.8 million, respectively.

         General and administrative expenses decreased $2.2 million to $6.9 million and $3.5 million to $14.8 million for the three and six months, respectively, due to a broad based cost reduction effort that we are undergoing in 2002.

         Depreciation and amortization decreased $21.8 million to $41.5 million and $45.1 million to $80.9 million for the three and six months, respectively. This principally resulted from our adoption in the first quarter 2002 of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful life of the DBS rights assets should be based on the estimated useful lives of the satellites at the 101(Degree) west longitude orbital location available to provide DirecTV services under the NRTC-DirecTV contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DirecTV satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets and the range of the useful lives of the rights from the date of their inception. The life of our DBS rights is subject to litigation. See "Legal Matters" under Note 12 of the Notes to Consolidated Financial Statements for information regarding this litigation.

         Included in depreciation and amortization for the six months ended June 30, 2002 and 2001 was aggregate depreciation and amortization of promotions and incentives costs capitalized or deferred and advertising and selling costs deferred of $19.5 million and $2.0 million, respectively.

Subscribers:

          Our number of subscribers at June 30, 2002 was 1,372,000. We experienced a net reduction in the number of subscribers of approximately six thousand and 10 thousand for the three and six months ended June 30, 2002, respectively, as the number of our subscribers that churned was more than the number of the subscribers we added. These decreases exclude the one time adjustment to decrease subscriber counts that we made and reported in the first quarter 2002 of 138,000. We believe that the reasons for the decrease were due to: 1) our focus on enrolling more creditworthy subscribers; 2) competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve; 3) the economic slow down that has decelerated our growth; and 4) a reduction in the number of new subscribers we obtain from DirecTV's national retail chains. We will continue to focus on enrolling more creditworthy subscribers. We will also continue to face intensive competition from other providers throughout 2002. This competition includes the provision of local channels by a competing direct broadcast satellite provider in markets where DirecTV does not offer local channels. We also anticipate a continued reduction in the number of new subscribers obtained from DirecTV's national retail chains during the rest of 2002. The reduction in the number of subscribers from national retail chains under arrangements directly with DirecTV is the result of efforts by DirecTV to minimize certain subscriber acquisition costs that they have paid to national retail chains for their enrollment of subscribers who reside in our exclusive territories.

         We are most interested in adding high quality, creditworthy subscribers. Our subscriber acquisition efforts in 2002 and beyond now include:
1) the diversification of our sales and distribution channels; 2) the alignment of channel economics more closely to expected quality and longevity of subscribers; and 3) the refinement and expansion of our offers and promotions to consumers. This focus has lead to a more recent favorable churn rate. However, improvements in churn could be offset or churn could increase due to: 1) our service becoming less affordable as a result of our royalty cost pass through to subscribers; 2) competition from a competing direct broadcast satellite provider with respect to equipment, service pricing, and service content, including the provision of local channels by a competing direct broadcast satellite provider in market where DirecTV doe not offer local channels; and 3) the effect of general economic conditions on our subscribers. We believe that net reductions in our number of subscribers for all of 2002, if any, will not have a significant effect on our operating margins for 2002.

Other Statement of Operations and Comprehensive Loss Items

         For the three and six months ended June 30, 2002 and 2001, our other businesses primarily consisted of our broadcast operations. Our broadband operations had been included with our other businesses until the second quarter 2002 when we first reported the broadband operations as discontinued for all periods presented in our statements of operations and comprehensive loss. The discontinued broadband operations are discussed below. The broadcast operations had revenues for the three and six months ended June 30, 2002 and 2001 of $8.8 million and $16.7 million and $9.2 million and $16.8 million, respectively, and net losses from operations for the three and six months ended June 30, 2002 and 2001 of $672 thousand and $2.1 million, respectively, and $568 thousand and $1.5 million, respectively. We have provided these amounts for our broadcast operations to give a perspective of the amounts contained within our other businesses. The operations of broadcast and the other businesses are not significant to an understanding of our consolidated results of operations.

         Interest expense increased $1.2 million to $36.1 million and $2.8 million to $72.0 million for the three and six months, respectively. The increase was principally due to the issuance of PSC's 11-1/4% notes in December 2001, incremental amortization on our 13-1/2% senior discount notes, and additionally for the six months ended, increased interest incurred with respect to our swap instruments, offset in part by repayment of all principal amounts outstanding under Golden Sky Systems' credit facility in May 2001 with the concurrent termination of the facility and lower average amounts outstanding at lower average variable rates of interest under PM&C's term and revolving credit facilities in 2002 versus 2001.

         Interest income decreased $1.2 million to $116 thousand and $3.7 million to $305 thousand for the three and six months, respectively, due to reduced cash amounts available for earning interest income and much lower interest rates available during 2002 compared to 2001.

         Based on the significance and duration of the loss in fair value, at June 30, 2002, we determined that our sole investment in marketable securities held had incurred an other than temporary decline in fair market value. Accordingly, we wrote down the cost basis in the marketable securities to their fair market value at June 30, 2002 and charged earnings in the amount of $3.1 million for the impairment loss realized.

         We had other nonoperating income, net of $1.2 million for the six months ended June 30, 2002, compared to other nonoperating expense, net of $3.4 million for the six months ended June 30, 2001. This difference was primarily due to the increase in the fair value of our interest rate instruments. For the six months 2002 we recorded income of $1.3 million for the increase in the fair value of the instruments, whereas for the six months 2001 we recorded a charge of $2.8 million for the decrease in the fair value of the instruments.

         The income tax benefit on the loss from continuing operations decreased $18.5 million to $13.9 million and $40.5 million to $28.6 million, respectively, primarily due to a reduced amount of pretax losses in the current year periods compared to the respective corresponding prior year periods.

         Because our Pegasus Express two way satellite internet access business no longer fits into our near term strategic plans, we entered into an agreement with an unaffiliated party in June 2002 to sell our Pegasus Express subscribers and the Pegasus Express equipment inventory for cash. Upon the sale of the subscribers and equipment, we will no longer be operating our Pegasus Express business. As Pegasus Express is the only business within our broadband operation, we are reporting the broadband operation as discontinued effective June 30, 2002 for all periods presented in the statements of operations and comprehensive loss. Transfer of the subscribers is expected to occur in mid August 2002, and transfer of the equipment is expected to be completed by the end of August 2002. We anticipate that the cash proceeds from the sale of the subscribers will be about $1.6 million, subject to adjustment for the number of our subscribers that ultimately are authorized into the buyer's internet access service. We anticipate that the cash proceeds from the sale of the equipment will be about $2.6 million, subject to the actual number of units transferred, and will be payable in four equal monthly payments ending November 2002. Revenues and pretax loss from operations of the broadband operation follows (in thousands):

                         Three Months Ended              Six Months Ended
                              June 30,                       June 30,
                          2002           2001           2002            2001
                      ------------    ----------    ------------     ----------
Revenues               $  1,177       $    -         $  2,327         $   167
Pretax loss              (2,213)       (5,371)         (3,748)         (8,589)

         Included in discontinued operations for the three and six months ended June 30, 2002 is an impairment loss recognized on the equipment inventory of $837 thousand. This impairment writes down the carrying amount of the equipment to its fair market value based on the per unit sale price of the equipment specified in the sale agreement. Also included in discontinued operations for these periods is an aggregate impairment loss of $847 thousand for valuation reserves placed against other assets that we believe have diminished utility to the broadband operation as a result of the pending subscriber and equipment sale and discontinuance of the operations.

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

         Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are studying the provisions of this statement and have not yet determined the impacts, if any, that this statement may have on us.

Liquidity and Capital Resources

         We are highly leveraged. At June 30, 2002, we had a combined carrying amount of debt and redeemable preferred stock outstanding of $1.6 billion, including a note payable to PCC of $113.7 million. Because we are highly leveraged, we are more vulnerable to adverse economic and industry conditions. We dedicate a substantial portion of cash to pay amounts associated with debt. In the first six months of 2002, we paid interest of $49.0 million. We were scheduled to begin paying cash dividends on PSC's 12-3/4% series preferred stock in July 2002. However, we did not declare the scheduled semiannual dividend payable July 1, 2002. See the discussion below concerning the nondeclaration of dividends on this series.

         After June 30, 2002, we used cash to purchase in separate negotiated transactions with unaffiliated holders $10.7 million in maturity value of PSC's 13-1/2% senior subordinated discount notes due March 2007 for $2.8 million and $17.1 million in maturity value of PM&C's 12-1/2% notes due July 2005 for $17.1 million.

         From time to time, we may engage in further transactions in which we acquire through purchases and/or exchanges our securities and/or the securities of PCC. Such transactions may be made in the open market or in privately negotiated transactions and may involve cash or the issuance of securities. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

         Using cash for the above noted payments reduces the availability of funds for working capital, capital expenditures, and other activities, and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, although we will reduce the amount of cash paid to unaffiliated parties in connection with our debt we repurchased. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund planned capital expenditures and other activities depends on our ability to generate cash in the future. Our ability to generate cash depends upon the success of our business strategy, prevailing economic conditions, regulatory risks, our ability to integrate acquired assets successfully into our operations, competitive activities by other parties, equipment strategies, technological developments, level of programming costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to service outstanding debt and redeemable preferred stock or to fund other liquidity needs. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         At the discretion of our board of directors as permitted by the certificate of designation of the 12-3/4% series, we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series amounting to $11.7 million in cash. Unpaid dividends on the 12-3/4% series accumulate in arrears, with interest accruing on dividends in arrears at a rate of 14.75%. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, PSC may not, with certain exceptions, 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions, or
2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior to the 12-3/4% series. Foregoing paying dividends on the 12-3/4% series increases the availability of funds for working capital, capital expenditures, and other activities. Despite the restrictions placed on PSC regarding cash dividend payments, permissible means are available to transfer funds to PCC while dividends on PSC's preferred stock are in arrears.

         We had cash and cash equivalents on hand at June 30, 2002 of $85.3 million compared to $144.4 million at December 31, 2001. The change in cash is discussed below in terms of the amounts shown in our cash flow statement. At June 30, 2002, the commitment for PM&C's revolving credit facility was permanently reduced by approximately $8.4 million to $185.6 million as scheduled under the terms of the credit agreement. The commitment for the revolving credit facility will continue to be permanently reduced by approximately $8.4 million in each of September and December 2002 as scheduled. Availability under PM&C's revolving credit facility at June 30, 2002 was $124.5 million.

         In June 2002, PM&C borrowed $63.2 million in incremental term loans under its credit agreement out of $200.0 million capacity specified for such purpose thereunder. Our option to request additional funding from the unused portion of the incremental term loan capacity of $136.8 million expired June 30, 2002. Principal amounts outstanding under the incremental term loan facility are payable quarterly in increasing increments over the remaining term of the facility beginning September 30, 2002. All unpaid principal and interest outstanding under the incremental term loans are due July 31, 2005. Quarterly principal payments scheduled for the remainder of 2002 are $158 thousand in each of September and December, with total payments of $632 thousand, $16.3 million, and $45.9 million in 2003, 2004, and 2005, respectively. Amounts repaid under the incremental term loan facility may not be reborrowed. Margins on incremental term loans are 2.5% for base rates and 3.5% for LIBOR rates. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months.

         In June 2002, PSC borrowed $113.7 million cash from PCC in the form of a promissory note to PCC. The cash lent by PCC was connected to the $122.4 million cash previously distributed by PSC to PCC in June 2002 (see below). All amounts outstanding under the promissory note are due June 30, 2005. The interest rate on the note will be based on the interest rate with margins incurred by PM&C on its term loan facility, plus an additional 1%. Interest is payable quarterly. Principal of the note may be repaid in whole or in part at any time without penalty.

         Net cash was provided by operating activities for the six months ended June 30, 2002 of $34.1 million, compared to net cash used by operating activities of $92.6 million for the six months ended June 30, 2001. The principal reasons for the change were: 1) much less subscriber acquisition costs paid in the current year period compared to the prior year period primarily as a result of reduced gross subscriber additions in the current year period than in the prior year period; 2) taxes paid in 2001 for the sale of our cable operations in 2000; 3) reduced cash interest paid in the six months ended 2002 primarily due to the timing of when payments were due in 2002 versus 2001 and reduced amounts of borrowings outstanding under our revolving credit and term loan facilities and at lower variable rates of interest in 2002 versus 2001; and
4) increased operating margins in the current year period compared to the prior year period that provided greater net cash inflows.

         For the six months ended June 30, 2002 and 2001, net cash used for investing activities was $16.0 million and $26.3 million, respectively. The primary investing activity for 2002 was for costs incurred with DBS equipment capitalized of $13.5 million. In 2001, the primary investing activities were for DBS equipment capitalized of $8.1 million, other capital expenditures of $11.3 million, of which $3.7 million was associated with a new call center, and acquisition of intangible assets of $6.1 million, of which $3.7 million was for additional guardband licenses that were subsequently transferred to PCC.

         For the six months ended June 30, 2002 and 2001, net cash used for financing activities was $77.2 million and $31.8 million, respectively. The primary financing activities for 2002 were: 1) $63.2 million borrowed under the incremental term loan facility; 2) $80.0 million repayments of amounts outstanding under our revolving credit facility; 3) $113.7 million borrowed from PCC; 4) $7.2 million repayments of other long term debt; and 4) net distributions to PCC of $167.8 million. The primary financing activities for 2001 were: 1) repayments of long term debt of $8.2 million; 2) $14.0 million in restricted cash that was used as collateral for a letter of credit; and 3) net advances to affiliates of $6.8 million. In late June 2002, PSC distributed $122.4 million in cash to PCC in anticipation of the dividends on PSC's preferred stock going into arrears on July 1, 2002, of which $113.7 million was loaned back to PSC.

         Premarketing cash flow of our DBS business was $123.2 million and $116.9 million for the six months ended June 30, 2002 and 2001, respectively. EBITDA for our DBS business was $103.3 million and $18.2 million for the six months ended June 30, 2002 and 2001, respectively. DBS premarketing cash flow is calculated by subtracting DBS' direct operating expenses and general and administrative expenses from their revenues. DBS EBITDA is DBS premarketing cash flow less DBS' promotions and incentives and advertising and selling expenses. We present DBS premarketing cash flow and DBS EBITDA because the DBS business is our only significant segment and this business forms the principal portion of our results of operations and cash flows.

         DBS premarketing cash flow and DBS EBITDA are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. DBS premarketing cash flow and DBS EBITDA also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in our industry or the economy generally. We believe that DBS premarketing cash flow and DBS EBITDA are important because people who follow our industry frequently use them as measures of financial performance and ability to pay debt service, and they are measures that we, our lenders, and investors use to monitor our financial performance and debt leverage. Although EBITDA is a common measure used by other companies, our calculation of EBITDA may not be comparable with that of others.

         Adjusted operating cash flow for the 12 months ended June 30, 2002 was $231.8 million. Adjusted operating cash flow is operating cash flow of the DBS business for the current quarter times four, plus operating cash flow from other operating divisions for the last four quarters. Operating cash flow, for the purpose of only calculating adjusted operating cash flow, is income or loss from operations, adding back depreciation, amortization, and other noncash items therein, and subscriber acquisition costs. We present this measure for purpose of compliance with our debt indenture, and such measure is not required to be presented on a comparative basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal market risk exposure continues to be interest rate risk. Our primary exposure is variable rates of interest associated with borrowings under our credit facilities. The amount of interest we incur also depends upon the amount of borrowings outstanding. The way we manage these risks did not change during the six months ended June 30, 2002, and we have not experienced any material changes in interest rates or effects of our interest rate instruments during this period.

         We have interest rate swaps that effectively fix the interest rate on $72.1 million of notional amount at a weighted average rate of 7.19%. For the six months ended June 30, 2002, we incurred additional cash interest expense of $1.7 million on the swaps due to the low variable market rates of interest during the period that were unfavorable relative to our swap position. The effect of the swaps added 122 basis points into our aggregate weighted average variable interest rate for the six months ended June 30, 2002 of 6.67%.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         For information relating to litigation with DirecTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 12 to the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2001 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         At the discretion of our board of directors as permitted by the certificate of designation for the 12-3/4% cumulative exchangeable preferred stock of Pegasus Satellite Communications, Inc., we did not declare the scheduled semiannual dividend payable July 1, 2002 for this series. The amount of the dividend in arrears was $11.7 million. Dividends in arrears on this series accrue interest at a rate of 14.75%.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

        10.1      Executive Employment Agreement effective June 1, 2002 for Ted
                  S. Lodge (which is incorporated herein by reference to Exhibit
                  10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for Pegasus Communications Corporation)
        10.2 Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for Pegasus Communications Corporation)
        10.3 Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for Pegasus Communications Corporation)
        10.4 Description of Long Term Incentive Compensation Program applicable to Executive Officers (which is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for Pegasus Communications Corporation)
        10.5 Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix B to the definitive proxy statement of Pegasus Communications Corporation as filed with the Securities and Exchange Commission on May 9, 2002)
        10.6 Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix C to the definitive proxy statement of Pegasus Communications Corporation as filed with the Securities and Exchange Commission on May 9, 2002)

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Satellite Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Pegasus Satellite Communications, Inc.



            August 14, 2002            By: /s/   Joseph W. Pooler, Jr.
------------------------------------   -----------------------------------
                 Date                  Joseph W. Pooler, Jr.

                                       Vice President - Finance and Controller
                                       (Principal Financial and Accounting
                                           Officer)