Form 10-K
period 2002-12-31
PEGASUS SATELLITE COMMUNICATIONS INC
filed 2003-03-31
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                   For the fiscal year ended December 31, 2002
                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the transition period from_______ to _______

                         Commission File Number 0-21389

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                     51-0374669
                    --------                                     ----------
         (State or other jurisdiction of                      (IRS  Employer
         incorporation or organization)                     Identification No.)

 c/o Pegasus Communications Management Company
225 City Line Avenue, Suite 200, Bala Cynwyd, PA                   19004
------------------------------------------------                   -----
    (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (888) 438-7488
                                 --------------
        Securities registered pursuant to section 12(b) of the Act: None
        Securities registered pursuant to section 12(g) of the Act: None
                               -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         Yes__  No /X/

         As of the last business day of the registrant's most recently completed second fiscal quarter on June 28, 2002, all of the registrant's outstanding voting stock was held by the parent of the registrant, and therefore, the aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $0.00.

         Number of shares of each class of the registrant's common stock outstanding as of March 10, 2003:

                   Class B Common Stock, $0.01 par value: 200

                                TABLE OF CONTENTS

                                                                                                PAGE

                                     PART I

ITEM 1.       BUSINESS..........................................................................   1
ITEM 2.       PROPERTIES........................................................................  17
ITEM 3.       LEGAL PROCEEDINGS.................................................................  17
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................  20

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............  21
ITEM 6.       SELECTED FINANCIAL DATA...........................................................  22
ITEM 7.       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS......................  23
ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................  39
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................  44
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE..............................................................  44

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................  45
ITEM 11.      EXECUTIVE COMPENSATION............................................................  47
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
              RELATED STOCKHOLDER MATTERS ......................................................  53
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................  56
ITEM 14.      CONTROLS AND PROCEDURES...........................................................  58

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................  58


                                     PART I

         This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Satellite Communications, Inc. that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described in ITEM 1. BUSINESS--Risk Factors and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DIRECTV, Inc.; the possible sale of DIRECTV, Inc.; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, including our ability to offer local programming in our direct broadcast satellite markets; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         All references to "we" or "us" refer to Pegasus Satellite Communications, Inc., together with its direct and indirect subsidiaries. "PSC" refers to Pegasus Satellite Communications, Inc. individually as a separate entity. "PCC" refers to Pegasus Communications Corporation, the parent company of PSC. "PM&C" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of PSC.


ITEM 1. BUSINESS

The Company

         PSC is a holding company and conducts substantially all of its operations through its subsidiaries. PM&C has separate subsidiaries that conduct our direct broadcast satellite ("DBS") business and substantially all of our broadcast television business.

General

         We are:

            o a satellite TV company primarily focused on providing services to rural and underserved areas of the United States;

            o the tenth largest multichannel video provider in the United States and the third largest DBS provider;

            o the largest independent distributor of DIRECTV(R) programming with in excess of 1.3 million subscribers at December 31, 2002 and the exclusive right to distribute DIRECTV services exclusively to approximately 8.2 million rural households in 41 states and a retail network of over 3,000 independent retailers; and

            o the owner or programmer of 11 TV stations affiliated with either CBS Television ("CBS"), Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN"), or The WB Television Network ("WB").

Corporate Mission

         Our mission is to provide broadcast video and other digital services to consumers in rural and underserved areas of the United States. We are the only publicly traded media company focused exclusively on serving America's rural and underserved areas. In the future, we hope to expand the scope of services that we offer and believe that the sales, customer service, and business infrastructure that we have developed and continue to refine will assist us in accomplishing our mission.

DBS in Rural Areas

         Rural areas include approximately 85% of the total landmass of the continental United States and have an average home density of approximately 11 homes per square mile. There are approximately 90 million people, 34 million households, and three million businesses located in rural areas of the United States. Because the cost of reaching a household by a cable or other wireline distribution system is generally inversely proportional to home density and the cost of providing satellite service is not, DBS services have strong cost advantages over cable and other wireline distribution systems in rural areas. Rural areas, therefore, represent a large and attractive market for DBS services.

         It is difficult, however, for satellite and other service providers to establish sales and distribution channels in rural areas. In contrast to metropolitan areas, where there are many strong national retail chains, few national retailers have a presence in rural areas. Most retailers in rural areas are independently owned and operate a limited number of store locations. For these reasons, service providers seeking to establish broad and effective rural distribution have limited alternatives:

            o they may seek to distribute their services through national retailers, such as Radio Shack or Wal-Mart, that have a strong retail presence in rural areas;

            o they may seek to establish direct sales channels in rural areas;

            o they may seek to distribute through networks of independent retailers serving rural areas, such as have been established by EchoStar Communications Corporation and by Pegasus.

DBS Business Strategy

         In fiscal 2001 we shifted our business strategy from an emphasis on subscriber growth to a focus on: 1) increasing the quality of new subscribers and the composition of our existing subscriber base, 2) enhancing the returns on investment in our subscribers, 3) generating free cash flow, and 4) preserving liquidity. To attain these goals, we have significantly changed our subscriber acquisition, development, and retention plans and have implemented broad based cost reduction measures.

         The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base. More specifically, our strategy includes:

            o Adding and keeping high margin, creditworthy subscribers. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and who subscribe to multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

            o Continued development of the Pegasus retail network. We have established our network of independent retailers in order to distribute DIRECTV in our DIRECTV exclusive territories. Our consolidation of DIRECTV's rural affiliates has enabled us to expand our retail network to over 3,000 independent retailers in 41 states. We believe that our retail network is one of the few sales and distribution channels for digital satellite services with broad and effective reach in rural areas of the U.S. We intend to further expand our retail network in order to increase the penetration of DIRECTV in rural areas while making our retail network more effective and valuable to us by continuing to eliminate dealers associated with high churn subscribers, developing incentives that reward dealers for obtaining longer term, better revenue generating subscribers, and selectively limiting dealer participation in certain sales programs.

            o Continued development of alternate channels of distribution. We are also expanding our marketing of DIRECTV beyond our traditional retail network. We intend to significantly increase the contribution to subscriber acquisition from channels such as direct sales, community marketing, small cable, multichannel multipoint distribution services ("MMDS"), and other multichannel video system subscriber conversions, regional consumer electronic outlets, commercial establishments, and certificate based models (a sales model that does not involve equipment at point of sale). In all cases, we will closely align channel and subscriber economics to the expected quality of subscribers acquired.

            o Generating future growth by bundling additional digital services with our distribution of DIRECTV programming. New digital services, such as digital audio services, broadband multimedia services, and mobile satellite services, are or will be increasingly introduced to consumers and businesses in the next five years. We believe that these services, like DBS, should achieve disproportionate success in rural areas. However, because there are limited sales and distribution channels in rural areas, new digital service providers will confront the same difficulties that DBS service providers have encountered in establishing broad distribution in rural areas, as compared to metropolitan areas. We believe that our retail network, alternative sales channels, and our relationships with our existing DBS subscriber base will enable us to establish relationships with digital service providers that will position us to capitalize on these new opportunities.

         Broad based cost reduction measures we undertook in 2002 to aid in preserving liquidity and improving operating performance included 1) work force reductions, 2) reductions in discretionary expenditures, such as advertising and selling expenses, 3) reduced amounts expended for communication services resulting from a renegotiation of a contract for such services, 4) reduction in bad debt expense that resulted from a better quality subscriber base and improved account collection efforts, and 5) reduction in customer care costs related to dispatch management and improved customer care efficiency metrics.

DBS Television

         There are currently two nationally branded DBS programming services:
DIRECTV, which is a service of DIRECTV, Inc., a subsidiary of Hughes Electronics Corporation, and The DISH Network ("DISH"), which is owned by EchoStar Communications Corporation.

         Both DBS programming services are digital services and require that a subscriber install or have installed a satellite receiving antenna (or dish) and a digital receiver. DIRECTV and DISH require a satellite dish (as small as 18 inches in diameter, depending upon the services received). As of December 31, 2002, the market shares of DIRECTV and DISH among all DBS subscribers nationally were approximately 58% and 42%, respectively, compared to approximately 61% and 39%, respectively, at December 31, 2001.

DIRECTV

         DIRECTV offers in excess of 800 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via five high power Ku band satellites and has two spare satellites in orbit. We believe that DIRECTV's extensive line up of pay per view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.

DIRECTV Rural Affiliates

         Prior to the launch of DIRECTV's programming service, Hughes Communications Galaxy, Inc, succeeded by DIRECTV, Inc., entered into an agreement with the National Rural Telecommunications Cooperative ("NRTC") authorizing the NRTC to offer its members and affiliates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 NRTC members and affiliates initially acquired such exclusive rights, thereby becoming DIRECTV rural affiliates.

         When DIRECTV was launched in 1994, we were the largest of the original DIRECTV rural affiliates, with a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. In October 1996, we first acquired exclusive distribution rights from another DIRECTV rural affiliate, thereby beginning a process of consolidation that has significantly changed the composition of DIRECTV's rural affiliates. Since October 1996, we have collectively completed an aggregate of 166 acquisitions directly ourselves or indirectly through our acquisitions of Digital Television Services, Inc. in April 1998 and Golden Sky Holdings, Inc. in May 2000. Our last acquisition occurred in the first quarter of 2000.

DIRECTV Programming

         DIRECTV programming includes 1) cable networks, broadcast networks (including, where available, local broadcast network services, which is also known as "local into local", channels), and audio services available for purchase in tiers for a monthly subscription, 2) premium services available a la carte for a monthly subscription, 3) sports programming (including regional sports networks and seasonal collegiate and premium professional sports packages) available for a yearly, seasonal, or monthly subscription, and 4) movies and events available for purchase on a pay per view basis.

         Our core programming packages consist of Select Choice, Total Choice, Total Choice Plus, and Total Choice Premier. The following is a summary of these programming packages:

            o Select Choice. Delivers over 45 popular channels of news, sports, and entertainment programming and optional access to pay per view channels that retails for $24.99 per month.

            o Total Choice. Delivers over 110 basic entertainment channels, including 31 digital music channels and optional access to pay per view channels, that retails for $34.99 per month.

            o Total Choice Plus. Delivers over 125 basic entertainment channels, including everything in Total Choice and over 15 additional channels and optional access to pay per view channels, that retails for $38.99 per month.

            o Total Choice Premier. Delivers more than 180 channels, including everything in Total Choice Plus, 31 premium movie channels, and over 20 regional and specialty sports networks and optional access to pay per view channels, that retails for $84.99 per month.

         Core programming package pricing includes the benefits of the Pegasus Digital One Plan (see - DBS Sales and Distribution - The Pegasus Digital One Plan below) such as repair service without additional cost, if the subscriber is covered by that plan, but does not include a royalty fee of up to $1.50 to reimburse us for certain costs.

         We offer other programming in addition to our core programming packages. In designated market areas ("DMA's") where available, subscribers may obtain local broadcast network services packages for $6.00 per month. There are 206 DMA's in the continental United States. We have subscribers that reside in 132 DMA's. Local broadcast network services offered by DIRECTV, Inc. are currently available in 33 of the DMA's where our subscribers reside. Our local broadcast network services packages include stations from the major networks ABC, CBS, NBC, and Fox, as well as PBS, WB, and UPN stations and independent stations, where available. DIRECTV, Inc. announced that in 2003 it will bring local broadcast network services to more DMA's. By the end of 2003, local broadcast network services will be available to our subscribers in 65 DMA's.

         We provide premium sports programming such as NFL SUNDAY TICKET(TM), which allows subscribers to view as many as 14 NFL games played each Sunday during the regular season, subject to blackout restrictions. DIRECTV is the exclusive DBS provider of NFL SUNDAY TICKET. In addition, we provide subscriptions for other premium professional and collegiate sports programming, such as NBA LEAGUE PASS, MEGA MARCH MADNESS(R), MLB EXTRA INNINGS(SM), NHL(R) CENTER ICE(R), MLS SHOOTOUT, ESPN GamePlan, and ESPN FULL COURT(R).

         All of our programming packages offer access to our pay per view channels. We offer a selection of movies, including new hit movies, sports, and other live events on a pay per view basis that subscribers can order from their remote control, online or by telephone. Our pay per view movies range from $2.99 to $5.99 per movie, but most are priced at $3.99. Movies recently released for pay per view are available for viewing on multiple channels at staggered starting times so that a viewer generally would not have to wait more than 30 minutes to view a particular movie.

         Subscribers may also subscribe to various premium services. We distribute up to 31 different premium channels including seven HBO channels, four STARZ!(R), five SHOWTIME(R), eight ENCORE(SM), two feeds of The Movie Channel(R), three Cinemax(R) channels, FLIX(R), and Sundance Channel(R). We also offer Sports Pack, consisting of regional and specialty sports networks including The Golf Channel(R), NBA TV, Outdoor Channel(R), Fox Sports World, Fox Sports Net(R) channels, Comcast Sports Net, Empire Sports Network, Madison Square Garden(R), New England Sports Network, Sunshine Network, and the YES Network(R). Premium services are available to subscribers at prices based upon the number of services selected, ranging from $12 for one service to $48 for five services.

DBS Sales and Distribution

         We obtain new subscribers through several channels of distribution. Marketing efforts related to subscriber acquisition focus on subscribers who are less likely to churn and who are more likely to be interested in more expansive and higher revenue generating programming packages and services, including local and network programming, and the use of multiple receivers. In all channels there is a significant emphasis on credit scoring of potential subscribers, adding subscribers in markets where DIRECTV offers local channels, and adding subscribers that want multiple receivers. These attributes provide significant competitive advantages and are closely correlated to favorable churn performance, cash flow generation, and ultimately returns on investment in subscribers.

         Many of the markets that we serve are not passed by cable or are passed by older cable systems with limited numbers of channels. We actively market our DIRECTV programming to potential subscribers in these market segments as their primary source of television programming. We believe that these market segments will continue to be a source for new subscribers for us in the future.

         We offer a variety of incentives to our subscribers, dealers, and distributors. Incentives to subscribers consist of free or discounted prices for DIRECTV programming, equipment needed to access the programming, and installation of equipment that accesses the programming. Incentives in the form of equipment subsidies, installation subsidies, commissions, and/or flex payments are paid directly to dealers and distributors. Our incentives are changed from time to time in accordance with certain business rules to reward particular dealer behavior or to achieve a particular mix of sales offers.

         Independent Retail Network. Our independent retail network consists of dealer relationships. These dealer relationships include over 3,000 independent satellite, consumer electronics, and other retailers serving rural areas. We began the development of our retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, our retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We have developed and are continuing to develop programs to make our retail network more effective and valuable to us by eliminating dealers associated with high churn subscribers, establishing eligibility requirements for all of our consumer offers, and providing dealer incentive compensation programs that reward dealers for the acquisition of better subscribers.

         Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. We create and launch the promotions for our DIRECTV programming, equipment, and installations. Once subscribers have been enrolled through this network, they contact us directly to activate their programming.

         In order to facilitate the acquisition of subscribers by our retail network, we have entered into certain distribution arrangements with national distributors (see Two Step Distributor Relationships below) whereby our dealers can obtain DIRECTV equipment systems with certain equipment subsidies provided by us.

          Direct and Other Sales Channel. We have developed direct sales capabilities to facilitate the acquisition of new subscribers via outbound telemarketing, advertising and marketing driven inbound efforts, and other direct strategies, and to reduce subscriber acquisition costs ("SAC"). We directly enroll subscribers through our direct sales channel and arrange for equipment delivery and installation through certain distribution arrangements with third party service providers and national distributors.

         We intend to significantly increase the contribution to subscriber acquisition from channels such as direct sales, community marketing, small cable, MMDS, and other multichannel video system subscriber conversions, regional consumer electronic outlets, commercial establishments, and certificate based models. In these channels, we can utilize our direct sales capabilities to facilitate equipment delivery and installation through certain fulfillment arrangements with third party service providers and national distributors (see Two Step Distributor Relationships below). Once subscribers have been enrolled through these channels, they contact us directly to activate their programming.

         National Retail Chains. We also obtain subscribers to our DIRECTV programming through national retail chains selling DIRECTV under arrangements directly with DIRECTV, Inc.

         Two Step Distributor Relationships. In order to facilitate the acquisition of subscribers via our retail network, our direct sales capabilities, and alternate channels of distribution, we have entered into certain distribution and fulfillment arrangements with national distributors. Distributors purchase directly from manufacturers and maintain in their inventory the equipment needed by subscribers to access our DIRECTV programming. Distributors sell this equipment to dealers who, in turn, provide the equipment to subscribers. Distributors directly charge the dealers for the equipment they sell to them. Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. Distributors also drop ship to subscribers or arrange for equipment fulfillment to subscribers obtained through our direct sales channel or through one of our other alternate channels of distribution. For these channels of distribution, we directly enroll subscribers and arrange for equipment delivery and installation through distributors.

         Currently, we obtain substantially all of our subscribers through one of two consumer offers: Pegasus Digital One Plan or a Standard Sale Plan.

         The Pegasus Digital One Plan. Under this plan, subscribers are provided with equipment, consisting of one or more receivers, obtain DIRECTV programming for a monthly programming fee, enter into an initial 12 month commitment secured by a credit card, and enjoy the benefits of repair service without additional cost (subject to certain conditions). All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. Under this plan, we have title to the receivers and remote controls provided to subscribers. Subscribers who terminate service but do not return equipment and access cards are assessed equipment and access card nonreturn fees. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

         Standard Sale Plan. Under this plan, subscribers purchase equipment, consisting of one or more receivers, and obtain DIRECTV programming for a monthly programming fee. All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. We require most standard sale subscribers to make an initial 12 month programming commitment. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

DBS Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes Communications Galaxy, Inc. entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of DBS reception equipment and with United States Satellite Broadcasting Company, Inc. for the sale of five transponders on the first satellite. In an agreement entered into in 1992, as amended in 1994, Hughes offered members and affiliates of the NRTC the opportunity to become the exclusive providers of certain DBS services using the DIRECTV satellites at the 101(degree) W orbital location, generally including DIRECTV programming, to specified residences and commercial subscribers in rural areas of the U.S. NRTC members and affiliates that participated in its DBS program acquired the rights to provide the DBS services described above in their service areas. The service areas purchased by participating NRTC members and affiliates were initially acquired for aggregate commitment payments exceeding $100 million.

         We are an affiliate of the NRTC, participating through agreements in its DBS program. The agreement between Hughes (and DIRECTV, Inc. as its successor) and the NRTC, and related agreements between the NRTC and its participating members and affiliates, provide those members and affiliates with substantial rights and benefits from distribution in their service areas of the DBS services, including the right to set pricing, to retain all subscription remittances and to appoint sales agents. In exchange for such rights and benefits, the participating members and affiliates made substantial commitment payments to DIRECTV, Inc. In addition, the participating members and affiliates are required to reimburse DIRECTV, Inc. for their allocable shares of certain common expenses, such as programming, satellite specific costs and expenses associated with the billing and authorization systems, and to remit to DIRECTV, Inc. a 5% fee on subscription revenues.

         DIRECTV, Inc. has disputed the extent of the rights held by the participating NRTC members and affiliates. See ITEM 3. Legal Proceedings-- DIRECTV Litigation.

         The agreements between the NRTC and participating NRTC members and affiliates terminate when the DIRECTV satellites are removed from their orbital location at the end of their lives. Our agreements with the NRTC may also be terminated as follows:

            o If the agreement between DIRECTV, Inc. and the NRTC is terminated because of a breach by DIRECTV, Inc., the NRTC may terminate its agreements with us, but the NRTC will be responsible for paying to us our pro rata portion of any refunds that the NRTC receives from DIRECTV, Inc.

            o If we fail to make any payment due to the NRTC or otherwise breach a material obligation of our agreements with the NRTC, the NRTC may terminate our agreement with the NRTC in addition to exercising other rights and remedies against us.

            o If the NRTC's agreement with DIRECTV, Inc. is terminated because of a breach by the NRTC, DIRECTV, Inc. is obligated to continue to provide DIRECTV programming to us by assuming the NRTC's rights and obligations under the NRTC's agreement with DIRECTV, Inc. or under a new agreement containing substantially the same terms and conditions as the NRTC's agreement with DIRECTV, Inc.

         We are not permitted under our agreements with the NRTC to assign or transfer, directly or indirectly, our rights under these agreements without the prior written consent of the NRTC and DIRECTV, Inc., which consents cannot be unreasonably withheld.

         The NRTC has adopted a policy requiring any party acquiring DIRECTV distribution rights from a NRTC member or affiliate to post a letter of credit to secure payment of NRTC's billings when acquisitions occur and when monthly payments to the NRTC exceeds a specified amount. Pursuant to this policy, our subsidiaries and we have posted at December 31, 2002 $59.0 million of letters of credit.

         On August 9, 2000, Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. entered into an agreement with DIRECTV, Inc. to provide seamless customer service to all of our existing and prospective subscribers pursuant to a seamless consumer program agreement. The seamless consumer program agreement allows us to provide subscribers more expansive service selection during activation and a simplified and consolidated billing process. In particular, we have the right to provide our subscribers with video services currently distributed by DIRECTV, Inc. from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax, and The Movie Channel, as well as sports programming and local TV stations. Under the agreement, we retain 10% to 20% of the revenues associated with these additional programming services. The agreement is terminable by DIRECTV, Inc. on 90 days notice. The premium services portion of the agreement is the subject of litigation with DIRECTV, Inc. For more information concerning this ongoing litigation, see ITEM
3. Legal Proceedings--DIRECTV Litigation--Pegasus Satellite Television and Golden Sky Systems.

Broadcast Television

         We own or operate 11 TV stations affiliated with CBS, Fox, UPN, or WB. The markets served by and network affiliations of the stations are: Jackson, Mississippi - WB, UPN; Chattanooga, Tennessee - Fox; Gainesville, Florida - CBS; Tallahassee, Florida - Fox, UPN; Wilkes-Barre/Scranton, Pennsylvania - Fox, WB; and Portland, Maine - WB, UPN.

         We have entered into local marketing or similar agreements ("LMA's") in certain markets where we already own a station. These agreements allow us to program the broadcast hours of a station we do not own and sell advertising for that time, and provide additional opportunities for increasing revenue share with limited additional operating expenses. However, the Federal Communications Commission ("FCC") has adopted changes to its ownership rules that in most instances would prohibit us from expanding in our existing markets through LMA's and may require us to modify or terminate our existing agreements. The changes in the rules directly relating to LMA's were affirmed by a federal court last year. That same court also remanded to the FCC, for further justification, the FCC rule limiting the number of broadcast television stations in which one party may have an attributable interest (which may include an interest resulting from an LMA) in the same market. The FCC is now reviewing that rule pursuant to the biennial review of its ownership restrictions mandated by the Telecommunications Act. We have two markets in which we own a station and separately program a station pursuant to an LMA: in Portland, Maine, we own a station affiliated with WB and program a UPN affiliate pursuant to an LMA; in Wilkes-Barre/Scranton, we own a station affiliated with Fox and program a WB affiliate pursuant to an LMA.

Competition

         Our DBS business competes with a number of different sources that provide news, information, and entertainment programming to consumers, including:

            o     EchoStar;

            o     cable television systems;

            o     internet companies;

            o local television broadcast stations that provide off air programming that can be received using a roof top antenna and television set;

            o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes, and residential developments;

            o wireless program distribution services, commonly called wireless cable systems, which use low power microwave frequencies to transmit video programming over the air to subscribers;

            o other operators who build and operate communications systems in the same communities that we serve;

            o     movie theaters; and

            o     home video products.

Each of these may be able to offer more competitive packages or pricing than DIRECTV, Inc. or we can provide. In addition, the DBS industry is still evolving and recent or future competitive developments could adversely affect our DBS business.

         Our TV stations compete for audience share, programming and advertising revenue with other television stations in their respective markets, and with cable operators and other advertising media. Cable operators in particular are competing more aggressively than in the past for advertising revenues in our TV stations' markets. This competition could adversely affect our stations' revenues and performance in the future.

         In addition, the markets in which we operate are in a constant state of change due to technological, economic, and regulatory developments. We are unable to predict what forms of competition will develop in the future, the extent of such competition or the possible effects on our businesses.

Employees

         As of December 31, 2002, we had 1,146 full time and 153 part time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

Legislation and Regulation

         This section sets forth a brief summary of regulatory issues pertaining to our DBS business. It is not intended to describe all present and proposed government regulation and legislation that affects the DBS industry in general or us or our operations in particular.

         In February 1996, Congress passed the Telecommunications Act, which substantially amended the Federal Communications Act of 1934, as amended ("Communications Act"). This legislation has altered and will continue to alter federal, state, and local laws and regulations affecting the communications industry, including us and certain of the services we provide.

         On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which amended the Satellite Home Viewer Act. SHVIA permits DBS operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming.

         Unlike a cable operator or a common carrier (such as a telephone company), DBS operators such as DIRECTV, Inc. are free to set prices and serve subscribers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among subscribers. However, there are laws and regulations that affect DIRECTV, Inc. and, therefore, affect us. As an operator of a privately owned U.S. satellite system, DIRECTV, Inc. is subject to the regulatory jurisdiction of the FCC, primarily with respect to:

            o the licensing of individual satellites (i.e., the requirement that DIRECTV, Inc. meet minimum financial, legal, and technical standards);

            o     avoidance of interference with radio stations; and

            o compliance with rules that the FCC has established specifically for DBS licenses, including rules that the FCC is in the process of adopting to govern the retransmission of television broadcast stations by DBS operators.

         As a distributor of television programming, DIRECTV, Inc. is also affected by numerous other laws and regulations. The Telecommunications Act clarifies that the FCC has exclusive jurisdiction over direct to home satellite services and that criminal penalties may be imposed for piracy of direct to home satellite services. The Telecommunications Act also offers direct to home operators relief from private and local government imposed restrictions on the placement of receiving antennae. In some instances, direct to home operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. The FCC has promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use, or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance, or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further order giving renters the right to install antennas in areas of their rental property in which they have exclusive use, e.g. balconies or patios. The Telecommunications Act also preempted local (but not state) governments from imposing taxes or fees on direct to home services, including DBS.

         In addition to regulating pricing practices and competition within the franchise cable television industry, the Communications Act is intended to establish and support existing and new multichannel video services, such as wireless cable and direct to home. DIRECTV, Inc. and we have benefited from the programming access provisions of the Communications Act and implementing rules in that DIRECTV, Inc. has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained certain programming services at reduced cost. Any amendment to, or interpretation of, the Communications Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as DIRECTV, Inc. in making programming available (or to discriminate in the terms and conditions of such programming) could adversely affect DIRECTV, Inc.'s ability to acquire programming on a cost effective basis, which would have an adverse impact on us. The prohibition on exclusive programming contracts between cable affiliated programmers and cable operators will expire in October 2007 unless the FCC extends such restrictions.

         The FCC has adopted rules imposing public interest requirements for providing video programming on direct to home licensees, including, at a minimum, reasonable and nondiscriminatory access by qualified federal candidates for office at the lowest unit rates and the obligation to set aside four percent of the licensee's channel capacity for noncommercial programming of an educational or informational nature. Within this set aside requirement, direct to home providers must make capacity available to "national educational programming suppliers" at rates not exceeding 50% of the direct to home provider's direct costs of making the capacity available to the programmer.

         SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator's system providing local into local service in their respective markets.

         SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier's compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of such "local" broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement.

         The amendments to the Communications Act contained in SHVIA provided that, as of January 1, 2002, a satellite carrier that relies on the statutory copyright license to retransmit a broadcast station to subscribers in the station's local market is required to retransmit any other broadcast station in that market that has elected to assert its right to mandatory carriage and has so notified the satellite carrier. Broadcast stations in markets where a satellite carrier is retransmitting a local signal were required to make their election by July 1, 2001; carriers receiving such notice have 30 days to respond. The initial election remains in effect until December 31, 2005; thereafter, broadcasters will make new elections every three years. In December 2001, the U.S. Court of Appeals for the 4th Circuit rendered a decision upholding the carry one, carry all provisions of SHVIA. In June 2002, the U.S. Supreme Court denied requests that it review the 4th Circuit decision.

         Other provisions contained in SHVIA address the retransmission by a satellite service provider of a broadcast television station to subscribers who reside outside the local market of the station being retransmitted. A DBS provider may retransmit such "distant" broadcast stations affiliated with the national broadcast television networks to those subscribers meeting certain specified eligibility criteria that the FCC is directed to implement. The primary determinant of a subscriber's eligibility to receive a distant affiliate of a particular network is whether the subscriber is able to receive a "Grade B" strength signal from an affiliate of that network using a conventional rooftop broadcast television antenna. As required by SHVIA, the FCC also has adopted rules subjecting the satellite retransmission of certain distant stations to program "blackout" rules. These rules are similar to rules currently applicable to the retransmission of distant broadcast television stations by cable systems. The FCC has commenced a proceeding to consider the application of these rules to the carriage of digital signals.

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

         We are subject to federal regulatory requirements other than those discussed above, such as equal employment opportunity regulations and the Federal Trade Commission and FCC telemarketing rules. In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of direct to home satellite services, aspects of DBS service remain regulated at the state and local level. A number of state and local governments have attempted to impose consumer protection, customer service, and other types of regulation on DBS providers that may affect the way in which we conduct our operations.

Risk Factors

         We Have a History of Substantial Losses; We Expect Them to Continue; Losses Could Adversely Affect Our Access to Capital Markets

         We have not made a profit, except in 1995, when we had a $10.2 million extraordinary gain. In 2002, 2001 and 2000, we incurred losses from continuing operations of $117.1 million, $272.7 million, and $213.7 million, respectively. We do not expect to have net income for the foreseeable future because of interest expense on our debt and because of amortization associated with intangible assets. Our interest and amortization expenses were $148.0 million and $117.4 million, respectively, for 2002; $136.2 million and $245.4 million, respectively, for 2001; and $122.1 million and $187.1 million, respectively, for 2000.

         We Have a Substantial Amount of Indebtedness; Our Indebtedness Could Adversely Affect Our Business, Operating Results and Financial Condition

         We have a significant amount of indebtedness. Our indebtedness could have important consequences. For example, it could:

         o increase our vulnerability to generally adverse economic and industry conditions;

         o require us to dedicate a substantial portion of our cash to pay indebtedness, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, and other activities;

         o limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate; and

         o  place us at a competitive disadvantage compared to our competitors.

         We and Our Subsidiaries May Still Be Able to Incur Substantially More Debt Which Could Exacerbate the Risks Described Above

         We and our subsidiaries may be able to incur substantial additional indebtedness. If new debt is added to our current debt levels, the risks described above that we now face could intensify. At December 31, 2002, the revolving credit facility of PM&C would permit additional borrowings of up to $108.5 million.

         We May Not Be Able to Generate Enough Cash to Service Our Debt

         Our ability to make payments on and/or to refinance our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, including the other risks described below, which are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow to service our debt. Net cash was provided by operating activities in 2002 of $45.5 million, and net cash was used for operating activities in 2001 and 2000 of $141.9 million and $63.1 million, respectively.

         At December 31, 2002, our total long term debt was $1.3 billion, of which $5.6 million is due within 12 months. As of December 31, 2002, we believe available cash on hand and availability under our credit facility will be adequate to meet our liquidity needs for at least the next 12 months. See ITEM
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

         We cannot assure you that:

         o  our business will generate sufficient cash flow from operations; or

         o future borrowings will be available to us in amounts sufficient to pay our indebtedness, or to fund other liquidity needs.

         We May Lose Subscribers if Satellite and DBS Technology Fails or is Impaired

         If any of the DIRECTV satellites are damaged or stop working partially or completely, DIRECTV, Inc. may not be able to continue to provide its subscribers with programming services. We would in turn likely lose subscribers, which could materially and adversely affect our operations, financial performance, and our ability to pay our debt obligations or pay dividends on our preferred stock.

         DBS technology is highly complex and is still evolving. As with any high technology product or system, it may not function as expected. For example, the satellites at the 101(degree) W orbital location may not last for their expected lives. In July 1998, DIRECTV, Inc. reported that the primary spacecraft control processor failed on one of their satellites, DBS-1. As it was designed to do, the satellite automatically switched to its on board spare processor with no interruption of service to DIRECTV subscribers. A more substantial failure of the DIRECTV system could occur in the future.

         Events at DIRECTV, Inc. Could Adversely Affect Us

         Our primary source of revenue is derived from our distribution of DIRECTV programming. For the years ended December 31, 2002, 2001, and 2000, approximately 96%, 96%, and 94%, respectively, of our total revenue resulted from our distribution of DIRECTV or activities substantially related to this distribution.

         Because we are an intermediary for DIRECTV, Inc., events we do not control at DIRECTV, Inc. could adversely affect us. One of the most important of these is DIRECTV, Inc.'s ability to provide programming that appeals to mass audiences. DIRECTV, Inc. generally does not produce its own programming; it purchases programming from third parties. DIRECTV, Inc.'s success - and accordingly ours - depends in large part on its ability to select popular programming sources and acquire access to this programming on favorable terms. We have no control or influence over this. If DIRECTV, Inc. is unable to retain access to its current programming, we cannot assure you that DIRECTV, Inc. would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to its existing programming. If DIRECTV, Inc. is unable to continue to provide desirable programming, we would be placed at a competitive disadvantage and may lose subscribers and revenues.

         Programming Costs May Increase, Which Could Adversely Affect Our Direct Broadcast Satellite Business

         Program suppliers could increase the rates they charge DIRECTV, Inc. for programming, increasing our costs. Increases in programming costs could cause us to increase the rates we charge subscribers and, as a result, we could lose subscribers.

         FCC regulations require programming suppliers affiliated with cable companies to provide programming to all multichannel distributors - including DIRECTV, Inc. - on nondiscriminatory terms. Some of the rules implementing this law are scheduled to expire on October 5, 2007. If these rules are not extended, DIRECTV, Inc. could lose its access to programming, including prime time programming. If a significant amount of programming becomes unavailable, we may lose subscribers and our revenues and financial performance could be adversely affected.

         Our Ability to Provide DIRECTV Products May Be Limited by the Outcome of Litigation with DIRECTV, Inc.

         Our ability to offer DIRECTV may be affected by the outcome of litigation between DIRECTV, Inc. and the NRTC and between DIRECTV, Inc. and us. Based upon the outcome of this litigation, we may or may not be able to continue offering DIRECTV products after the initial term of our agreement with the NRTC. As a result, the outcome of this litigation could have a material adverse effect on our DBS business. Furthermore, if we can continue to offer DIRECTV products after the initial term of our agreement with the NRTC, we cannot predict what it will cost us to do so. See ITEM 3. Legal Proceedings - DIRECTV Litigation.

         The Effect of Federal Satellite Television Legislation on Our Business Is Unclear

         SHVIA addresses many of the issues between the broadcast television networks and the DBS industry regarding retransmission of network programming to DBS subscribers. Among other things, SHVIA also directs the FCC to adopt regulations implementing various conditions and requirements applicable to the retransmission of broadcast television signals by a satellite carrier. It is possible that the FCC may adopt regulations in the future or take other actions that may adversely affect our ability to provide network programming to our subscribers.

         We Could Lose Revenues Because of Signal Theft

         If signal theft becomes widespread, our revenues would suffer. Signal theft has long been a problem in the cable and DBS industries and, while DIRECTV, Inc. uses encryption technology in an attempt to prevent people from receiving programming without paying for it, the technology is not foolproof and it may be compromised.

         DBS Services Face Competition from Cable Operators

         Cable television operators have a large, established subscriber base, and many cable operators have significant investments in, and access to, programming. One of the competitive advantages of DBS systems is their ability to provide subscribers with more channels and a better quality digital signal than traditional analog cable television systems. Many cable television operators have made significant investments to upgrade their systems from analog to digital, significantly increasing the number and variety of channels and the quality of the transmission they can provide to their subscribers. As a result of these upgrades, cable television operators have become better able to compete with DBS providers. If competition from cable television operators should increase in the future, we could experience a decrease in our number of subscribers or increased difficulty in landing new subscriptions.

         The Outcome of Proceedings to Implement Industry Regulations and to Approve and Maintain FCC Licenses Could Adversely Affect Our Business

         The DBS industry is subject to regulation by the FCC and, to a certain extent, by international, state, and local authorities. The Communications Act established the FCC and gave the agency the broad authority to regulate the use of the radio spectrum. Under the Communications Act, the FCC has general authority to promulgate rules and regulations in order to ensure that the spectrum is used in an efficient manner, consistent with the public interest, convenience, and necessity. In addition, in response to technological, economic, social, and political changes in the past seventy years, Congress has continued to shape the FCC's role in spectrum management by amending the Communications Act through numerous subsequent statutes. In addition, FCC proceedings to implement the Communications Act are ongoing, and we cannot predict the outcomes of these proceedings or their effect on our business. DIRECTV, Inc. depends on FCC licenses to operate its digital broadcast satellite service. If the FCC cancels, revokes, suspends, or fails to renew any of these licenses, it could have a harmful effect on us.

         We Face Significant Competition; the Competitive Landscape Changes Constantly

         Our DBS business faces competition from other multichannel video service providers, including other DBS operators, cable operators, and wireless cable operators, which may be able to offer more competitive programming packages or pricing than we provide. We believe competition may increase as cable operators continue to upgrade their systems to offer digital signals and high speed internet access to subscribers. For more information related to competition from cable operators, see - Risk Factors - DBS Services Face Competition from Cable Operators above. In addition, the DBS industry and the multichannel programming distribution industry are in a constant state of technological, economic, and regulatory change and we are unable to predict what forms of competition will develop in the future, the extent of such competition, or its possible effects on our businesses. Competition may also be affected by consolidation among communications providers.

         United States Participation in a War or Military or Other Actions Could Adversely Affect Our Business

         Involvement in a war or other military action may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in 1) delays or cancellations of customer orders, 2) a general decrease in consumer spending on satellite broadcast and information technology, 3) our inability to effectively market and distribute our products, or 4) our inability to access capital markets, our business and results of operations could be materially and adversely affected. We are unable to predict whether the involvement in a war or other military action will result in any long term commercial disruptions or if such involvement or responses will have any long term material adverse effect on our business, results of operations or financial condition.

ITEM 2. PROPERTIES

         We rent space for our corporate headquarters located in Bala Cynwyd, Pennsylvania from a subsidiary of PCC that owns the building in which our headquarters are located.

         We lease space in Marlborough, Massachusetts, Louisville, Kentucky, and Lenexa, Kansas for call centers or other functions related to our DBS operations. These leases expire on various dates through 2007. In connection with our broadcast television operations, we own or lease various transmitting equipment and towers, television stations, and office space.

ITEM 3. LEGAL PROCEEDINGS

DIRECTV Litigation:

National Rural Telecommunications Cooperative

         Our subsidiaries Pegasus Satellite Television, Inc. ("PST") and Golden Sky Systems, Inc. ("GSS") are affiliates of the NRTC that participate through agreements in the NRTC's direct broadcast satellite program.

         On June 3, 1999, the NRTC filed a lawsuit in United States District Court, Central District of California against DIRECTV, Inc. seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV, Inc. certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV, Inc. filed a counterclaim seeking judicial clarification of certain provisions of DIRECTV, Inc.'s contract with the NRTC. On August 26, 1999, the NRTC filed a separate lawsuit in United States District Court, Central District of California against DIRECTV, Inc. claiming that DIRECTV, Inc. had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV, Inc. and its affiliates have received relating to programming and other services. The NRTC and DIRECTV, Inc. have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DIRECTV, Inc. for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately.

         DIRECTV, Inc. is seeking as part of its counterclaim a declaratory judgment that the term of the NRTC's agreement with DIRECTV, Inc. is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. If DIRECTV, Inc. were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. While the NRTC has a right of first refusal to receive certain services after the term of NRTC's agreement with DIRECTV, Inc., the scope and terms of this right of first refusal are also being disputed as part of DIRECTV, Inc.'s counterclaim. On December 29, 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV Inc.'s motion for partial summary judgment relating to the right of first refusal.

         On July 3, 2002, the court granted a motion for summary judgment filed by DIRECTV, Inc., holding that the NRTC is liable to indemnify DIRECTV, Inc. for the costs of defense and liabilities that DIRECTV, Inc. incurs in a patent case filed by Pegasus Development Corporation ("Pegasus Development"), a subsidiary of PCC, and Personalized Media Communications, L.L.C. ("Personalized Media") in December 2000 in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, and Philips Electronics North America Corporation. In February 2003, the United States District Court, District of Delaware granted Pegasus Development's and Personalized Media's motion for leave to amend the complaint to exclude relief for the delivery nationwide, using specified satellite capacity, of services carried for the NRTC, plus any other services delivered through the NRTC to subscribers in the NRTC's territories. It is anticipated that a motion will be filed with the United States District Court, Central District of California to reconsider its July 3, 2002 decision that the NRTC indemnify DIRECTV, Inc. for DIRECTV, Inc.'s costs of defense and liabilities from the patent litigation. Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DIRECTV, Inc. to provide services to its subscribers.

Pegasus Satellite Television and Golden Sky Systems

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts, and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term, and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint, and withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The amended complaint also added claims regarding DIRECTV Inc.'s failure to allow distribution through the NRTC of various advanced services, including Tivo. The new class action was filed on February 29, 2000. The court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DIRECTV, Inc. filed a counterclaim against PST and GSS, as well as the class members, seeking two claims for relief: 1) a declaratory judgment whether DIRECTV, Inc. is under a contractual obligation to provide PST and GSS with services after the expiration of the term of their agreements with the NRTC and 2) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. On October 29, 2001, the Court denied DIRECTV's motion for partial summary judgment on its term counterclaim.

         On June 22, 2001, DIRECTV, Inc. brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV, Inc. and PST and GSS. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. The seamless marketing agreement provided seamless marketing and sales for DIRECTV retailers and distributors. On July 16, 2001, PST and GSS filed a cross complaint against DIRECTV, Inc. alleging, among other things, that 1) DIRECTV, Inc. breached the seamless marketing agreement and 2) DIRECTV, Inc. engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of the California Business and Professions Code. This suit has since been removed to the United States District Court, Central District of California. On September 16, 2002, PST and GSS filed first amended counterclaims against DIRECTV, Inc. Among other things, the first amended counterclaims added claims for 1) rescission of the seamless marketing agreement on the ground of fraudulent inducement, 2) specific performance of audit rights, and 3) punitive damages on the breach of the implied covenant of good faith claim. In addition, the first amended counterclaims deleted the business and professions code claim and the claims for tortious interference that were alleged in the initial cross complaint. On November 5, 2002 the court granted DIRECTV, Inc.'s motion to dismiss 1) the specific performance claim and 2) the punitive damages allegations on the breach of the implied covenant of good faith claim. The court denied DIRECTV, Inc.'s motion to dismiss the implied covenant of good faith claim in its entirety.

         DIRECTV, Inc. filed four summary judgment motions on September 11, 2002 against the NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including 1) the term of the agreement between the NRTC and DIRECTV, Inc., 2) the right of first refusal as it relates to PST and GSS, 3) the right to distribute the premiums, and 4) damages relating to the premiums, launch fees, and advanced services claims. The court removed a hearing date of December 16, 2002 and no new date has been set for hearing or resolution of pending motions.

         Pursuant to the court's order of December 17, 2002, the parties stipulated on December 20, 2002 to participate in mediation proceedings presided over by a mutually agreeable mediator. The mediation is ongoing.

         Both of the NRTC's lawsuits against DIRECTV, Inc. have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit (but excluding the indemnity lawsuits), are pending before the same judge. The court has set a trial date of June 3, 2003, although it is not clear whether all the lawsuits will be tried together.

Other Legal Matters:

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Common Stock. PSC's common stock is entirely held by PCC and, therefore, there is no established public trading market for the stock. From time to time, as permitted by the certificate of designation for PSC's 12-3/4 % cumulative exchangeable preferred stock and the indentures related to our notes, we make cash and noncash distributions to our parent. Distributions to our parent were $149.2 million and $210.2 million in 2002 and 2001, respectively. We currently are prohibited from making distributions due to the arrearages of dividends on our 12-3/4 % cumulative exchangeable preferred stock. See Preferred Stock below.

         Preferred Stock. PSC has 12-3/4% cumulative exchangeable preferred stock outstanding. Dividends on this series became payable in cash after January 1, 2002.

         The semiannual dividends on our 12-3/4% cumulative exchangeable preferred stock became payable in cash after January 1, 2002. However, at the discretion of our board of directors as permitted by the certificate of designation for the series, our board of directors has not declared any dividend after January 1, 2002. At December 31, 2002, the amount of dividends in arrears was $11.7 million, with accrued interest thereon of $865 thousand. An additional $11.7 million of dividends payable on January 1, 2003 were not declared or paid and became in arrears on that date. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% cumulative exchangeable preferred stock have been paid or set aside for payment, PSC may not, with certain exceptions, with respect to capital stock junior to the series
1) declare, pay, or set aside amounts for payment of future cash dividends or distributions or 2) purchase, redeem, or otherwise acquire for value any shares. Of the amount of dividends in arrears at December 31, 2002, $5.8 million, with interest thereon of $427 thousand, was payable to PCC on account of the 12-3/4% preferred stock shares held by PCC.

Recent Sales of Unregistered Securities

         On December 9, 2002, PSC issued 8,814 shares of its 12-3/4% cumulative exchangeable preferred stock, which previously had been repurchased, to an institutional investor who is a beneficial owner of more than 5% of PCC's Class A common stock in exchange for 149,734 shares of PCC's Class A common stock. The preferred shares issued included cumulative dividends in arrears to the date of the exchange and interest thereon aggregating $1.1 million. The fair market value attributed to the PCC common stock obtained in the exchange was $1.9 million. The shares of preferred stock were issued without registration in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

In thousands                            1998           1999           2000           2001           2002
                                     -----------    -----------    -----------    -----------    -----------
Net revenues:
   DBS                               $   147,142    $   286,353    $   582,075    $   838,208    $   864,855
   Broadcast and other operations         34,311         36,415         35,433         33,646         35,977
                                     -----------    -----------    -----------    -----------    -----------
Total net revenues                   $   181,453    $   322,768    $   617,508    $   871,854    $   900,832
                                     ===========    ===========    ===========    ===========    ===========
Operating expenses:
   DBS                               $   203,263    $   395,767    $   762,597    $ 1,003,374    $   826,005
   Broadcast and other operations         28,606         34,260         37,138         38,312         35,756
Loss from operations                     (58,880)      (119,997)      (208,962)      (217,061)        (3,474)
Loss from continuing operations          (64,802)      (184,242)      (208,962)      (217,061)        (3,474)
Total assets                             890,634        881,838      2,605,386      2,149,036      1,859,150
Total long term debt (including
    current portion)                     559,029        684,414      1,182,858      1,338,651      1,335,862
Redeemable preferred stock               126,028        142,734        491,843        183,503        199,022
Cash provided by (used for)
   operating activities                  (21,962)       (84,291)       (63,056)      (141,874)        45,475
Cash used for investing activities       (97,001)      (138,569)      (158,421)       (55,563)       (30,731)
Cash provided by (used for)
   financing activities                  129,419        208,808        395,385        127,426       (146,071)
Other Data:
DBS EBITDA                                  (983)       (32,579)         4,900         92,007        211,939

         Since Pegasus Satellite's common stock is wholly owned by its parent company, computations of per common share amounts and cash dividends are neither required nor presented.

         Comparability between years 1998 through 2001 has been affected due to acquisitions we made in 1998 through 2000. Our acquisitions of Digital Television Services in April 1998 and Golden Sky Holdings in May 2000 were individually significant transactions that materially affected amounts in the year of and subsequent to each acquisition. The total consideration for Digital Television Services and Golden Sky Holdings was $336.5 million and $1.2 billion, respectively. In addition to these acquisitions, we completed 26 acquisitions in 1998, 15 in 1999, and 19 in 2000. Total consideration for these other acquisitions was $132.1 million, $79.5 million, and $232.6 million, respectively.

         The calculation of DBS EBITDA and a reconciliation of DBS EBITDA to our most comparable GAAP measure of loss from operations follows (in thousands):

                                            1998        1999          2000         2001           2002
                                          --------    ---------     ---------    ---------     ---------
DBS revenues                             $ 147,142    $ 286,353     $ 582,075    $ 838,208       864,855
DBS operating expenses (excluding
  depreciation and amortization)          (148,125)    (318,932)     (577,175)    (746,201)    $(657,416)
Add back accrual for one time contract
  termination fee                                -            -             -            -         4,500
                                         ---------    ---------     ---------    ---------     ---------
  DBS EBITDA                                  (983)     (32,579)        4,900       92,007       211,939
DBS depreciation and amortization          (55,138)     (76,835)     (185,422)    (257,543)     (168,589)
Deduct accrual for one time contract
  termination fee added back above               -            -             -            -        (4,500)
Other revenues                              34,311       36,415        35,433       33,646        35,977
Other operating expenses, net              (37,070)     (46,998)      (63,873)     (85,171)      (78,301)
                                         ---------    ---------     ---------    ---------     ---------
Loss from operations                     $ (58,880)   $(119,997)    $(208,962)   $(217,061)    $  (3,474)
                                         =========    =========     =========    =========     =========

         We present DBS EBITDA because the DBS business is our only significant business and this business forms the principal portion of our results of operations and cash flows. DBS EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. DBS EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital or capital expenditures, or to react to changes in our industry or the economy generally. We believe that DBS EBITDA is important because people who follow our industry frequently use it as a measure of financial performance and ability to pay debt service, and that we, our lenders, and investors use to monitor our financial performance and debt leverage. Although EBITDA is a common measure used by other companies, our calculation of EBITDA may not be comparable with that of others.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included herein beginning on page F-1.

General

         Our principal business is the DBS business. This business provides multichannel DBS services as an independent provider of DIRECTV services in exclusive territories primarily within rural areas of 41 states. For 2002, 2001, and 2000, revenues for this business were 96%, 96%, and 94%, respectively, of total consolidated revenues, and operating expenses for this business were 91%, 92%, and 92%, respectively, of total consolidated operating expenses. Total assets of the DBS business were 93% and 94% of total consolidated assets at December 31, 2002 and 2001, respectively. Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         We are in litigation against DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         The following sections focus on our DBS business, as this is our only significant business segment. We believe this will assist with understanding our financial position, results of operations, and cash flows.

Use of Estimates and Critical Accounting Policies

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires that we make certain estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities. Actual results could differ from those estimates. Significant estimates relate to recoverability and useful lives of our DBS rights assets, NRTC patronage, allowance for doubtful accounts, and valuation allowances for deferred income tax assets.

         Recoverability and Useful Lives of DBS Rights Assets. We make significant estimates relating to the useful lives, fair values, and recoverability of our DBS rights assets. Our DBS rights are our most significant intangible assets with a net carrying amount of $1.5 billion at December 31, 2002. In assessing the recoverability of our DBS rights assets, we must make assumptions regarding estimated future cash flows. Typically, the cash flows are based on our estimates and judgments of expected future results. For example, the value of our DBS rights is in large part based on the future revenue stream that is generated by our subscriber base. A significant difference in the actual number of subscribers and/or revenues generated by subscribers from the amounts we estimate could significantly affect our estimate of the fair value of the DBS rights.

         Adjustments to the useful lives of our DBS rights assets could be significant to the results of our operations. For example, at January 1, 2002 we extended the useful lives for the unamortized portion of all of our DBS rights at that date to end simultaneously in 2016 (see the discussion on depreciation and amortization in Results of Operations - Comparison of 2002 to 2001 - DBS - Other Operating Expenses for further information). Prior to 2002, each DBS rights asset generally had an estimated useful life of 10 years from the date that it was obtained. As a result, amortization expense for DBS rights was $110.5 million in 2002 compared to $236.7 million in 2001. The lives of our DBS rights are subject to litigation, and could change based on the outcome of the litigation. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         NRTC Patronage Distributions. Throughout each year, the NRTC bills its members and affiliates the costs incurred by it under its agreement with DIRECTV, Inc., certain other costs incurred by the NRTC relating to associated DBS projects, and margin on the costs of providing DBS services pursuant to the NRTC member agreement for marketing and distribution of DBS services. The most notable service that the NRTC provides to us is programming related to the DIRECTV programming that we provide. We record as expenses the amounts we pay to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution through the NRTC's patronage capital distribution program. Generally, each patron who does business with the NRTC receives an annual distribution composed of both patronage capital certificates and cash. The patronage capital certificates represent equity interests in the NRTC. The amount of the distribution is generally based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, we accrue amounts we estimate to receive from the NRTC, with an offsetting reduction to the expenses that were recorded by us for costs incurred with the NRTC during the year. The estimated cash portion of the distribution is recorded in accounts receivable-other and the estimated capital portion is recorded as an investment in the NRTC in other noncurrent assets. Distributions are received in the year subsequent to the year that the accruals are made. Amounts previously accrued are adjusted in the year that distributions are received with a like adjustment to the related expenses in and for the year the distributions are received. Based on past experience, we estimate that a majority of the patronage capital distribution for 2002 to be made in 2003 will be tendered by the NRTC in the form of patronage capital certificates. At December 31, 2002 and 2001, we had accrued in accounts receivable-other $7.2 million and $9.3 million, respectively, and our capital investment in the NRTC was $66.2 million and $50.3 million, respectively. The reduction to programming expense, as adjusted for differences between distributions received and amounts previously accrued, was $22.7 million and $44.8 million in 2002 and 2001, respectively. We have no commitment to fund the NRTC's operations or acquire additional equity interests in the NRTC. The factors that the NRTC uses in determining its patronage are not in our control, and our estimate of our share of the NRTC patronage can vary from the actual patronage that we receive.

         Allowance for Doubtful Accounts. Our estimate of the allowance for doubtful accounts is based on an assessment of account collection experience and trends relative to the aging of the billings and/or specific identification of accounts contained in the latest trade receivables balance. The trade receivable balance is segregated into discrete categories based on the amount of time the billings are past due. An uncollectible rate is applied to each aging category based on our historical collection experience for that category in estimating the amount uncollectible within that category, or specific accounts are identified for further evaluation. The allowance is periodically reviewed for sufficiency relative to an evaluation of the aging of the billings or specific account identification, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Should the quality of our subscriber base deteriorate or our accounts receivable collection efforts diminish, our actual bad debt expense may increase. The balance in the allowance for doubtful accounts was $7.2 million and $6.0 million at December 31, 2002 and 2001, respectively, and bad debt expense was $23.8 million, $36.5 million, and $14.5 million for 2002, 2001, and 2000, respectively.

         Valuation Allowance for Net Deferred Income Tax Assets. We record a valuation allowance against the net deferred income tax assets balance when it is more likely than not that the benefits of the net tax assets balance will not be realized, and record a charge to income tax expense in a like amount. Historically, we have applied a full valuation allowance against the net deferred income tax assets balance that exist because our past operating results have not provided us with sufficient evidence that we will realize the benefits of the net tax assets. Our ability to record lesser amounts or no amount for a valuation allowance for net deferred income tax assets will depend upon our ability to generate taxable income in the future. The balance in the valuation allowance for net deferred income tax assets was $22.9 million at December 31, 2002. We had no net deferred income tax asset balance at December 31, 2001.

         In addition to the above estimates and accounting policies, we believe the following concerning our SAC and revenues are critical accounting policies in understanding our results of operations.

         Subscriber Acquisition Costs. SAC is incurred when we enroll new subscribers to our DIRECTV programming. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers, equipment related subsidies paid to distributors and applicable costs incurred by us, installation costs and related subsidies paid to dealers, dealer commissions, advertising and marketing costs, and selling costs. Promotional programming costs, which are included in promotions and incentives expense on the statement of operations and comprehensive loss, are charged to expense when incurred. Equipment and installation subsidies that are expensed, as described below, are charged to expense when the equipment is delivered and the installation occurs, respectively, and included in promotions and incentives on the statement of operations and comprehensive loss. Dealer commissions, advertising and marketing costs, and selling costs that are expensed, as described below, are charged to expense when incurred and included in advertising and selling on the statement of operations and comprehensive loss.

         Certain SAC is capitalized or deferred. Under certain of our subscription plans for DIRECTV programming, we take title to equipment provided to subscribers. Applicable costs and subsidies related to this equipment are capitalized as fixed assets and depreciated over their estimated useful lives of three years and charged to depreciation expense. We also have subscription plans for our DIRECTV programming that contain minimum service commitment periods. These plans have early termination fees for subscribers should service be terminated by subscribers before the end of the commitment period. Direct and incremental SAC, consisting of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions, associated with these plans is deferred in the aggregate not to exceed the amounts of applicable termination fees. These costs are amortized over the minimum service commitment period of 12 months and charged to amortization expense. Direct and incremental SAC deferred is less than the contractual revenue from the plans over the commitment period. Direct and incremental SAC in excess of termination fee amounts is expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statement of operations and comprehensive loss.

         Amounts associated with SAC are contained in the following table (in thousands):


SAC:                                       2002          2001          2000
                                         --------      --------      --------
Expensed                                 $ 44,469      $145,070      $170,001
Deferred                                   31,086        19,421          --
Capitalized                                27,021        20,830        12,209
                                         --------      --------      --------
    Total SAC incurred                   $102,576      $185,321      $182,210
                                         ========      ========      ========
Amortization of amounts deferred         $ 30,574      $  4,227      $   --
Depreciation of amounts capitalized        16,270         5,380         3,896

         Revenue. Principal revenue of the DBS business is earned by providing our DIRECTV programming on a subscription or pay per view basis. Standard subscriptions are recognized as revenue monthly at the amount earned and billed, based on the level of programming content subscribed to during the month. Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed. No revenue is recognized for promotional programming that is provided free of charge. Revenue for pay per view is recognized at the amount billed in the month in which the programming is viewed and earned. Fees that the we charge new subscribers for set up upon initiation of service are deferred as unearned revenue and are recognized as revenue over the expected life of our subscribers of five years. Equipment used by subscribers for our DIRECTV programming is an integral component of this service. Accordingly, amounts that we charge for equipment sold and installations arranged by us are deferred as unearned revenue and are recognized as revenue over the expected life of our subscribers of five years. The amount of revenue recognized periodically for equipment and installations would be affected by a change in the expected life of our subscribers, which is the estimated average amount of time we retain a subscriber. No revenue is recognized for equipment and installations provided free of charge.

Results of Operations

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization. Net losses were $109.4 million, $285.2 million, and $159.0 million for 2002, 2001, and 2000, respectively.

         We made substantial improvements in our operating results and cash flows from operating activities in 2002. Our loss from operations was $3.5 million in 2002 compared to $217.1 million in 2001 and $209.0 million in 2000, and net cash of $45.5 million was provided by operating activities in 2002 compared to net cash used for operating activities in 2001 of $141.9 million and $63.1 million in 2000. A large portion of the improvement in our results of operations and cash flows in 2002 resulted from our new business strategy (see
ITEM 1. Business--DBS Strategy) being fully effective throughout the year and broad based cost reduction measures undertaken in 2002. Additionally, our results of operations were favorably impacted by a net reduction in amortization expense due to a change in the useful lives of our DBS rights assets, which is discussed below.

Comparison of 2002 to 2001

         In this section, amounts and changes specified are for the year ended December 31, 2002 compared to the year ended December 31, 2001, unless otherwise indicated. With respect to our income or loss from operations, we focus on our DBS business, as this is our only significant business.

DBS
---

         In fiscal 2001 we shifted our business strategy from an emphasis on subscriber growth to a focus on: 1) increasing the quality of new subscribers and the composition of our existing subscriber base, 2) enhancing the returns on investment in our subscribers, 3) generating free cash flow, and 4) preserving liquidity. To attain these goals, we have significantly changed our subscriber acquisition, development, and retention plans and have implemented broad based cost reduction measures. The primary focus of our "Quality First" strategy is on improving the quality and creditworthiness of our subscriber base.

         The broad based cost reduction measures we undertook in 2002 to aid in preserving liquidity and improving operating performance included 1) work force reductions, 2) reductions in discretionary expenditures, such as advertising and selling expenses, 3) reduced amounts expended for communication services resulting from a renegotiation of a contract for such services, 4) reduction in bad debt expense that resulted from a better quality subscriber base and improved account collection efforts, and 5) reduction in customer care costs related to dispatch management and improved customer care efficiency metrics.

         Our number of subscribers at December 31, 2002 was 1,308,000. We experienced a net reduction in the number of subscribers since December 31, 2001 as the number of subscribers that churned exceeded the number of subscribers that we added by approximately 73,000. This net decrease excludes a reduction that we made in the first quarter 2002 to our reported subscriber count of 138,000 due to a change in the method we use to report subscribers. We believe that the reasons for the net 73,000 decrease were: 1) our increased focus on enrolling more creditworthy subscribers; 2) our unwillingness to aggressively invest retention amounts in low margin subscribers; 3) competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve, including the provision of local channels by this competing direct broadcast satellite provider in several markets where DIRECTV, Inc. does not offer local channels; 4) subscriber reaction to our price increases instituted in 2002; 5) the effect of general economic conditions on our subscribers and potential subscribers; 6) deceptive sales practices by agents of a competing direct broadcast satellite provider; 7) the departure of subscribers resulting from the impact of the DIRECTV system access card replacement campaign on subscribers that had been pirating a portion of their services and from the general disruption of service effect resulting from the campaign; and 8) a reduction in the number of new subscribers we obtain from DIRECTV, Inc.'s national retail chains. Gross subscriber additions were 216,701 and 403,306 in 2002 and 2001, respectively.

         We will continue to face intense competition from other providers for the foreseeable future, most notably as a result of the local into local programming provided by the competing direct broadcast satellite provider in certain markets where DIRECTV, Inc. does not offer such programming. We will continue to be fiscally prudent regarding investment efforts to retain low margin subscribers.

         Our business strategy may result in decreases in DBS net revenues in the near term when compared to prior periods, but we believe that we will realize increased operating margins from the improving composition of our subscriber base sufficient to improve future results of operations and cash flows from operating activities. However, we cannot make any assurances that this will be the case, or that we will be able to sustain the improvements in our operating results and cash flows from operating activities derived thus far by our strategy. The continued improvement in the results of operations and cash flows provided by operating activities will in large part depend upon our obtaining a sufficient number of quality subscribers, as defined by us, retention of these subscribers for extended periods of time, and maximizing margins from them. If 1) a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll; 2) we are not able to enroll a sufficient number of quality subscribers; 3) we are not able to realize desirable aggregate margins from our subscriber base; and/or 4) we do not realize desirable aggregate margins for any sustained period of time, our results of operations may not improve and we may not be able to provide sufficient cash flows from operating activities to sustain our business strategy and fund our operating and other needs.

Revenues:

         Revenues increased $26.6 million to $864.9 million primarily due to: 1) an increase in our recurring subscription revenue from our core, a la carte, and premium package offerings of $17.5 million; 2) effective July 2002, a royalty fee that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service, amounting to $10.8 million for 2002; 3) an increase in the fees that we receive from subscribers for the use of multiple receivers of $5.0 million; and 4) an increase of $5.9 million from other revenue sources, including sports package offerings, service, shopping networks, installation and set up fees, and advertising. The $17.5 million increase from our core, a la carte, and premium package offerings is primarily due to the fourth quarter 2001 increase to package rates and subscriber migration to higher priced package offerings, offset in part by the impact of the reduction in total subscribers. Revenue increases were also partially offset by a $12.6 million reduction in pay per view revenues.

Direct Operating Expenses:

         Programming expense increased $28.0 million to $387.8 million primarily due to our estimate of patronage to be received from the NRTC for 2002 being $22.1 million less than that received in 2001, along with a broad rate increase commencing January 2002 and a targeted increase to certain programming rates commencing August 2002 charged to us by the NRTC, amounting to approximately $19.4 million. Our estimate of patronage that is an offset to programming expenses was reduced by $22.1 million to $22.7 million in 2002. Increased costs incurred by the NRTC in 2002 combined with our reduced number of subscribers in 2002 have factored into our lowered patronage estimate. The increase in programming expense was offset in part by approximately $16.6 million of volume variance related to the reduction in the number of total subscribers in 2002.

         Other subscriber related expenses decreased $7.3 million to $197.8 million primarily due to a decrease in bad debt expense of $12.8 million and a decrease in customer care costs of $2.9 million related to dispatch management and improved customer care efficiency metrics. The decrease in other subscriber related expenses was offset in part by an accrual for a one time contract termination fee of $4.5 million payable in 2003 and an increase in the royalty fees charged to us as a provider of DIRECTV service of $1.9 million. The decrease in bad debt expense was mainly due to our focus in 2002 on improving the quality of our subscriber base that we obtain and retain and improved account collection efforts. We accrued the liability for the one time contract termination fee in the third quarter 2002 upon our notice to terminate the related contract.

Other Operating Expenses:

         Gross SAC decreased $82.7 million to $102.6 million primarily due to reduced gross subscriber additions this year compared to last year and to the gross commissions and subsidies we incurred in 2001 under the seamless marketing agreement with DIRECTV, Inc. that was in effect during part of that year. We incurred gross commissions and subsidies of $80.3 million in 2002 compared to $143.2 million in 2001. Of the amount incurred in 2001, $41.7 million was incurred under the seamless marketing agreement. That agreement was terminated in July 2001 and is the subject of litigation. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         Deferred SAC increased $11.7 million to $31.1 million primarily due to a greater number of the subscription plans sold in 2002 containing provisions, as described above, that enabled us to defer costs, whereas for 2001, plans with such provisions principally commenced in the third quarter 2001. Amortization of deferred SAC was $30.6 million and $4.2 million in 2002 and 2001, respectively. Capitalized SAC increased $6.2 million to $27.0 million primarily due to a greater number of plans in place in 2002 than 2001 under which equipment was eligible to be capitalized. Depreciation of capitalized SAC was $16.3 million and $5.4 million in 2002 and 2001, respectively.

         Primarily as a result of the reduced subscriber additions and increased amounts deferred and capitalized noted above, expensed SAC decreased $100.6 million to $44.5 million. Promotion and incentives and advertising and selling expenses on our statement of operations and comprehensive loss constitute our expensed SAC. Also contributing to the decrease in advertising and selling expenses was a reduction in advertising expenses of $10.2 million primarily due to a focused cost reduction initiative. Amounts we expend for advertising are discretionary.

         General and administrative expenses decreased $8.9 million to $27.3 million due to a broad based cost reduction effort that we undertook in 2002 including work force reductions and reduced expenditures for communication services resulting from a renegotiation of a contract for such services.

         Depreciation and amortization decreased $89.0 million to $168.6 million primarily due to our adoption in first quarter 2002 of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful lives of our DBS rights assets should be based on the estimated useful lives of the satellites at the 101(Degree) west longitude orbital location available to provide DIRECTV, Inc. services under the NRTC/DIRECTV, Inc. contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DIRECTV, Inc. satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets to remaining lives of approximately 15 years from January 1, 2002. As a result of the change in useful life, amortization expense for DBS rights was $110.5 million in 2002 compared to $236.7 million in 2001. The lives of our DBS rights are subject to litigation. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         Included in depreciation and amortization was aggregate depreciation and amortization of promotions and incentives costs capitalized or deferred and advertising and selling costs deferred of $46.9 million and $9.6 million for 2002 and 2001, respectively. The difference is due to the increased amount of costs deferred and capitalized in the current year, as discussed above.

Broadcast and Other Operations
------------------------------

         For 2002 and primarily for 2001, this consisted of broadcast television. The continuing broadcast television operations had revenues for 2002 and 2001 of $36.0 million and $32.4 million, respectively, and $221 thousand of net income from continuing operations for 2002 and a net loss from continuing operations of $5.1 million for 2001. Net revenues and income from other operations other than broadcast television for 2001 were $1.2 million and less than $500 thousand, respectively. We provide this information with respect to these operations for context purposes only, for we believe that these operations are not significant relative to the overall scope and understanding of our operations.

Other Statement of Operations and Comprehensive Loss Items
----------------------------------------------------------

         Other operating expenses for 2002 and 2001 included expenses associated with our litigation with DIRECTV, Inc. of $12.4 million and $21.4 million, respectively. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         Interest expense increased $11.8 million to $148.0 million primarily due to: 1) $18.9 million for PSC's 11-1/4% notes issued in December 2001; 2) $2.9 million for PSC's note payable to PCC issued in June 2002; 3) increased interest of $2.3 million incurred in 2002 with respect to our swap instruments; and 4) $1.1 million for incremental accretion of the discount on our 13-1/2% senior discount notes. These increases in interest expense were offset in part by $14.1 million of lower variable rate interest incurred in 2002 under our credit facilities. With respect to interest expense we incurred on our variable rate debt borrowings in 2002, we benefited from lower interest rates available throughout the year as well as a lesser average amount of debt outstanding compared to 2001. Our average amount of variable rate debt outstanding during 2002 was $309.9 million compared to $399.6 million in 2001. The weighted average interest rate, including applicable margins but excluding the effects of interest rate hedging instruments, incurred on variable rate debt in 2002 was 5.46% compared to 7.61% in 2001. Short term interest rates in general declined throughout 2002 in response to the Federal Reserve's continuing attempt that was initiated in 2001 to stimulate the economy by reducing interest rates. Such interest rate reductions in general meant that continually declining market rates of interest were available to us in 2002 relative to 2001. Borrowings under our credit facilities are subject to short term interest rates, principally LIBOR, that vary with market conditions. However, a portion of this interest has been fixed in connection with our swap instruments. Under the swaps, we pay fixed rate interest to the counter parties to the contracts at the rates specified in the contracts. In exchange, the counter parties pay variable LIBOR interest rates to us as specified in the contracts. The purpose of the swaps is to protect us from an increase in market LIBOR rates above the contracted fixed rates. The applicable LIBOR rates were less than the related fixed swap rates for all of 2002 and 2001, resulting in additional interest expense of $3.6 million in 2002 and $1.3 million in 2001. The LIBOR rates in 2002 were lower than the LIBOR rates in 2001, resulting in the additional interest for the swaps in 2002. The additional interest incurred by the swaps in both years had the effect of adding 117 and 34 basis points to our aggregate combined weighted average variable interest rate associated with amounts outstanding under our credit facilities for 2002 and 2001, respectively.

          Interest income decreased by $4.3 million to $568 thousand due to reduced cash amounts available for earning interest income and much lower interest rates available during 2002 compared to 2001.

         During 2002, we determined that our sole investment in the equity securities of another company had incurred an other than temporary decline in market value to zero. Accordingly, we wrote down the carrying amount of our investment to zero and charged earnings in the amount of $3.3 million for the impairment loss realized. In connection with the realization of this impairment, we reclassified $2.1 million, net of income tax of $1.3 million, from other comprehensive (loss) income to recognize the previously accumulated net unrealized losses. We recorded an impairment loss of $34.2 million on this investment in 2001, and reclassified $21.2 million, net of income tax of $13.0 million, to recognize the previously accumulated net unrealized losses at that time.

         We had other nonoperating income, net of $2.8 million in 2002 compared to other nonoperating expense, net of $5.9 million in 2001. This difference was primarily due to changes in the fair values of our interest rate instruments, with a net increase in the fair values in 2002 that resulted in a gain of $3.0 million compared to a net decrease in the fair values in 2001 that resulted in a loss of $4.2 million. The fair values are measured by the amount that the contracts could be settled at the end of each reporting period. No cash is exchanged on these assumed settlements.

         The income tax benefit on the loss from continuing operations decreased $81.5 million to $34.3 million due to a reduced amount of pretax losses in the current year and the effect of a valuation allowance of $22.9 million recorded against the net deferred income tax asset balance existing at December 31, 2002 in the same amount. The valuation allowance was a charge to income taxes on the loss from continuing operations. We felt a valuation allowance was necessary at December 31, 2002 because, based on our history of losses, it was more likely than not that the benefits of this net tax asset balance would not be realized. The effect of the valuation allowance lowered our effective income tax rate on continuing operations to 22.7% from that for 2001 of 29.8%.

         Loss from discontinued operations in 2002 and 2001 of $2.7 million, net of income tax of $1.7 million, and $10.7 million, net of income tax of $6.6 million, respectively, represent the sale that was pending at December 31, 2002 of a broadcast television station and our Pegasus Express business that was discontinued in 2002. At December 31, 2002, we had entered into a definitive agreement to sell our Mobile, Alabama broadcast television station to an unaffiliated party for $11.5 million in cash. We completed the sale of the station in March 2003. Accordingly, we classified the operations of this station as discontinued for 2002 and 2001. There were no operations for this station in 2000. In August 2002, we sold the subscribers and equipment inventory for our Pegasus Express two way satellite internet access business to an unaffiliated party. The cash proceeds were $1.4 million for the subscribers and $2.6 million for the equipment. With the sale of the subscribers and equipment, we no longer operated the Pegasus Express business and, accordingly, have classified this business as discontinued for 2002 and 2001. There were no operations for this business in 2000. Aggregate revenues and pretax loss of discontinued operations were as follows (in thousands):

                                      2002              2001
                                 ---------------    -------------
Revenues                           $ 3,853           $   1,862
Pretax loss                         (4,352)            (17,326)

Included in the pretax amount for 2002 is a loss of $837 thousand on the Pegasus Express equipment inventory sold and an aggregate loss of $847 thousand for other assets associated with the Pegasus Express business that were written off because they had no use outside of the business.

         The extraordinary net gain from extinguishments of debt in 2002 of $10.3 million, net of income tax of $6.3 million, represents repurchases of outstanding notes and write off of associated unamortized discount and deferred financing costs during the year. The extraordinary loss from extinguishments of debt in 2001 of $1.8 million, net of income tax of $1.1 million, represents write offs of unamortized deferred financing costs associated with debt repaid and credit agreements terminated during the year.

Comparison of 2001 to 2000

         In this section, amounts and changes specified are for the year ended December 31, 2001 compared to the year ended December 31, 2000, unless otherwise indicated. With respect to our income or loss from operations, we focus on our DBS business, as this is our only significant business.

DBS
---

Revenues:

         Revenues increased $256.1 million to $838.2 million. This increase was primarily due to an increase in the number of subscribers from internal growth, and to a lesser extent the impact from the seamless consumer agreement in effect for 12 months in 2001 versus only three months in 2000 and the rate increase for our core packages effected in the fourth quarter 2001. Additionally, the current year includes 12 months of the revenues of our subsidiary Golden Sky Systems that was acquired in May 2000 as well as the revenues of the 19 other entities that we acquired at various times in 2000. The seamless consumer agreement with DIRECTV, Inc. became effective in the fourth quarter 2000. This agreement gave us the right to provide our subscribers with additional DIRECTV services programming distributed by DIRECTV, Inc. from certain frequencies and to retain a portion of the revenues associated with this programming.

         The number of subscribers we obtained through internal growth decreased in 2001 from 2000 in part due to the success we had in 2000 in converting former subscribers of another direct broadcast satellite system. Also, in 2001, competition from digital cable providers and a competing direct broadcast satellite provider in the territories we serve and the economic slow down decelerated our growth. In years prior to 2001, we had experienced large increases in our number of subscribers as a result of the numerous acquisitions we made in those years. In 2001, we acquired only one DIRECTV provider, which was not significant.

Direct Operating Expenses:

         Programming expenses increased $112.8 million to $359.9 million primarily due to the incremental expenses incurred in providing service to an increased subscriber base in place throughout 2001 compared to 2000. Additionally, 2001 had the full effect of a 5-6% programming rate increase on our core programming packages implemented by the NRTC in mid 2000.

         Other subscriber related expenses increased $69.6 million to $205.1 million. The increase is principally due to the incremental expenses incurred in serving the increased subscriber base in place throughout 2001 compared to 2000. Increased costs to service subscriber equipment and increased bad debt expense as a result of higher nonpay churn experience, also contributed to the increase. We also opened a new call center facility in 2001 that added additional personnel related and customer care costs.

Other Operating Expenses:

         Gross SAC increased $3.1 million to $185.3 million. SAC deferred in 2001 was $19.4 million. No SAC was deferred in 2000 because we did not have any subscription plans in place in 2000 that contained provisions, as described above, enabling us to defer costs. Amortization of deferred SAC was $4.2 million in 2001. No deferred SAC existed in 2000 to be amortized. SAC capitalized increased $8.6 million to $20.8 million due to greater availability of and enrollment in subscription plans in 2001 than in 2000 under which equipment was eligible to be capitalized and the amount of time that such plans were in place in 2001 than in 2000. Depreciation of capitalized SAC was $5.4 million and $3.9 million in 2001 and 2000, respectively. SAC expensed decreased $24.9 million to $145.1 million.

         Promotions and incentives expensed increased $3.1 million to $40.4 million primarily due to a combination of: 1) more subscribers enrolled in 2001 under subscription plans that had greater associated subsidies; 2) incremental subsidies incurred under the seamless marketing agreement with DIRECTV, Inc. because of the longer time in effect in 2001 than 2000; and 3) a shift in 2001 towards compensation plans to our dealers under which we provided more subsidies, which are recorded as promotions and incentives, and less commissions, which are recorded as advertising and selling. In 2001, we deferred $15.5 million of promotions and incentives costs, and promotions and incentives costs capitalized increased $8.6 million to $20.8 million. We terminated the seamless marketing agreement in July 2001. This agreement is subject to litigation. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         Advertising and selling expenses decreased $28.0 million to $104.7 million primarily due to a combination of: 1) a lesser number of new subscribers added through our independent retail network in 2001 than in 2000 resulting in less commission costs; 2) a shift in 2001 towards compensation plans under which we paid more subsidies and less commissions to our dealers; and 3) $3.9 million of costs deferred in 2001.

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

         Depreciation and amortization increased $72.1 million to $257.5 million principally due to the amortization of direct broadcast satellite rights assets we recorded in acquisitions we made in 2000. Approximately $33.0 million of the increase was associated with amortization of the direct broadcast satellite rights assets of $1.0 billion recorded in our acquisition of Golden Sky Holdings.

Broadcast and Other Operations
------------------------------

         This primarily consisted of broadcast television for 2001 and 2000. The continuing broadcast television operations had revenues for 2001 and 2000 of $32.4 million and $35.4 million, respectively, and net losses from continuing operations for 2001 and 2000 of $5.1 million and $1.7 million, respectively. Net revenues and income from other operations other than broadcast television for 2001 were $1.2 million and less than $500 thousand, respectively. We provide this information for other operations for context purposes only, for we believe that these operations are not significant relative to the overall scope and understanding of our operations.

Other Statement of Operations and Comprehensive Loss Items
----------------------------------------------------------

         Other operating expenses for 2001 and 2000 included expenses associated with our litigation with DIRECTV, Inc. of $21.4 million and $2.9 million, respectively. See ITEM 3. Legal Proceedings--DIRECTV Litigation for information regarding this litigation.

         Interest expense increased $14.1 million to $136.2 million principally due to the amount of time that our 12-3/8% notes and 13-1/2% senior subordinated discount notes were outstanding during 2001 versus 2000. These notes were initially issued by subsidiaries of our subsidiary Golden Sky Holdings that came to us when we acquired Golden Sky Holdings in May 2000.

         Interest income of $4.9 million was lower in 2001 than in 2000 by $10.3 million due to lower average cash amounts on hand during 2001 than in 2000. Also, lower rates of interest were available to us on amounts outstanding during 2001 than in 2000 due to general lower market rates in 2001 than in 2000.

         In the third quarter 2001, we determined that our sole investment in the equity securities of another company had incurred an other than temporary decline in market value. Accordingly, we wrote down the cost basis in this investment to its then fair market value and charged earnings in the amount of $34.2 million for the impairment loss realized. In connection with the realization of this impairment, we reclassified $21.2 million, net of income tax of $13.0 million, from other comprehensive (loss) income to recognize the previously accumulated net unrealized losses.

         Other nonoperating expenses of $5.9 million included $4.2 million for losses on the net decrease in the fair market values of our interest rate instruments. The benefit for income taxes on the loss from continuing operations increased $13.8 million to $115.8 million due to a greater amount of pretax loss in 2001 than in 2000.

         We had a loss from discontinued operations in 2001 of $10.7 million, net of income tax of $6.6 million, and a net gain from discontinued operations in 2000 of $60.4 million, net of tax of $28.6 million in 2000. The loss in 2001 represents the aggregate operations of our Mobile, Alabama broadcast station that was under agreement for sale at December 31, 2002 and later sold in March 2003 and our Pegasus Express business that we discontinued in 2002. There were no operations for either in 2000. The net gain in 2000 represents the sale of all of our cable operations in Puerto Rico. The extraordinary loss from extinguishments of debt in 2001 and 2000 of $1.8 million, net of income tax of $1.1 million, and $5.8 million, net of income tax of $3.5 million, respectively, represent write offs of unamortized deferred financing costs associated with debt repaid and credit agreements terminated during each year.

Other Information
-----------------

         DBS EBITDA was $211.9 million, $92.0 million, and $4.9 million for 2002, 2001, and 2000, respectively. See ITEM 6. Selected Financial Data for the calculation of DBS EBITDA and a reconciliation of DBS EBITDA to our most comparable GAAP measure of loss from operations. We present DBS EBITDA because the DBS business is our only significant business and this business forms the principal portion of our results of operations and cash flows. DBS EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. DBS EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital or capital expenditures, or to react to changes in our industry or the economy generally. We believe that DBS EBITDA is important because people who follow our industry frequently use it as measure of financial performance and ability to pay debt service, and that we, our lenders, and investors use to monitor our financial performance and debt leverage. Although EBITDA is a common measure used by other companies, our calculation of EBITDA may not be comparable with that of others.

         Adjusted operating cash flow for 2002 was $240.4 million. We present this for purpose of compliance with covenants within our note indentures that require disclosure of this amount for the most recent four quarterly periods ending with the latest period ended date reported herein. We do not intend for adjusted operating cash flow to be a nonGAAP measure of performance or liquidity.

Liquidity and Capital Resources

         We had cash and cash equivalents on hand at December 31, 2002 of $13.0 million compared to $144.4 million at December 31, 2001. The change in cash is discussed below in terms of the amounts shown in our statement of cash flows.

         Net cash was provided by operating activities in 2002 of $45.5 million, and net cash was used for operating activities in 2001 and 2000 of $141.9 million and $63.1 million, respectively. We believe that the net cash flows provided by operating activities for 2002 was reflective of our new business strategy, as described above, being fully effective throughout 2002. The principal reasons for the change between 2002 and 2001 were: 1) increased level of DBS revenues and improved collections on DBS accounts receivable due to a higher quality subscriber base in place in 2002; 2) much less SAC incurred in 2002 primarily due to reduced gross subscriber additions in the current year and commissions and subsidies incurred in 2001 under the seamless marketing agreement with DIRECTV, Inc. that was in effect during part of that year; 3) a lower level of other subscriber related expenses and general and administrative expenses achieved by cost reduction measures in place during 2002; 4) taxes paid in 2001 with respect to the 2000 sale of our cable operations; and 5) offset in part by incremental DBS programming expenses incurred in 2002. The greater amount of cash used for operating activities in 2001 compared to 2000 was primarily due to: 1) an increase in cash interest incurred in 2001 on our 12-3/8% notes due to these notes being outstanding for only a portion of 2000;
2) taxes paid in 2001 with respect to the 2000 sale of our cable operations; 3) increased amounts incurred in 2001 associated with the DIRECTV, Inc. litigation; and 4) a reduction in interest income in 2001 primarily due to greater amounts of cash available for investing in 2000.

         Net cash was used for investing activities in 2002, 2001, and 2000 of $30.7 million, $55.6 million, and $158.4 million, respectively. The primary investing activity in 2002 was for DBS equipment capitalized of $26.4 million. Primary investing activities in 2001 were DBS equipment capitalized of $20.8 million, other capital expenditures of $21.9 million primarily for a new call center and capital improvements to existing buildings, and purchases of intangible assets of $11.9 million, consisting of additional guard band licenses and costs incurred to acquire and convert to our DIRECTV services subscribers of a failing cable system. All guard band licenses we held were transferred to PCC in 2001. In 2000, we received proceeds of $166.9 million from the sale of our cable operations. Principal investing activities in 2000 were acquisitions of other DIRECTV providers of $152.7 million, purchases of guard band licenses of $91.7 million, DBS equipment capitalized of $12.2 million, other various capital expenditures of $34.2 million, purchases of other intangible assets of $20.3 million, and investments in others of $14.6 million. All investments in others we held were transferred to PCC in 2001.

         Net cash was used for financing activities in 2002 of $146.1 million, and net cash was provided by financing activities in 2001 and 2000 of $127.4 million and $395.4 million, respectively. Primary financing activities in 2002 were distributions to PCC of $148.8 million, repayment of amounts outstanding under our revolving credit facility of $80.0 million, and purchases of our outstanding notes of $25.5 million. Net cash used for financing activities was offset in part by $60.1 million borrowed under term loans, net of repayments of $3.1 million, and $53.8 million borrowed from PCC, net of repayments of $58.5 million. Primary financing activities in 2001 were proceeds from a note issuance of $175.0 million, less repayment of term loans of $37.8 million and incurrence of debt financing costs of $9.4 million. Primary financing activities in 2000 were net proceeds from the issuance of preferred stock of $290.4 million, $117.8 million borrowed on bank credit facilities, net of repayments of $157.2 million, repayments of long term debt of $19.0 million, and debt financing costs incurred of $9.8 million.

         We project that our capital expenditures for 2003 will be approximately $29.0 million, of which approximately $28.0 million will be for the DBS business. In July 2002, we gave notice to terminate a contract for call center services in which we will pay a termination fee of $4.5 million in 2003.

         The following table displays payments for our contractual obligations outstanding at December 31, 2002 (in thousands):

                                                                 Payments due by period
                                                          Less than                                        More than
Contractual Obligations                    Total           1 year         1-3 Years        3-5 Years        5 Years
-----------------------------------    --------------    ------------    -------------    ------------    ------------
Long term debt                            $1,359,405         $5,631          $567,529        $611,245        $175,000
Redeemable preferred stock                   183,978                                          183,978
Operating leases                              17,235          3,670             6,589           4,353           2,623
Broadcast programming rights                  13,620          4,164             5,084           1,947           2,425
Purchase commitments                          28,929         21,429             7,500
                                       --------------    ------------    -------------    ------------    ------------
     Total                                $1,603,167        $34,894          $586,702        $801,523        $180,048
                                       ==============    ============    =============    ============    ============

         Long term debt is presented in the table based on the principal amount outstanding at December 31, 2002 and includes a note payable to PCC of $55.3 million. Redeemable preferred stock is included in the table at its liquidation value, excluding accrued dividends, at December 31, 2002 because the stock is mandatorily redeemable at a scheduled date in this amount. Of the liquidation value for our redeemable preferred stock outstanding at December 31, 2002, $90.9 million is payable to PCC. Amounts presented for purchase commitments in the table are based on the minimum annual payments called for under the respective contracts. Included in the payments in less than one year for purchase commitments is a contract termination fee of $4.5 million. We had no capital lease obligations at December 31, 2002.

         At December 31, 2002, the commitment for PM&C's revolving credit facility was permanently reduced to $168.8 million as scheduled under the terms of the facility. The commitment for this facility is scheduled to be further reduced on a permanent basis quarterly by $14.1 million in 2003 and $28.1 million in 2004, after which time there will be no available commitment and the facility terminates. Availability under the revolving credit facility at December 31, 2002 was $108.5 million. Principal borrowed and repaid under this facility may be reborrowed up to the amount available for the facility. We have amounts outstanding under a term loan facility in which outstanding principal is repaid quarterly in scheduled increasing increments over the term of the facility until the facility is fully repaid and terminated in 2005. Principal scheduled to be repaid for this facility is $2.8 million, $138.9 million, and $127.9 million in 2003, 2004, and 2005, respectively. No further funds are available to be borrowed under this facility, and principal repaid under this facility may not be reborrowed. We borrowed $63.2 million under an incremental term loan facility in June 2002. Outstanding principal under this facility is repaid quarterly in scheduled increasing increments over the term of the facility until the facility is fully repaid and terminated in 2005. Principal scheduled to be repaid for this facility is $632 thousand, $16.2 million, and $45.9 million in 2003, 2004, and 2005, respectively. No further funds are available to be borrowed under this facility, and principal repaid under this facility may not be reborrowed.

         In June 2002, PSC issued a promissory note to PCC initially in the amount of $113.7 million. All unpaid amounts under the note are due 2005. Principal of the note may be repaid in whole or in part at any time without penalty, and amounts repaid may be reborrowed. The balance of the note was $55.3 million at December 31, 2002.

         As the result of the continued execution of our business strategy, we expect that cash from operating activities and available credit will be sufficient to fund our and PCC's, to the extent necessary, operating needs, contractual obligations, and capital expenditures for 2003. However, if 1) a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll; 2) we are not able to enroll a sufficient number of quality subscribers; 3) we are not able to realize desirable aggregate margins from our subscriber base; and/or 4) we do not realize desirable aggregate margins for any sustained period of time, our results of operations may not improve and we may not be able to provide sufficient cash flows from operating activities to sustain our business strategy and fund our and PCC's operating and other needs.

         In 2002, in negotiated transactions with unaffiliated holders, we purchased our notes with an aggregate maturity value of $49.0 million for $25.5 million. Also in 2002, through a combination of open market purchases and negotiated transactions with unaffiliated parties, we purchased an aggregate of 181,310 shares of PCC's Class A common stock for $1.9 million. Since December 31, 2002 through March 10, 2003, we have purchased an additional 96,960 shares in the aggregate for $1.2 million. PCC has also purchased in 2002 our preferred stock with an aggregate liquidation value of $99.7 million that had accrued dividends of $6.2 million for $17.2 million. We and PCC viewed these purchases as an opportunistic use of available cash in taking advantage of what we believed to be undervalued securities. Also, the purchases of our notes and preferred stock reduced our leverage and reduced future cash outflows associated with our outstanding securities, without being detrimental to our working capital needs. We may further engage in transactions from time to time that involve the purchase, sale, and/or exchange of our securities or securities of PCC. Such transactions may be made in the open market or in privately negotiated transactions and may involve cash or the issuance of new securities or securities that we received upon purchase or exchange. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

         The semiannual dividends on our 12-3/4% series preferred stock became payable in cash after January 1, 2002. However, at the discretion of our board of directors as permitted by the certificate of designation for the series, our board of directors has not declared any dividend after January 1, 2002. At December 31, 2002, the amount of dividends in arrears was $11.7 million, with accrued interest thereon of $865 thousand. An additional $11.7 million of dividends payable on January 1, 2003 were not declared or paid and became in arrears on that date. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, PSC may not, with certain exceptions, with respect to capital stock junior to the series 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions or 2) purchase, redeem, or otherwise acquire for value any shares. Of the amount of dividends in arrears at December 31, 2002, $5.8 million, with interest thereon of $427 thousand, was payable to PCC on account of the 12-3/4% preferred stock shares held by PCC.

         We are highly leveraged. At December 31, 2002, we had a combined carrying amount of debt and redeemable preferred stock outstanding of $1.5 billion that included a note payable to PCC with a balance of $55.3 million. We dedicate a substantial portion of cash to pay amounts associated with debt. In 2002, 2001, and 2000, we paid interest of $111.0 million, $113.2 million, and $94.1 million, respectively. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund the cash needs of PCC depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, dispose of assets, and enter into certain transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         In August 2002, a major rating agency reduced the ratings on all of our notes, bank debt, preferred stock, and senior implied and unsecured issuer ratings to a lower grade. We believe that these downgradings will not have much of an impact on our liquidity and capital resources because our ratings before the downgrade were generally considered speculative grade securities. Availability of external sources of liquidity and capital resources to us is more impacted by the tightening of capital markets: 1) in general due to general economic conditions, and 2) in particular to the cable and satellite sector, in which we are included, as a result of uncertainties and developments within the sector. Also, it is likely that the outcome of our ongoing litigation with DIRECTV, Inc. will influence our credit ratings and access to capital.

         At this time, we cannot determine with any certainty what capital resources will be available to us or the sources and sufficiency of liquidity to meet our contractual obligations beyond 2003. We may seek to amend existing credit facilities to increase cash availability thereunder, enter into new credit arrangements, seek to issue new debt and/or equity securities, refinance existing debt and/or preferred stock outstanding, extend maturities of existing debt, or secure some other form of financing in meeting our longer term needs. Our financing options and opportunities will be impacted by general and industry specific economic and capital market conditions over which we have no control, as well as the outcome of our litigation with DIRECTV, Inc. These factors may preclude us from securing suitable financing on terms acceptable to us.

New Accounting Pronouncements

         Statement of Financial Accounting Standards ("FAS") No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. Entities are required to recognize the fair values of liabilities for asset retirement obligations in the period in which the liabilities are incurred. Liabilities recognized are to be added to the cost of the asset to which they relate. Legal liabilities that exist on the date of adoption of FAS 143 are to be recognized on that date. We expect to finalize our analysis in the first quarter 2003 in determining if any legal liabilities are connected with any of our long lived assets. However, we believe that liabilities, if any, recognized in accordance with this statement will not be significant.

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" is effective for fiscal years beginning after May 15, 2002. A principal provision of FAS 145 is the reporting in the statement of operations of gains and losses associated with extinguishments of debt. FAS 145 rescinds the present required classification of extinguishments of debt as extraordinary. Instead, FAS 145 states that extinguishments of debt be considered for extraordinary treatment in light of already established criteria used to determine whether events are extraordinary. For an event to be extraordinary, the established criteria are that it must be both unusual and infrequent. Once FAS 145 becomes effective, all debt extinguishments classified as extraordinary in the statement of operations issued prior to the effective date of FAS 145 that do not satisfy the criteria for extraordinary treatment may not be reported as extraordinary in statements of operations issued after that date. We have extinguished debt a number of times in the past, and may do so in the future. Regarding our debt extinguishments occurring prior to January 1, 2003 that are properly reported as extraordinary under accounting standards in effect until that time, we expect that they will not be events that qualify for extraordinary treatment after that date. As a result, we believe that our extinguishments of debt reported as extraordinary prior to January 1, 2003 that are included in statements of operations after that date will not be reported as extraordinary in those statements. Rather, these extinguishments will be reported as a component of nonoperating gains and losses within continuing operations. We believe that extinguishments of debt occurring after that date will be classified similarly. We do not expect such a change in classification to have any effect on our operations, cash flows, financial position, or covenants related to our existing credit agreement and note indenture.

         Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 requires companies to recognize costs associated with exit or disposal activities, costs to terminate contracts that are not capital leases, and costs to consolidate facilities or relocate employees when they are incurred rather than at the date of a commitment to engage in these activities as permitted under existing accounting standards. FAS 146 is to be applied prospectively to the activities covered by the statement that are initiated after December 31, 2002. We will apply the requirements of FAS 146 when we engage in any of the covered activities.

         FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued in November 2002. The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002, whereas the initial recognition and initial measurement provisions shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements did not have a significant impact to us, and we will apply the recognition and measurement provisions when we enter into any new guarantees or modify any existing guarantees after December 31, 2002 that are addressed by FIN 45.

         FIN No. 46 "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosures therein about variable interest entities are effective for financial statements issued after January 31, 2003. Variable interest entities created after January 31, 2003 are to be consolidated by the primary beneficiaries after that date. Variable interest entities created before February 1, 2003 are to be consolidated by primary beneficiaries that are public entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Based on our analysis of the requirements of FIN 46, we believe that we are not the primary beneficiary of and do not hold any significant interest in any significant variable interest entity that presently require us to apply the provisions of FIN 46.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is change in interest rates. Our principal exposure is variable market rates of interest associated with borrowings under our credit facilities. Borrowings under our credit facilities are subject to short term interest rates, principally LIBOR, that vary with market conditions. The amount of interest we incur also depends upon the amount of borrowings outstanding. We attempt to manage upside interest rate risk associated with our variable rate debt by using interest rate hedging instruments. The interest rate hedging instruments indicated below were not entered into for trading or speculative purposes.

         The following tables summarize our market risks associated with debt, redeemable preferred stock that has a specified redemption date, and interest rate hedging instruments outstanding at December 31, 2002 and 2001, respectively. For debt and redeemable preferred stock, the tables display future cash flows for periodic payments and maturities of principal of debt and the scheduled redemption at par value for the preferred stock based on amounts outstanding at December 31, 2002 and 2001, respectively. The percentage rate indicated within each year for debt and redeemable preferred stock represents the applicable weighted average interest or dividend rate associated with payments, maturities, and/or redemption, as the case may be, occurring in that year. Because of their variable and unpredictable nature, the interest rate specified for variable rate debt for each year is based on the actual weighted average rate in effect at December 31, 2002 and 2001, respectively, adjusted for payments and maturities that occur in each subsequent year within the tables. For interest rate hedging instruments, the tables reflect the year in which the contracts related to the notional amounts terminate and the weighted average rate of interest associated with the terminating contracts. The notional amounts of the swaps and caps are used to measure interest to be paid or received. We do not pay or receive any cash for the notional amounts when the contracts terminate.

         Fair values of debt and redeemable preferred stock are based on the carrying amount of the debt and redeemable preferred stock outstanding at December 31, 2002 and 2001, respectively. The fair values of our fixed rate debt and redeemable preferred stock that are publicly held at December 31, 2002 and 2001 were estimated using available market prices for those that have determinable market prices and market prices of other comparable securities for those where no market price is determinable. These securities are not actively traded. The fair value at December 31, 2002 for one note series that is not publicly registered and is subject to restrictions on transfer was estimated from the fair values attributed to our comparable publicly held notes. The fair value for this note series at December 31, 2001 was assumed to be equal to its principal amount at that date, for the series had been newly issued near December 31, 2001 and its interest rate at issuance approximated market rates available at December 31, 2001. Other fixed rate debt at December 31, 2002 and 2001 was not significant and the fair value was assumed to be equal to its carrying amount. Principal amounts outstanding for variable rate debt, including PSC's note payable to PCC, at December 31, 2002 and 2001 were assumed to approximate their fair values at those dates because this debt is subject to short term variable rates of interest and the rates in effect at those dates approximated market rates available at each date. Fair values of the swaps and caps were based on the estimated amounts to settle the contracts assuming they were terminated at December 31, 2002 and 2001, respectively.


                                                           (dollars in thousands)
Market Risks at December 31, 2002

                                                                                                                          Fair
                            2003          2004        2005        2006        2007      Thereafter         Total          Value
                            ----          ----        ----        ----        ----      ----------         -----          -----
Debt:
  Fixed rate              $2,249          $425      $182,895    $295,000     $316,245     $175,000      $971,814       $523,746
  Average
  interest rate             6.55%         4.73%        10.69%      11.49%       13.01%       11.25%

  Variable rate           $3,382      $155,138      $229,071                                            $387,591       $387,591
  Average
  interest rate             5.31%         5.31%         5.56%

Redeemable
preferred stock                                                              $183,978                   $183,978        $59,199
Average
dividend rate                                                                   12.75%

Swaps notional
amount                   $72,114                                                                         $72,114        $(1,269)
Average
pay rate                    7.19%

Caps notional
amount                   $67,886                     $31,600                                             $99,486            $71
Average
contract rate               9.00%         6.50%


                                                           (dollars in thousands)
Market Risks at December 31, 2001

                                                                                                                          Fair
                            2002          2003        2004        2005        2006      Thereafter         Total          Value
                            ----          ----        ----        ----        ----      ----------         -----          -----
Debt:
  Fixed  rate             $5,978        $2,420        $458      $200,345     $295,159     $531,012    $1,035,372       $892,436
  Average
  interest rate             5.97%         6.61%       5.87%        10.84%       11.48%       12.39%

  Variable rate           $2,750       $29,417    $192,208      $127,875                                $352,250       $352,250
  Average
  interest rate             5.44%         6.17%       5.66%         5.44%

Redeemable
preferred stock                                                                           $172,952      $172,952       $135,076
Dividend rate                                                                                12.75%

Swaps notional
amount                                 $72,114                                                           $72,114        $(4,161)
Average
pay rate                                  7.19%

Caps notional
amount                                 $67,886                                                           $67,886             $1
Average
contract rate                             9.00%


         With respect to interest expense we incurred on our variable rate debt borrowings in 2002, we benefited from lower interest rates available throughout the year as well as a lesser average amount of debt outstanding compared to 2001. Our average amount of variable rate debt outstanding during 2002 was $309.9 million compared to $399.6 million in 2001. The weighted average interest rate, including applicable margins but excluding the effects of interest rate hedging instruments, incurred on variable debt rate in 2002 was 5.46% compared to 7.61% in 2001. Short term interest rates in general declined throughout 2002 in response to the Federal Reserve's continuing attempt that was initiated in 2001 to stimulate the economy by reducing interest rates. Such interest rate reductions in general meant that continually declining market rates of interest were available to us in 2002 relative to 2001.

         At December 31, 2002, we had two interest rate swap contracts with a combined notional amount of $72.1 million that were outstanding for all of 2002. Under the swaps, we pay fixed rate interest to the counter parties to the contracts at the rates specified in the contracts. In exchange, the counter parties pay variable LIBOR interest rates to us. The LIBOR rate for each contract is based on the market six month LIBOR rate in effect at the beginning of each six month rate resetting period. The purpose of the swaps is to protect us from an increase in market LIBOR rates above the contracted fixed rates. The applicable LIBOR rates were less than the related fixed swap rates for all of 2002 and 2001. As a result, we incurred additional interest expense of $3.6 million and $1.3 million in 2002 and 2001, respectively. This additional interest had the effect of adding 117 and 34 basis points to our aggregate combined weighted average variable interest rate associated with amounts outstanding under our credit facilities for 2002 and 2001, respectively.

         At December 31, 2002, we had four interest rate cap contracts, two that were outstanding for all of 2002 and two that we entered into in August 2002. Under the caps, we receive interest from the counter parties to the contracts when the LIBOR interest rates specified in the contracts exceed the contracted interest cap rates. The LIBOR rate for each contract is based on the market three month LIBOR rate in effect at the beginning of each three month resetting period. The caps have not had any effect on our effective interest rates or the amount of interest incurred during 2002 or 2001.

         We measure our derivative financial instruments based on their fair values, and recognize related assets or liabilities as appropriate in the statement of financial position. The fair values of our interest rate swaps and caps are determined by the counter parties to the contracts of the respective instruments. The fair values are measured by the amount that the contracts could be settled at on any designated day. No cash is exchanged on these assumed settlements, but we record gains for increases and losses for decreases in the fair values between assumed settlement dates, which occur on each calendar quarter end month. These gains and losses are recorded in the period of change in other nonoperating income and expense, respectively. The aggregate fair value of the swaps and caps at December 31, 2002 and 2001 were liabilities of $1.2 million and $4.2 million, respectively. We recognized a gain of $3.0 million in 2002 and a loss of $4.2 million in 2001 for the net change in the aggregate net fair value within those years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth beginning on page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         Set forth below is information regarding our directors and executive officers. The directors listed below also currently serve on the board of directors of PCC and PM&C. All of the officers listed below hold the same positions with PCC and PM&C as they do with PSC.

         Marshall W. Pagon has served as Chairman of the Board and Chief Executive Officer since our incorporation. Additionally, Mr. Pagon served as President from our incorporation to December 2001 and served as Treasurer from incorporation to June 1997. From 1991 to October 1994, when the assets of our various affiliates, principally limited partnerships that owned and operated our television and cable operations, were transferred to subsidiaries of PM&C, entities controlled by Mr. Pagon served as the general partner of these partnerships and conducted our business. Mr. Pagon's background includes over 20 years of experience in the media and communications industry. Mr. Pagon is 47 years old.

         Ted S. Lodge has been a director since May 5, 2000 and has served as President, Chief Operating Officer and Counsel since December 2001. Mr. Lodge served as Senior Vice President, Chief Administrative Officer, General Counsel and Assistant Secretary beginning on July 1, 1996. In June 1997, Mr. Lodge became Secretary, and in July 2000, he became an Executive Vice President. From June 1992 through June 1996, Mr. Lodge practiced law with Lodge & Company, and during that period, was engaged by us as our outside legal counsel in connection with various matters. Mr. Lodge is 46 years old.

         Robert F. Benbow has been a director since May 5, 2000. Mr. Benbow had been a director of Golden Sky Systems, Inc. and its predecessors from February 1997 to May 5, 2000. He is a Vice President of Burr, Egan, Deleage & Co., a private venture capital firm, and a Managing General Partner of Alta Communications, Inc., a private venture capital firm. Prior to joining Burr, Egan, Deleage & Co. in 1990, Mr. Benbow spent 22 years with the Bank of New England N.A., where he was a Senior Vice President responsible for special industries lending in the areas of media, project finance and energy. Mr. Benbow is 67 years old.

         Howard E. Verlin serves as an Executive Vice President. Mr. Verlin's responsibilities include overseeing investor relation and capital market activities. Mr. Verlin served as Assistant Secretary until June 2000 and supervised our cable operations until the sale of our last cable system in September 2000. Mr. Verlin has served similar functions with respect to our predecessors in interest and affiliates since 1987 and has over 20 years of experience in the media and communications industry. Mr. Verlin is 41 years old.

         Joseph W. Pooler, Jr. has served as our Senior Vice President of Finance since February 2003. Mr. Pooler served as Vice President of Finance and Controller from January 2001 to February 2003, and as Vice President and Controller of Pegasus Satellite Television from December 1999 through January 2001. Prior to joining us, from January 1997 to December 1999, Mr. Pooler served as Corporate Controller of MEDIQ, Incorporated. Between 1993 and 1997, Mr. Pooler held various other positions with MEDIQ, Incorporated, including Director of Operations and Director of Sales Support. Mr. Pooler is a certified public accountant. Mr. Pooler is 37 years old.

         Scott A. Blank currently serves as Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary. Mr. Blank served as Assistant General Counsel from January 1999 to January 2000 and as Vice President of Legal and Corporate Affairs from January 2000 to May 2001. Mr. Blank began serving as Senior Vice President of Legal and Corporate Affairs in June 2001 and as General Counsel and Secretary in December 2001. Mr. Blank had been Assistant Secretary from January 1999 to December 2001. Prior to joining us, Mr. Blank was an attorney at the Philadelphia, Pennsylvania law firm of Drinker Biddle & Reath LLP from November 1993 to January 1999. Mr. Blank is 42 years old.

         John K. Hane has served as Senior Vice President of Business Development since April 2001, and is involved with our advance Ka multimedia satellite system design and procurement. Prior to April 2001, Mr. Hane served as Senior Vice President of Pegasus Development Corporation from July 1999 through December 2000, and then as Vice President, Space Development from January 2001 to April 2001. Mr. Hane is the founder of Highcast Network, Inc., a developmental stage broadcast network that enables local television stations to insert local advertising and station promotions into digital signals, and has served as President and CEO of Highcast from March 1999 until the present. PDC holds a minority stake in Highcast and has the possibility of assuming a majority equity and voting position in Highcast. Prior to founding Highcast, Mr. Hane was Director of Regulatory Affairs for Lockheed Martin's commercial satellite service subsidiary, Lockheed Martin Telecommunications, where he was responsible for regulatory matters, and for assisting in the development of specifications and applications for several proposed satellite systems. From September 1995 through January 1997, Mr. Hane served as Vice President of Governmental Affairs for New World Television. Mr. Hane is 43 years old.

         Karen M. Heisler has served as Senior Vice President of Human Resources and Administrative Services since April 2001. Prior to April 2001, Ms. Heisler served as Vice President of Human Resources after joining us in January 2001. From August 1999 through September 2000, Ms. Heisler was Vice President of Learning and Development for Comcast Cable's Comcast University, where she was responsible for employee training and development. Prior to this position, from November 1998 through August 1999, she was Senior Vice President of Human Resources at Comcast Cellular Communications. Prior to November 1998, Ms. Heisler spent approximately 13 years with Episcopal Hospital Systems. Ms. Heisler is 43 years old.

         Rory Lindgren has served as Executive Vice President, Operations responsible for Marketing, Direct Sales, Customer Care and Information Technology since February 2003. Mr. Lindgren served as Senior Vice President, Operations from July 2002 to February 2003. Prior to July 2002, Mr. Lindgren served as Senior Vice President, Customer Relationship Management after joining us in April 2001. Prior to joining us, Mr. Lindgren served as Senior Vice President, Customer Service for Fleet Boston Financial where he was responsible for leading customer care operations. Prior to August 1998, Mr. Lindgren held key management positions at MasterCard International, First Chicago NBD Corporation and American Express. Mr. Lindgren is 46 years old.

ITEM 11.  EXECUTIVE COMPENSATION

General

         Unless otherwise indicated, all share and dollar amounts per share set forth in this Item 11 have been adjusted to reflect a one for ten reverse stock split effected by PCC on December 31, 2002.

Incentive Compensation

         Prior to 2001, management employees received incentive compensation based upon year over year increases in divisional cash flow. The additional compensation took the form of awards made pursuant to the PCC Restricted Stock Plan. Management employees had the election of receiving awards in the form of restricted stock and/or stock options. Executive officers had the additional option of receiving a portion of their awards in the form of cash to the extent the amount did not exceed one-third of their salary.

         In 2001, in lieu of awards being made pursuant to the PCC Restricted Stock Plan, an incentive plan was established whereby executives and other key employees had the opportunity to receive cash awards based upon the achievement of company wide and individual performance goals. The plan was designed as a "pay for performance" incentive plan intended to encourage senior management to strive for operational excellence and to increase stockholder value through the attainment of specified performance targets. With respect to 2001, although managers received cash awards under the 2001 plan for the achievement of certain goals, no awards were granted to executive officers. With respect to 2001, there were 110 employees who participated in the 2001 incentive plan.

         In 2002, one of management's primary objectives was to significantly improve consolidated cash flows from operating and investing activities. As a consequence, effective April 1, 2002, PCC adopted its 2002 Short-Term Incentive Plan (the "2002 STI Plan") pursuant to which cash bonuses were payable to 126 management employees participating in the 2002 STI Plan based upon the achievement of certain "free cash flow" (as this term is defined in the 2002 STI
Plan) targets during calendar year 2002. During 2002, cash used in operating and investing activities decreased by approximately $196 million compared to 2001.

         In addition to the 2002 STI Plan, the Compensation Committee of the board of directors of PCC also established with respect to calendar year 2002 a long term incentive program whereby participating officers would be granted restricted stock awards under the PCC Restricted Stock Plan based upon the amount of cash bonuses earned by the officer under the 2002 STI Plan with respect to calendar year 2002 and dividing it by $10.30, the closing price of PCC's Class A common stock on the day prior to the long term incentive compensation program being adopted. Restricted stock awards made pursuant to this program will be 50% vested upon the date of grant and will vest with respect to an additional 25% on the first and second anniversaries from the date of grant. Granting of awards under the long term incentive program is subject to formal action by PCC's Compensation Committee. To date, the Compensation Committee has not formally granted these awards. Consequently, the value of these awards is not now determinable.

Summary Executive Compensation

         The following table sets forth certain information for PSC's last three fiscal years concerning the compensation paid to the Chief Executive Officer and to each of PSC's five most highly compensated officers other than the Chief Executive Officer. Each of these individuals served in the same capacities with PCC and PM&C as they did with PSC. Consequently, the amounts set forth below represent compensation paid to the individuals for services they rendered to all three companies.



                                                                 Summary Compensation Table

                                                                                                Long-Term
                                            Annual Compensation                            Compensation Awards
                          ------------------------------------------------------------    ------------------------
                                                                                        Restricted      Securities
                          Principal                                       Other Annual     Stock        Underlying       All Other
         Name             Position     Year     Salary      Bonus(1)     Compensation(4)  Award(6)       Options     Compensation(8)
         ----             --------     ----     ------      --------      ------------    --------       -------     ---------------

Marshall W. Pagon..   Chairman and     2002    $475,000     $898,992(2)      $80,990(5)      --           50,000        $201,818(9)
                      Chief            2001    $428,846     $174,997         $59,245(5)      --           24,500        $336,804(9)
                      Executive        2000    $330,769        --            $40,150(5)      --           15,683(7)     $221,526(9)
                      Officer


Ted S. Lodge.......   President,       2002    $358,654   $1,498,399(2)(3)     --            --           25,000         $29,110(10)
                      Chief            2001    $256,538     $112,492(2)        --            --           12,000          $3,900
                      Operating        2000    $207,404      $86,096(2)        --            $13,881       7,500          $3,900
                      Officer and
                      Counsel

Howard E. Verlin...   Executive Vice   2002    $250,000     $268,216(2)        --            --            5,000          $4,039
                      President        2001    $231,538      $66,654(2)        --            --            7,164(7)      $10,500
                                       2000    $185,539     $299,961(2)        --            --            7,500          $2,101




Scott A. Blank.....   Senior Vice      2002    $210,000     $276,539(2)        --            --            4,999          $4,458
                      President,       2001    $188,077      $25,803           --            $87,459       7,500          $4,306
                      General
                      Counsel and
                      Secretary

John K. Hane.......   Senior Vice      2002    $210,000     $226,539(2)        --            --            4,999         $10,597
                      President        2001    $187,846      $15,651           --            $60,515       4,499         $ 6,972


Karen M. Heisler...   Senior Vice      2002    $210,000     $226,539(2)        --            --            4,999          $5,912
                      President        2001    $181,500      $25,000           --            --            7,999          $4,313


-------------------
(1) Unless otherwise indicated, the included amounts represent the fair market value of shares of PCC's Class A common stock vested at the time of award under PCC's Restricted Stock Plan. Subject to limitations specified in PCC's Restricted Stock Plan, an executive officer may elect to receive all or a portion of an award in the form of cash, PCC Class A common stock or an option to purchase shares of PCC Class A common stock. The cash portion of an award is reported as a bonus to executive officers, as described in note 2 below. The portion of an award chosen to be received as PCC Class A common stock is reported either as a bonus if unrestricted at the time of grant or, if restricted, as a restricted stock award under note 5 below. The portion of an award chosen to be received as options to purchase shares of PCC Class A common stock is reported under note 7 below. Generally, awards made under PCC's Restricted Stock Plan vest based upon years of service with PCC or its subsidiaries from the date of initial employment. Shares are vested 34% after two years of employment, an additional 33% after three years of employment and the remaining 33% vests upon four years of employment. As a consequence, awards made under PCC's restricted stock plan may be either partially or fully vested on the date they are granted. All awards made to Messrs. Pagon and Verlin under PCC's Restricted Stock Plan in fiscal years 2000 and 2001 were fully vested on the date granted. The award to Mr. Lodge in fiscal year 2000 was 67% vested on the date granted, and the awards to Mr. Lodge in fiscal years 2001 and 2002 were fully vested on the date granted. Mr. Blank received three awards in fiscal year 2001, two of which were 34% vested on the date granted and one which had not yet vested on the date granted. Pursuant to the long term incentive program established for 2002, our executive officers will also receive restricted stock awards based upon the amount of cash paid to them pursuant to the 2002 STI Plan. The granting of awards under the long-term incentive program is subject to formal action by PCC's Compensation Committee. To date, the Compensation Committee has not formally granted these awards. Consequently, the value of these awards is not now determinable.

(2) Includes cash awards for 2002 under PCC's 2002 STI Plan, for 2001 and 2000 under the Executive Incentive Plan, and amounts chosen by each named executive officer to be received as cash under PCC's Restricted Stock Plan, as described in note 1 above. The amounts paid under the 2002 STI Plan include payments made in 2003 with respect to 2002 performance and consist of Tier 1, Tier 2, and Tier 3 payments, as applicable. The amounts listed below reflect the cash portion of discretionary awards awarded to each of the named executive officers under PCC's Restricted Stock Plan for each of the three past fiscal years.

                                       2000           2001           2002
                                       ----           ----           ----
                  Mr. Pagon             --             --             --
                  Mr. Lodge           $58,000        $75,000          --
                  Mr. Verlin          $55,000        $33,333          --
                  Mr. Smith           $16,500        $53,333          --
                  Mr. Blank              *             --             --
                  Mr. Hane               *             --             --
                  Ms. Heisler            *           $25,000          --

         * Mr. Blank, Mr. Hane, and Ms. Heisler were named executive officers of PSC in 2001.

(3) Of the amount listed for Mr. Lodge in fiscal year 2002, $1,005,000 represents compensation in the form of fully vested restricted stock granted to Mr. Lodge in February 2002 under PCC's Restricted Stock Plan in connection with Mr. Lodge's appointment as President and Chief Operating Officer of PCC and certain of its subsidiaries, including PSC and PM&C.

(4) No named executive officer received a perquisite or other personal benefit in excess of the lesser of %50,000 or 10% of such individual's salary plus annual bonus, except as set forth in footnote 5 below.

(5) Represents the value of benefits received related to the plane available for use by us.

(6) The included amounts represent the fair market value of the restricted portion of stock awards chosen to be received under PCC's Restricted Stock Plan, as described in note 1 above. Mr. Lodge's employment with PSC began on July 1, 1996. Consequently, the award of 86 shares granted to Mr. Lodge in fiscal year 2000 was fully vested on July 1, 2000, and the awards of 146 shares and 15,000 shares granted to Mr. Lodge in fiscal years 2001 and 2002, respectively, were fully vested on the date granted. Mr. Blank's employment with PSC began on January 18, 1999. Consequently, as of December 31, 2002, 339 of the 506 shares granted to Mr. Blank under PCC's Restricted Stock Plan in fiscal year 2001, or 67%, had vested. The remaining 167 shares vested on January 18, 2003. Based upon the closing price of PCC's Class A common stock on December 31, 2002 of $13.10 per share, the 167 restricted shares held by Mr. Blank had a value of $2,188 on December 31, 2002. Mr. Hane's employment with PSC began on August 9, 1999. Consequently, as of December 31, 2002, 273 of the 408 shares granted to Mr. Hane under PCC's Restricted Stock Plan in fiscal year 2001, or 67%, had vested. The remaining 135 shares will vest on August 9, 2003. Based upon the closing price of PCC's Class A common stock on December 31, 2002 of $13.10 per share, the 135 restricted shares held by Mr. Hane had a value of $1,769 on December 31, 2002. Subject to limitations specified in PCC's Restricted Stock Plan, executive officers are entitled to receive dividends on the unvested portion of their awards, excluding any portion of their award for which they elect to receive options in lieu of stock. PCC does not anticipate paying cash dividends on its common stock in the foreseeable future. PCC's policy is to retain cash for operations and expansion.

(7) Includes options issued under PCC's Restricted Stock Plan in lieu of receiving the award in cash or stock. In fiscal year 2000, Mr. Pagon received options under PCC's Restricted Stock Plan to purchase 682 shares. In fiscal year 2001, Mr. Verlin received options under PCC's Restricted Stock Plan to purchase 163 shares. Options granted pursuant to PCC's restricted stock plan vest based upon years of service with Pegasus Communications or its subsidiaries from the date of initial employment, as described in note 1 above.

(8) Unless otherwise indicated, the amounts listed represent PCC's contributions under its U.S. 401(k) plan established for its employees and the employees of its subsidiaries, including the employees of PSC.

(9)      For fiscal years 2000, 2001 and 2002, $250,000, $416,805 and $250,000, respectively, were paid by PCC with respect to split dollar agreements entered into by PCC with the trustees of insurance trusts established by Mr. Pagon. The split dollar agreements provide that PCC will be repaid all amounts it expends for premiums, either from the cash surrender value or the proceeds of the insurance policies. For purposes of this table, the applicable SEC rules permit an alternative method to be presented: the dollar value of the benefit to Mr. Pagon determined based upon the net premium paid by PCC less the present value of the future recovery of the premium. The present value of the recovery of the premium may be calculated by taking the long term applicable federal rate and discounting the annual net premium by the number of years until a recovery is anticipated. Based upon an actuarial life expectancy for Mr. Pagon of 76 years and the applicable federal rate for the month of December for 2000, 2001, and 2002 of 5.98%, 5.05%, and 4.92%, respectively, under the alternative reporting methodology, the amounts reported in the table for 2000, 2001, and 2002 are $211,026, $326,304, and $190,818, respectively. The amounts paid by PCC for premiums and the amounts reported in the prior sentence under the alternative reporting methodology are presented in conformity with the SEC rules relating to this table and are not indicative of amounts includable in compensation pursuant to applicable IRS rules. See ITEM
         13. Certain Relationships and Related Transactions - Split Dollar Agreement.

(10) The amount listed for Mr. Lodge in fiscal year 2002 represents the full dollar amount of premiums paid by PCC in connection with disability and life insurance policies.

Option Grants in 2002

         PCC granted options to its employees and the employees of its subsidiaries, including PSC, to purchase a total of 146,252 shares of PCC's Class A common stock during 2002, which were granted under PCC's Stock Option Plan. The amounts set forth below in the columns entitled "5%" and "10%" represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.



                                                                                                       Potential Realizable Value
                                                                                                       at Assumed Annual Rates of
                                                                                                        Stock Price Appreciation
                                                       Individual Grants                                    for Option Term
                               ---------------------------------------------------------------        ----------------------------
                                Number of        % of Total
                                Securities        Options
                                Underlying      Granted to          Exercise
                                 Options       Employees in          Price          Expiration
            Name               Granted (1)      Fiscal Year        Per Share           Date              5%                10%
            ----               -----------      -----------        ---------           ----              --                ---
Marshall W. Pagon...              50,000           34.2             $10.30           6/18/12       $  291,500        $   769,000

Ted S. Lodge........              25,000           17.1             $10.30           6/18/12       $  145,750        $   384,500

Howard E. Verlin....               5,000            3.4             $10.30           6/18/12       $   29,150        $    76,900

Scott A. Blank......               4,999            3.4             $10.30           6/18/12       $   29,144        $    76,885

John K. Hane........               4,999            3.4             $10.30           6/18/12       $   29,144        $    76,885

Karen M. Heisler....               4,999            3.4             $10.30           6/18/12       $   29,144        $    76,885

------------

(1) The included amounts represent the number of options issued on June 18, 2002, under PCC's Stock Option Plan. Options granted to named executive officers of PSC under PCC's Stock Option Plan become exercisable as determined by a stock option plan committee organized pursuant to the plan. The options issued as part of the June 18, 2002 grant vest as follows: 25% on date of grant; an additional 2.083% on the 18th day of each calendar month starting on July 18, 2002 and ending on May 18, 2005; and an additional 2.095% on June 18, 2005.


         The table below shows aggregated stock option exercises for the purchase of PCC's Class A common stock by the named executive officers of PSC in 2002 and 2002 year end values. In the money options, which are listed in the last two columns, are those in which the fair market value of PCC's Class A common stock exceeds the exercise price of the option. The closing price of PCC's Class A common stock on December 31, 2002 was $13.10 per share.


                        Aggregate Option Exercises in 2002 and 2002 Year End Option Values

                                                                  Number of Securities            Value of the Unexercised
                                                                 Underlying Unexercised           In the Money Options at
                                                               Options at Fiscal Year End             Fiscal Year End
                            -------------------------------- -------------------------------- ---------------------------------
                                Shares
                             Acquired on        Value
           Name                Exercise        Realized        Exercisable    Unexercisable     Exercisable     Unexercisable
           ----              -----------       --------        -----------    -------------     -----------     -------------

Marshall W. Pagon...              0               --              125,930         36,251        $  52,497          $  87,503

Ted S. Lodge........              0               --               63,373         18,126        $  26,247          $  43,753

Howard E. Verlin....              0               --               45,400          5,626        $   5,247          $   8,753

Scott A. Blank......              0               --               10,917          7,580        $   5,247          $   8,750

John K. Hane........              0               --               10,887         10,610        $   5,247          $   8,750

Karen M. Heisler....              0               --                2,374         10,624        $   5,247          $   8,750


Employment Contracts

         Mr. Lodge serves as our President and Chief Operating Officer pursuant to an agreement effective as of June 1, 2002. The agreement is for a three year term and is automatically renewable for additional one year terms at the agreement's second anniversary and every anniversary thereafter, unless ninety days prior written notice of nonrenewal is given by Mr. Lodge or us. Under the agreement, Mr. Lodge receives an annual base salary that is subject to at least annual review by us and which may be increased but not decreased below its current amount. In addition, under the agreement, Mr. Lodge is eligible to participate in the 2002 STI Plan; is to receive supplemental life insurance and long term disability coverage with the cost of each coverage not to exceed $15,000 annually; and such other employee benefits and perquisites as are generally available to our executive officers. If Mr. Lodge's employment is terminated for any reason other than for cause, Mr. Lodge is entitled to an amount equal to two times his base salary (as is then in effect); an amount equal to two times the average amount of his annual award payments under the 2002 STI Plan; a lump sum payment to offset the taxable cost of COBRA coverage; and professional outplacement assistance. If we decline to renew this agreement, Mr. Lodge is entitled to receive a payment equal to his annual base salary (as is then in effect).

         If Mr. Lodge's employment is terminated anytime six months prior to a change in control or within two years following a change of control and if he signs a waiver and release agreement, he will be entitled to receive certain severance benefits in a lump sum payment. The severance benefits would generally equal the sum of 1) three times his annual base salary and 2) three times the average annual amount of the annual award under our short term incentive plan for a specified three year period and 3) the aggregate taxable cost of the continued health benefits provided under the employment agreement but not paid by Mr. Lodge divided by 0.65. Also, Mr. Lodge will be entitled to receive 1) continued health coverage for three years after his termination, 2) professional outplacement assistance not to exceed $25,000, and 3) all of his options as if fully vested.

         In general under the employment agreement, a change of control is one or more of the following events: 1) the sale, lease, transfer, conveyance or other disposition of all or substantially all of our assets, 2) any Person becomes a beneficial owner of more of PCC's voting stock than is at the time beneficially owned by Mark Pagon and his related parties in the aggregate, 3) Mark Pagon and his related parties collectively cease to beneficially own at least thirty percent of the combined voting power of all classes of voting stock of PCC, 4) Mark Pagon and his related parties acquire, in the aggregate, beneficial ownership of more than 66-2/3% of the shares of PCC's Class A common stock at the time outstanding, 5) certain changes are made to the composition of the board, or 6) a plan of liquidation or dissolution is adopted. The employment agreement also contains certain non-competition and confidentiality provisions.

Compensation Committee Interlocks and Insider Participation

         During 2002, the compensation committee of PCC's board of directors generally made decisions concerning executive compensation of executive officers. For fiscal year 2002, the compensation committee consisted of James J. McEntee, III, Harry F. Hopper, and Robert F. Benbow. Mr. Benbow is associated with affiliates of Alta Communications that were formerly stockholders of Golden Sky Systems, Inc. See ITEM 13. Certain Relationships and Related Transactions - Voting Agreement.

Compensation of Directors

         Under our by laws, each director is entitled to receive such compensation, if any, as may from time to time be fixed by the board of directors. Each of our directors serves in the same capacity with PCC and PM&C as they do with PSC. Consequently, the amounts set forth below represent compensation paid to the individuals for services they rendered to all three companies. We currently pay our directors who are not our employees or officers an annual retainer of $10,000 plus $1,000 for each board meeting attended in person, $500 for each meeting of a committee of the board and $500 for each board meeting held by telephone. The annual retainer is payable, at each director's option, in cash or in the form of options to purchase PCC's Class A common stock. We also reimburse each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the board or committee of the board.

         On June 18, 2002, each of PCC's non-employee directors received options to purchase 10,000 shares of PCC's Class A common stock under PCC's stock option plan at an exercise price of $10.30 per share, the closing price of the PCC's Class A common stock on June 17, 2002, the date prior to the date of the grant. The options issued vested 25% on the date of the grant, with an additional 2.083% vesting on the eighteenth day of each calendar month from July 18, 2002 to May 18, 2005 and an additional 2.095% vesting on June 18, 2005. Each option is exercisable until June 18, 2012, the tenth anniversary of the date of grant.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Unless otherwise indicated, all share amounts and dollar amounts set forth in this Item 12 have been adjusted to reflect a one for ten reverse stock split effected by PCC on December 31, 2002.

Security Ownership of PSC

         PSC's outstanding common stock currently consists of 200 shares of Class B common stock, par value $0.01 per share, all of which is held by PCC. The address for PCC is c/o Pegasus Communications Management Company, 225 City Line Avenue, Suite 200, Bala Cynwyd, Pennsylvania 19004.

Security Ownership of PCC

          The following table sets forth information as of March 10, 2003 (unless otherwise indicated in the notes below) regarding the beneficial ownership of the Class A and Class B common stock of PCC by (a) each stockholder known to PCC to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of more than 5% of PCC's Class A common stock and Class B common stock, based upon PCC's records or the records of the Securities and Exchange Commission, (b) each director of PSC, (c) each of the named executive officers of PSC and (d) the directors and current executive officers of PSC as a group. Each share of Class B common stock of PCC is currently convertible at the discretion of the holders into an equal number of shares of PCC Class A common stock. Each of the stockholders named below has sole voting power and sole investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated.



            Name and address of                     PCC Class A Common Stock            PCC Class B Common Stock       Voting
              Beneficial Owner                         Beneficially Owned                  Beneficially Owned           Power
            -------------------                     ------------------------            ------------------------       ------
                                                          Shares              %           Shares            %             %
                                                          ------             ---          ------           ---           ---
Marshall W. Pagon(1) (2)....................        1,390,818 (3)(4)        23.9          916,380(4)        100          68.5
Ted S. Lodge................................           74,798 (5)            1.5               --            --            *
Howard E. Verlin............................           54,536 (6)            1.1               --            --            *
Scott A. Blank..............................          149,283 (7)            3.1               --            --           1.1
John K. Hane................................           11,661 (8)             *                --            --            *
Karen M. Heisler............................          134,601 (9)            2.8               --            --           1.0
Robert F. Benbow............................        1,396,450 (4)(10)       24.0          916,380(4)        100          68.6
Alta Communications VI, L.P. and related
  entities (11).............................        1,390,818 (4)           23.9          916,380(4)        100          68.5
FMR Corp. (12)..............................          630,577               13.2               --            --           4.5
John Hancock Financial Services, Inc.  and
  related entities (13).....................          461,841                9.7               --            --           3.3
Par Capital Management Inc. (14)............          293,450                6.2               --            --           2.1
Directors and current executive officers as
  a group (15) (consists of 9 persons)......        1,703,776               28.5          916,380(4)        100          70.0

---------------------------

* Represents less than 1% of the outstanding shares of PCC's Class A common stock or less than 1% of the voting power, as applicable.

(1) The address of this person is c/o Pegasus Communications Management Company, 225 City Line Avenue, Suite 200, Bala Cynwyd, PA 19004.

(2) Pegasus Capital, L.P. holds 248,814 shares of Class B common stock. Mr. Pagon is the sole stockholder of the general partner of Pegasus Capital, L.P. and is deemed to be the beneficial owner of these shares. All of the 667,567 remaining shares of Class B common stock are owned by Pegasus Communications Holdings, Inc. and two of its subsidiaries. All the capital stock of Pegasus Communications Holdings, Inc. is held by Pegasus Communications Limited Partnership. Mr. Pagon controls Pegasus Communications Limited Partnership by reason of his ownership of all the outstanding voting stock of the sole general partner of a limited partnership that is, in turn, the sole general partner in Pegasus Communications Limited Partnership. Therefore, apart from the voting agreement described in note 4 below, Mr. Pagon is the beneficial owner of 100% of Class B common stock with sole voting and investment power over all such shares.

(3) Includes 35,500 shares of Class A common stock owned directly by Pegasus PCS Partners, L.P. Mr. Pagon, Pegasus Capital, Ltd., Pegasus Capital L.P., Pegasus Communications Portfolio Holdings, Inc. and Pegasus PCS, Inc. are deemed to be beneficial owners of the shares. Mr. Pagon is the sole stockholder of the general partner of Pegasus Capital, L.P., which is the sole stockholder of Pegasus Communications Portfolio Holdings, Inc., the sole stockholder of Pegasus PCS, Inc., the general partner of Pegasus PCS Partners, L.P. Mr. Pagon and each of the entities named as beneficial owners of the 35,500 shares of Class A common stock disclaim beneficial ownership with respect to such shares, except to their respective pecuniary interests therein. Also includes the 916,380 shares of Class B common stock described in note 2 above which are convertible into shares of Class A common stock on a one for one basis, 130,096 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options and 3,852 shares of Class A common stock which Mr. Pagon holds directly.

(4) As a consequence of being parties to the voting agreement (described below in Item 13. Certain Relationships and Related Transactions - Voting Agreement), each of these parties is deemed to have shared voting power over certain shares beneficially owned by them in the aggregate for the purposes specified in the voting agreement. Therefore, the parties to the voting agreement will each be deemed to be the beneficial owner with respect to 916,380 shares of Class A common stock issuable upon conversion of all of the outstanding shares of Class B common stock beneficially owned by Mr. Pagon as described in note 2 above, the 169,448 additional shares of Class A common stock beneficially owned by Mr. Pagon as described in note 3 above and 304,990 shares of Class A common stock held in the aggregate by Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S By S LLC as described in note 11 below.

(5) This includes 300 shares of Class A common stock owned by Mr. Lodge's wife, of which Mr. Lodge disclaims beneficial ownership, and 65,458 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(6) This includes 45,818 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(7) This includes 129,181 shares of Class A common stock held in PCC's 401(k) plan over which Mr. Blank and Ms. Heisler share voting power in their capacities as co-trustees and 13,810 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options.

(8) This includes 11,304 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options.

(9) This includes 129,181 shares of Class A common stock held in PCC's 401(k) plan over which Ms. Heisler and Mr. Blank share voting power in their capacities as co-trustees and 5,420 shares of Class A common stock issuable upon the exercise of the vested portion of outstanding stock options.

(10) The information for Mr. Benbow includes 5,632 shares of Class A common stock which are issuable upon the exercise of the vested portion of outstanding stock options and all shares of Class A common stock held by Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm. S By S LLC as described below in note 11. Mr. Benbow is a general partner of Alta Communications VI, L.P. and Alta Subordinated Debt Partners III, L.P. Alta-Comm. S By S LLC is required to invest in the same securities as Alta Communications VI, L.P. Mr. Benbow disclaims beneficial ownership of all shares held directly by those entities, except for his pecuniary interest therein. The address of this person is 200 Clarendon Street, Floor 51, Boston, MA 02116.

(11) Based on information provided pursuant to an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 13, 2003. This includes the following number of shares of Class A common stock held by the designated entity: Alta Communications VI, L.P. (187,803); Alta Subordinated Debt Partners III, L.P. (112,909); and Alta-Comm. S By S LLC (4,278). The address for such entities is 200 Clarendon Street, Floor 51, Boston, MA 02116.

(12) Based on information provided pursuant to an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003. The entity has sole power to vote or to direct the vote of 853 shares of Class A common stock. The address of this entity is 82 Devonshire Street, Boston, MA 02109.

(13) Based on information provided pursuant to an amendment to Schedule 13G filed jointly by John Hancock Financial Services, Inc., its direct, wholly owned subsidiary, John Hancock Life Insurance Company, and its indirect subsidiaries, John Hancock Subsidiaries LLC, The Berkeley Financial Group, LLC and John Hancock Advisers, LLC with the Securities and Exchange Commission on January 31, 2003. John Hancock Advisers, LLC has direct beneficial ownership of, the sole power to vote or to direct the vote, and sole power to dispose or direct the disposition of, all 461,841 shares of Class A common stock. Through their parent subsidiary relationship with John Hancock Advisers, LLC, John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Subsidiaries LLC and The Berkeley Financial Group, LLC each have indirect beneficial ownership of the 461,841 shares of Class A common stock. The address of John Hancock Financial Services, Inc., John Hancock Life Insurance Company and John Hancock Subsidiaries LLC is John Hancock Place, P.O. Box 111, Boston, MA 02117. The address of The Berkeley Financial Group, LLC and John Hancock Advisers, LLC is 101 Huntington Avenue, Boston, MA 02199.

(14) Based on information provided pursuant to an amendment to Schedule 13G filed jointly by Par Investment Partners, L.P., Par Group, L.P. and Par Capital Management, Inc. with the Securities and Exchange Commission on April 15, 2002. The address of Par Investment Partners, L.P., Par Group, L.P. and Par Capital Management, Inc. is One Financial Center, Suite 1600, Boston, MA 02111.

(15) This includes 288,713 shares of Class A common stock which are issuable upon the vested portion of outstanding stock options.

Equity Compensation Plan Information

         No compensation plans currently exist under which our equity securities are authorized for issuance, and therefore, the tabular disclosure required under Item 201(d) of Regulation S-K has been omitted.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Split Dollar Agreements

         In December 1996 and December 2001, PCC entered into split dollar agreements with the trustees of insurance trusts established by Marshall W. Pagon. Under the split dollar agreements, PCC agreed to pay a portion of the premiums for certain life insurance policies covering Mr. Pagon owned by the insurance trusts. The agreements provide that PCC will be repaid for all amounts it expends for such premiums, either from the cash surrender value or the proceeds of the insurance policies. The full dollar value of premiums paid by PCC amounted to $250,000, $416,805, and $260,070 in each of the years of, 2000, 2001, and 2002 respectively.

Relationship with W.W. Keen Butcher and Affiliated Entities

         PSC entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement, as later amended and modified, PSC agreed to provide and maintain collateral for the principal amount of bank loans to Mr. Butcher, his affiliated entities and the minority owner. Mr. Butcher and the minority owner must lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher for the acquisition of television broadcast stations to be programmed by PSC pursuant to local marketing agreements. Pursuant to this arrangement, at December 31, 2002, PSC had provided collateral of $8.3 million with respect to the bank loans. The Butcher companies are required to repay the bank loans with proceeds received from the disposition of assets.

         Under this arrangement, in 1998, PSC sold to one of the Butcher companies the FCC license for the television station then known as WOLF for $500,000 and leased certain related assets to the Butcher company, including leases and subleases for studio, office, tower and transmitter space and equipment, for ongoing rental payments of approximately $18,000 per year plus operating expenses. WOLF is now known as WSWB and is one of the television stations serving the Wilkes-Barre/Scranton, Pennsylvania designated market area that is programmed by a subsidiary of PSC. Mr. Butcher and the minority owner borrowed the $500,000 under the loan collateral arrangement described above. Concurrently with the closing under the agreement described above, one of the Butcher companies assumed a local marketing agreement, under which a subsidiary of PSC provides programming to WSWB and retains all revenues generated from advertising in exchange for payments to the Butcher company of $4,000 per month plus reimbursement of certain expenses. The term of the local marketing agreement is three years, with two three year automatic renewals. The Butcher company also granted PSC an option to purchase the station license and assets if it becomes legal to do so for the costs incurred by the Butcher company relating to the station, plus compound interest at 12% per year.

         On July 2, 1998, PSC assigned to one of the Butcher companies its option to acquire the FCC license for television station WFXU, which rebroadcasts WTLH pursuant to a local marketing agreement with a subsidiary of PSC. The Butcher company paid PSC $50,000 for the option. In May 1999, the Butcher company purchased the station and assumed the obligations under the local marketing agreement with PSC. The Butcher company borrowed the $50,000 under the loan collateral arrangement, and granted PSC an option to purchase the station on essentially the same terms described above for WOLF. PSC exercised this option and acquired WFXU in April 2002 for $250,914.

         PSC currently provides programming under a local marketing agreement to television station WPME. Under the local marketing agreement, PSC also holds an option to purchase WPME. One of the Butcher companies acquired WPME and the FCC license from the prior owner in February 2001. PSC believes that the WOLF, WFXU and WPME transactions were done at fair value and that any future transactions that may be entered into with the Butcher companies or similar entities will also be done at fair value.

Voting Agreement

         In connection with PSC's acquisitions of Digital Television Services, Inc. in 1998 and of Golden Sky Holdings, Inc. in 2000, some of the principal stockholder groups of those two companies entered into, and later amended, a voting agreement with PSC and Mr. Pagon. The voting agreement provided those stockholder groups the right to designate members of PSC's board of directors and required Mr. Pagon to cause all shares whose vote he controlled of PSC's Class A and Class B common stock prior to PSC's February 2001 reorganization and all shares whose vote he controls of PCC's Class A and Class B common stock after the reorganization to be voted to elect those designees.

         Because of later events, only affiliates of Alta Communications currently have the right to designate a director to PCC's board of directors. They have designated Mr. Benbow. Under the amended voting agreement, Mr. Pagon has the right to designate four directors to the PCC's board of directors. His designees are currently himself, Mr. Lodge and Robert Verdecchio.

Other Transactions

         In 1999, PSC loaned $199,999 to Nicholas A. Pagon, PSC's former Senior Vice President of Broadcast Operations and the brother of Marshall W. Pagon, bearing interest at the rate of 6% per annum, with the principal amount due on the fifth anniversary of the date of the promissory note. Mr. Pagon was required to use half of the proceeds of the loan to purchase shares of PSC's Class A common stock (which became shares of PCC's Class A common stock as a result of the February 2001 reorganization) and the loan is collateralized by those shares. The balance of the loan proceeds may be used at Mr. Pagon's discretion. Mr. Pagon resigned from PSC as of March 23, 2001. The loan remains outstanding, with a balance of approximately $252,875 at December 31, 2002, consisting of principal and cumulative interest to that date.

         Pegasus Communications Management Company (PCMC, a subsidiary of PSC) has from time to time provided accounting and administrative services to companies affiliated with Marshall W. Pagon and has paid certain expenses on behalf of the affiliated companies which expenses have been reflected on PSC's books and financial statements as receivables from the affiliated companies. These receivables are primarily comprised of legal, accounting, and corporate organizational fees charged by third parties and paid by PCMC and of allocations to the affiliated companies by PCMC of a portion of PCMC's accounting and overhead costs. Since the beginning of the 2002 fiscal year, the largest amount of receivables outstanding at any time was approximately $768,000. As of December 31, 2002, the aggregate amount of receivables outstanding was $627,332. As of the date of this report, the aggregate amount of receivables outstanding was $499,550. No interest was charged with respect to amounts outstanding from time to time.

ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President of Finance (the principal financial officer), to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Senior Vice President of Finance concluded that these controls and procedures are effective in their design to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to management, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There have not been any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this Report:

              (1) Financial Statements

                  The financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

              (2) Financial Statement Schedules
                                                                            Page

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

4.2 Form of 12-1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

4.3 Indenture, dated as of October 21, 1997, by and between Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) and First Union National Bank, as trustee, relating to the 9-5/8% Senior Notes due 2005 (which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form 8-K dated September 8, 1997 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation)).

4.4 Form of 9-5/8% Senior Notes due 2005 (included in Exhibit 4.3 above).

4.5 Indenture, dated as of November 30, 1998, by and between Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) and First Union National Bank, as trustee, relating to the 9-3/4% Senior Notes due 2006 (which is incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-70949)).

4.6 Form of 9-3/4% Senior Notes due 2006 (included in Exhibit 4.5 above).

4.7 Indenture, dated as of November 19, 1999, by and between Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) and First Union National Bank, as Trustee, relating to the 12-1/2% Senior Notes due 2007 (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-94231)).

4.8 Form of 12-1/2% Senior Notes due 2007 (included in Exhibit 4.7 above).

4.9 Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 12-3/8% Senior Notes due 2006 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3,
            2002).

4.10 Form of 12-3/8% Senior Notes due 2006 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.9 above).

4.11 Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 13-1/2% Senior Subordinated Discount Notes due 2007 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).

4.12 Form of 13-1/2% Senior Subordinated Discount Notes due 2007 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.11 above).

4.13 Indenture, dated as of December 19, 2001, by and between Pegasus Satellite Communications, Inc. and J.P. Morgan Trust Company, National Association, as trustee, relating to the 11-1/4% Senior Notes due 2010 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).

4.14 Form of 11-1/4% Senior Notes due 2010 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.13 above).

4.15 Amended and Restated Voting Agreement, dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S By S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

4.16 Registration Rights Agreement dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S By S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

4.17 Registration Rights Agreement, dated as of December 19, 2001, by and among Pegasus Satellite Communications, Inc., CIBC World Markets Corp. and Bear Stearns & Co. Inc. (which is incorporated herein by reference to Exhibit 4.14 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3,
            2002).

10.1 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality, if any)).

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

10.4 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.5 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank, (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 2001).

10.6 Second Amendment to Credit Agreement dated as of November 13, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank. (which is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).

10.7+ Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix B to the definitive proxy statement of Pegasus Communications Corporation filed with the Securities Exchange Commission on May 9, 2002).

10.8+ Pegasus Restricted Stock Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix C to the definitive proxy statement of Pegasus Communications Corporation filed with the Securities Exchange Commission on May 9, 2002).

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

10.11 Amendment dated December 30, 1999, to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Securities, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.12+      Executive Employment Agreement effective as of June 1, 2002 for Ted
            S. Lodge (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).

10.13+ Amendment No. 1 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of September 1, 2002 (which is incorporated herein by reference to Exhibit 10.13 to Form 10-K of Pegasus Communications Corporation filed with the Securities Exchange Commission on March 31, 2003).

10.14+ Amendment No. 2 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.14 to Form 10-K of Pegasus Communications Corporation filed with the Securities Exchange Commission on March 31, 2003).

10.15+ Amendment No. 3 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.15 to Form 10-K of Pegasus Communications Corporation filed with the SEC on March 31, 2003).

10.16+ Amendment No. 1 to the Pegasus Communications Restricted Stock Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.16 to Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 31, 2003).

10.17+ Amendment No. 2 to the Pegasus Communications Restricted Stock Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.17 to Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 31, 2003).

10.18+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).

10.19+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14,
            2002).

10.20+ Description of Long Term Incentive Compensation Program Applicable to Executive Officers (which is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14,
            2002).

21.1*       Subsidiaries of Pegasus Satellite Communications, Inc.

24.1*       Power of Attorney (included on Signatures page).

99.1*       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

99.2*       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

---------
*        Filed herewith.
+        Indicates a management contract or compensatory plan.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEGASUS SATELLITE COMMUNICATIONS, INC.



                                    By: /s/ Marshall W. Pagon
                                        ----------------------------------
                                        Marshall W. Pagon
                                        Chairman of the Board and
                                            Chief Executive Officer

Date: March 31, 2003

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

             Signature                                      Title                                 Date
             ---------                                      -----                                 ----
By: /s/ Marshall W. Pagon             Chairman of the Board and Chief Executive                 March 31, 2003
    ----------------------            Officer (Principal Executive Officer)
      Marshall W. Pagon


By: /s/ Joseph W. Pooler, Jr.         Senior Vice President of Finance                          March 31, 2003
    --------------------------        (Principal Financial and Accounting Officer)
     Joseph W. Pooler, Jr.


By: /s/ Ted S. Lodge                  Director, President, Chief Operating Officer and          March 31, 2003
    -----------------                 Counsel
      Ted S. Lodge


By: /s/ Robert F. Benbow              Director                                                  March 31, 2003
    ---------------------
      Robert F. Benbow

                                  CERTIFICATION

I, Marshall W. Pagon, certify that:

         1. I have reviewed this annual report on Form 10-K of Pegasus Satellite Communications, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ Marshall W. Pagon
-------------------------------
Marshall W. Pagon
Chief Executive Officer

                                  CERTIFICATION

I, Joseph W. Pooler, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Pegasus Satellite Communications, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003

/s/ Joseph W. Pooler, Jr.
----------------------------------
Joseph W. Pooler, Jr.
Senior Vice President of Finance

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE




                                                                                               Page
Financial Statements:

Report of Independent Accountants............................................................  F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001.................................  F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 2002, 2001, and 2000............................................................  F-4

Consolidated Statements of Common Stockholder's Equity for the years ended
December 31, 2002, 2001, and 2000............................................................  F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001, and 2000............................................................  F-6

Notes to Consolidated Financial Statements...................................................  F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31,
2002, 2001, and 2000.........................................................................  S-1


                        Report of Independent Accountants


To the Board of Directors of Pegasus Satellite Communications, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1, present fairly, in all material respects, the financial position of Pegasus Satellite Communications, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, effective January 1, 2002, the Company changed its accounting for goodwill and other intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."


PricewaterhouseCoopers LLP

Philadelphia, PA
February 20, 2003

                     Pegasus Satellite Communications, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                 December 31,   December 31,
                                                                                     2002           2001
                                                                                 ------------   ------------
Currents assets:
   Cash and cash equivalents                                                     $    13,023    $   144,350
   Restricted cash                                                                     9,073          9,987
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $7,221 and $6,016,
     respectively                                                                     27,163         34,727
     Other                                                                             9,557         18,153
   Deferred subscriber acquisition costs, net                                         15,706         15,194
   Prepaid expenses                                                                    8,087         12,686
   Other current assets                                                                7,288         17,534
                                                                                 -----------    -----------
     Total current assets                                                             89,897        252,631
Property and equipment, net                                                           77,187         90,861
Intangible assets, net                                                             1,567,678      1,692,817
Other noncurrent assets                                                              124,388        112,727
                                                                                 -----------    -----------

   Total                                                                         $ 1,859,150    $ 2,149,036
                                                                                 ===========    ===========

Current liabilities:
   Current portion of long term debt                                             $     5,631    $     8,728
   Accounts payable                                                                   15,886         10,537
   Accrued interest                                                                   39,248         27,979
   Accrued programming fees                                                           57,196         67,225
   Accrued commissions and subsidies                                                  40,191         45,746
   Other accrued expenses                                                             31,778         30,279
   Other current liabilities                                                           7,201          4,755
                                                                                 -----------    -----------
     Total current liabilities                                                       197,131        195,249
Long term debt                                                                     1,274,981      1,329,923
Note payable to parent                                                                55,250           --
Other noncurrent liabilities                                                          45,731         79,530
                                                                                 -----------    -----------
   Total liabilities                                                               1,573,093      1,604,702
                                                                                 -----------    -----------

Commitments and contingent liabilities  (see Note 15)

Redeemable preferred stock  (liquidation value at December 31, 2002: $207,435)       199,022        183,503
Minority interest                                                                      2,157          1,315
Common stockholder's equity:
   Class B common stock, $0.01 par value; 200 shares authorized, issued, and
       outstanding                                                                      --             --
   Additional paid in capital                                                        912,430      1,076,634
   Accumulated deficit                                                              (827,552)      (718,123)
   Accumulated other comprehensive income, net of income tax expense of $616            --            1,005
                                                                                 -----------    -----------
     Total common stockholder's equity                                                84,878        359,516
                                                                                 -----------    -----------
   Total                                                                         $ 1,859,150    $ 2,149,036
                                                                                 ===========    ===========

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                                   Year Ended December 31,
                                                                              2002            2001           2000
                                                                           -----------    -----------    -----------
Net revenues:
   DBS                                                                     $   864,855    $   838,208    $   582,075
   Broadcast and other operations                                               35,977         33,646         35,433
                                                                           -----------    -----------    -----------
     Total net revenues                                                        900,832        871,854        617,508
Operating expenses:
   DBS
     Programming                                                               387,849        359,879        247,068
     Other subscriber related expenses                                         197,841        205,120        135,513
                                                                           -----------    -----------    -----------
       Direct operating expenses (excluding depreciation and
         amortization shown below)                                             585,690        564,999        382,581
     Promotions and incentives                                                  13,562         40,393         37,283
     Advertising and selling                                                    30,907        104,677        132,718
     General and administrative                                                 27,257         36,132         24,593
     Depreciation and amortization                                             168,589        257,543        185,422
                                                                           -----------    -----------    -----------
       Total DBS                                                               826,005      1,003,744        762,597
   Broadcast and other operations
     Programming                                                                13,577         12,561         13,957
     Other direct operating expenses                                             6,508          7,686          6,372
                                                                           -----------    -----------    -----------
       Direct operating expenses (excluding depreciation and
         amortization shown below)                                              20,085         20,247         20,329
     Advertising and selling                                                     7,338          7,642          7,612
     General and administrative                                                  4,395          5,230          4,064
     Depreciation and amortization                                               3,938          5,193          5,133
                                                                           -----------    -----------    -----------
       Total other operations                                                   35,756         38,312         37,138
   Corporate expenses                                                           14,168         15,235         14,058
   Corporate depreciation and amortization                                       1,502          1,433          1,566
   Other operating expenses, net                                                26,875         30,191         11,111
                                                                           -----------    -----------    -----------
     Loss from operations                                                       (3,474)      (217,061)      (208,962)

Interest expense                                                              (147,980)      (136,193)      (122,102)
Interest income                                                                    568          4,907         15,245
Loss on impairment of marketable securities                                     (3,310)       (34,205)          --
Other nonoperating income (expenses), net                                        2,808         (5,897)           602
                                                                           -----------    -----------    -----------
      Loss before equity in affiliates, income taxes,
        discontinued operations, and extraordinary item                       (151,388)      (388,449)      (315,217)

Equity in losses of affiliates                                                    --             --             (432)
Net benefit for income taxes                                                   (34,310)      (115,784)      (101,989)
                                                                           -----------    -----------    -----------
     Loss before discontinued operations and extraordinary item               (117,078)      (272,665)      (213,660)

Discontinued operations:
  (Loss) income from discontinued operations (including gain on disposal of $1,395 in 2002 and $87,361 in 2000), net of tax
     benefit (expense) of $1,654, $6,584 and $(28,632),
     respectively                                                               (2,698)       (10,742)        60,392
                                                                           -----------    -----------    -----------
     Loss before extraordinary item                                           (119,776)      (283,407)      (153,268)

Extraordinary net gain (loss) from extinguishments of debt, net of income tax (expense) benefit of $(6,341), $1,106, and
  $3,526, respectively                                                          10,347         (1,806)        (5,754)
                                                                           -----------    -----------    -----------
     Net loss                                                                 (109,429)      (285,213)      (159,022)
Other comprehensive (loss) income:
  Unrealized loss on marketable equity securities, net of income
    tax benefit of $1,874, $5,042, and $7,340, respectively                     (3,057)        (8,226)       (11,976)
  Reclassification adjustment for realized loss on marketable equity securities, net of income tax of $1,258 and $12,998,
    respectively                                                                 2,052         21,207           --
                                                                           -----------    -----------    -----------
     Net other comprehensive (loss) income                                      (1,005)        12,981        (11,976)
                                                                           -----------    -----------    -----------
     Comprehensive loss                                                    $  (110,434)   $  (272,232)   $  (170,998)
                                                                           ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
             Consolidated Statements of Common Stockholder's Equity
                                 (In thousands)


                      Class A Common   Class B Common                          Accumulated
                           Stock            Stock                                Other       Treasury Stock
                      ---------------- ----------------                         Compre-    ----------------
                      Number          Number           Additional               hensive    Number             Total Common
                        of      Par     of      Par     Paid In   Accumulate    Income       of              Stockholder's
                      Shares   Value  Shares   Value    Capital    Deficit      (Loss)     Shares    Cost        Equity
                      ------   -----  ------   -----    --------   ---------    ---------  ------   ------     ----------

January 1, 2000       15,216   $ 152   4,582    $  46   $237,566   $(273,888)   $       -       4   $ (187)    $  (36,311)
Net loss                                                            (159,022)                                    (159,022)
Common stock issued    8,571      85                     662,067                               (5)     239        662,391
Warrants and
  options issued                                         112,147                                                  112,147
Two-for-one stock
  dividend            22,170     222   4,582       46       (268)                                                       -
Dividends accrued
  on preferred
  stocks                                                 (35,161)                                                 (35,161)
Accretion on
  preferred stock                                           (380)                                                    (380)
Compensation
  related to stock
  options issued                                           3,490                                                    3,490
Unrealized loss on
  marketable equity
  securities, net
  of income tax
  benefit of $7,340                                                               (11,976)                        (11,976)
Common stock
  repurchased                                                                                  16     (747)          (747)
                      ------   -----   -----    -----   --------   ---------    ---------  ------   ------     ----------
December 31, 2000     45,957     459   9,164       92    979,461    (432,910)     (11,976)     15     (695)       534,431
Net loss                                                            (285,213)                                    (285,213)
Common stock issued      298       3                       6,771                                                    6,774
Dividends accrued
  on preferred
  stocks                                                 (26,492)                                                 (26,492)
Accretion on
  preferred stock                                            (95)                                                     (95)
Recapitalization
  upon
  reorganization     (46,255)   (462)  (9,164)    (92)   328,715                              (15)     695        328,856
Distribution of
  Pegasus
  Development
  Corporation to
  parent in
  reorganization                                        (114,800)                                                (114,800)
Contribution of
  Pegasus Broadband
  Communications by
  parent in
  reorganization                                          (2,930)                                                  (2,930)
Distribution of
  guard band
  licenses to parent                                     (95,427)                                                 (95,427)
Contribution of
  parent's stock in
  acquiring
  subscribers                                              1,431                                                    1,431
Unrealized loss on
  marketable equity
  securities, net
  of income tax
  benefit of $5,042                                                                (8,226)                         (8,226)
Reclassification
  adjustment for
  realized loss on
  marketable equity
  securities, net
  of income tax of
  $12,998                                                                          21,207                          21,207
                      ------   -----   -----    -----   --------   ---------    ---------  ------   ------     ----------




                      Class A Common   Class B Common                          Accumulated
                           Stock            Stock                                Other       Treasury Stock
                      ---------------- ----------------                         Compre-    ----------------
                      Number          Number           Additional               hensive    Number             Total Common
                        of      Par     of      Par     Paid In   Accumulate    Income       of              Stockholder's
                      Shares   Value  Shares   Value    Capital    Deficit      (Loss)     Shares    Cost        Equity
                      ------   -----  ------   -----    --------   ---------    ---------  ------   ------     ----------

December 31, 2001          -       -       -       -   1,076,634   (718,123)        1,005       -        -        359,516
Net loss                                                           (109,429)                                     (109,429)
Dividends accrued
  on preferred
  stocks                                                 (23,457)                                                 (23,457)
Accretion on
  preferred stock                                            (95)                                                     (95)
Distributions to
  parent                                                (149,172)                                                (149,172)
Reclass of prior
  contribution from
  parent to note
  payable to parent                                       (1,431)                                                  (1,431)
Cancellation of
  company's
  preferred stock
  owned by parent
  along with
  related dividends
  and interest on
  dividends                                                9,951                                                    9,951
Unrealized loss on
  marketable equity
  securities, net
  of income tax
  benefit of $1,874                                                                (3,057)                         (3,057)
Reclassification
  adjustment for
  realized loss on
  marketable equity
  securities, net
  of income tax of
  $1,258                                                                            2,052                           2,052
                      ------   -----   -----    -----   --------   ---------    ---------  ------   ------     ----------
December 31, 2002          -   $   -       -    $   -   $912,430   $(827,552)   $       -       -   $    -     $   84,878
                      ======   =====   =====    =====   ========   =========    =========  ======   ======     ==========

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                    Year Ended December 31,
                                                               2002         2001         2000
                                                            ---------    ---------    ---------
Cash flows from operating activities:
   Net loss                                                 $(109,429)   $(285,213)   $(159,022)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Extraordinary (gain) loss on extinguishment of debt      (16,688)       2,912        9,280
     (Gain) loss on derivative instruments                     (2,962)       4,160         --
     Depreciation and amortization                            179,017      270,441      202,504
     Amortization of debt discount and deferred financing
       fees                                                    26,408       24,393       16,906
     Noncash incentive compensation                             1,719        2,096        5,779
     Loss on disposal of assets                                   447        2,788        5,148
     Gain on sale of cable operations                            --           --        (87,361)
     Bad debt expense                                          23,809       36,511       14,531
     Deferred income taxes                                    (29,830)    (122,721)    (106,553)
     Impairment losses recognized                               5,788       34,205         --
     Payments for broadcast programming rights                 (5,075)      (4,629)      (4,442)
     Patronage capital programming expense offset             (15,880)     (17,544)     (10,322)
     Other                                                      5,378        3,200       (3,764)
     Change in current assets and liabilities:
       Accounts receivable                                     (6,131)     (56,251)     (33,008)
       Inventory                                                8,115        7,301       (5,144)
       Deferred subscriber acquisition costs                  (31,086)     (19,421)        --
       Prepaid expenses                                         4,759           92       (7,274)
       Taxes payable                                             --        (29,620)      29,620
       Accounts payable and accrued expenses                   (4,601)       7,424       58,937
       Accrued interest                                        11,335       (1,285)      11,129
       Other current assets and liabilities, net                  382         (713)        --
                                                            ---------    ---------    ---------
   Net cash provided by (used for) operating activities        45,475     (141,874)     (63,056)
                                                            ---------    ---------    ---------
Cash flows from investing activities:
   Acquisitions, net of cash acquired                            --           (889)    (152,715)
   DBS equipment capitalized                                  (26,431)     (20,830)     (12,209)
   Other capital expenditures                                  (3,343)     (21,916)     (34,231)
   Purchases of guard band licenses                              --         (3,689)     (91,746)
   Purchases of other intangible assets                            (1)      (8,239)     (20,264)
   Proceeds from sale of cable operations                        --           --        166,937
   Investments in others                                       (1,927)        --        (14,643)
   Other                                                          971         --            450
                                                            ---------    ---------    ---------
   Net cash used for investing activities                     (30,731)     (55,563)    (158,421)
                                                            ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from long term debt                                  --        175,000        8,750
   Borrowings on term loan facilities                          63,156         --        275,000
   Repayments of term loan facilities                          (3,065)     (37,750)     (19,000)
   Net (repayments of) borrowings on revolving credit
     facilities                                               (80,000)       8,000     (138,200)
   Proceeds from note payable to parent                       112,301         --           --
   Repayments of note payable to parent                       (58,482)        --           --
   Repayments of other long term debt                          (6,002)      (7,585)     (18,999)
   Purchases of outstanding notes                             (25,468)        --           --
   Debt financing costs                                          (464)      (9,423)      (9,762)
   Distributions to parent                                   (148,795)        --           --
   Net proceeds from issuance of Class A common stock            --           --          3,232
   Net proceeds from issuance of Series C preferred stock        --           --        290,422
   Other                                                          748         (816)       3,942
                                                            ---------    ---------    ---------
   Net cash (used for) provided by financing activities      (146,071)     127,426      395,385
                                                            ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents         (131,327)     (70,011)     173,908
Cash and cash equivalents, beginning of year                  144,350      214,361       40,453
                                                            ---------    ---------    ---------
Cash and cash equivalents, end of year                      $  13,023    $ 144,350    $ 214,361
                                                            =========    =========    =========

           See accompanying notes to consolidated financial statements

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Company

General

         Pegasus Satellite Communications, Inc. is a holding company that is a direct subsidiary of Pegasus Communications Corporation ("PCC"). "We," "us," and "our" refer to Pegasus Satellite Communications, Inc. together with its subsidiaries. "PSC" refers to Pegasus Satellite Communications, Inc. individually as a separate entity. "PM&C" refers to Pegasus Media & Communications, Inc., a subsidiary of PSC that holds the primary operations of PSC.

         PM&C's significant operating subsidiaries are Pegasus Satellite Television, Inc. ("PST"), Golden Sky Systems, Inc. ("GSS"), and Pegasus Broadcast Television, Inc. ("PBT"). PST and GSS provide multichannel direct broadcast satellite ("DBS") services as an independent provider of DIRECTV(R) ("DIRECTV") services in exclusive territories primarily within rural areas of 41 states. DIRECTV is a service of DIRECTV, Inc. PBT owns and/or programs broadcast television ("Broadcast") stations affiliated with the Fox Broadcasting Company, United Paramount Network, The WB Television Network, and CBS Television.

Significant Risks and Uncertainties

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization.

         We are highly leveraged. At December 31, 2002, we had a combined carrying amount of debt and redeemable preferred stock outstanding of $1.5 billion, including a note payable to PCC with a balance of $55.3 million. We dedicate a substantial portion of cash to pay amounts associated with debt. In 2002, 2001, and 2000, we paid interest of $111.0 million, $113.2 million, and $94.1 million, respectively. We have also used cash to purchase our debt (see
Note 6) and the common stock of PCC (see Note 16). Because we hold the principal operations of PCC, PCC relies on us as a source of cash to primarily meet its operating, financing, and investing needs.

         Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund the preferred stock requirements of PCC depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, equipment strategies, technological developments, level of programming costs and subscriber acquisition costs ("SAC"), levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

         We were scheduled to begin paying cash dividends on PSC's 12-3/4% series preferred stock in July 2002. However, we did not declare the scheduled semiannual dividend payable July 1, 2002 nor the one payable January 1, 2003 (see Note 5).
                                       F-7

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         We are involved in significant litigation. See Note 15 for further information.

Reliance on DIRECTV, Inc.

         Our principal business is the DBS business. For 2002, 2001, and 2000, revenues for this business were 96%, 96%, and 94%, respectively, of total consolidated revenues, and operating expenses for this business were 91%, 92%, and 92%, respectively, of total consolidated operating expenses. Total assets of the DBS business were 93% and 94% of total consolidated assets at December 31, 2002 and 2001, respectively. Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc. Presently, we are in significant litigation against DIRECTV, Inc. (see Note 15). An outcome in this litigation that is unfavorable to us could have a material adverse effect on our DBS business.

DBS Sales and Distribution

         We obtain new subscribers through several channels of distribution. Marketing efforts related to subscriber acquisition focus on subscribers who are less likely to churn and who are more likely to be interested in more expansive and higher revenue generating programming packages and services, including local and network programming, and the use of multiple receivers. In all channels there is a significant emphasis on credit scoring of potential subscribers, adding subscribers in markets where DIRECTV offers local channels, and adding subscribers that want multiple receivers. These attributes provide significant competitive advantages and are closely correlated to favorable churn performance, cash flow generation, and ultimately returns on investment in subscribers.

         Many of the markets that we serve are not passed by cable or are passed by older cable systems with limited numbers of channels. We actively market our DIRECTV programming to potential subscribers in these market segments as their primary source of television programming. We believe that these market segments will continue to be a source for new subscribers for us in the future.

         We offer a variety of incentives to our subscribers, dealers, and distributors. Incentives to subscribers consist of free or discounted prices for DIRECTV programming, equipment needed to access the programming, and installation of equipment that accesses the programming. Incentives in the form of equipment subsidies, installation subsidies, commissions, and/or flex payments are paid directly to dealers and distributors. Our incentives are changed from time to time in accordance with certain business rules to reward particular dealer behavior or to achieve a particular mix of sales offers.

         Independent Retail Network. Our independent retail network consists of dealer relationships. These dealer relationships include over 3,000 independent satellite, consumer electronics, and other retailers serving rural areas. We began the development of our retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, our retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We have developed and are continuing to develop programs to make our retail network more effective and valuable to us by eliminating dealers associated with high churn subscribers, establishing eligibility requirements for all of our consumer offers, and providing dealer incentive compensation programs that reward dealers for the acquisition of better subscribers.

         Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. We create and launch the promotions for our DIRECTV programming, equipment, and installations. Once subscribers have been enrolled through this network, they contact us directly to activate their programming.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


         In order to facilitate the acquisition of subscribers by our retail network, we have entered into certain distribution arrangements with national distributors (see Two Step Distributor Relationships below) whereby our dealers can obtain DIRECTV equipment systems with certain equipment subsidies provided by us.

          Direct and Other Sales Channel. We have developed direct sales capabilities to facilitate the acquisition of new subscribers via outbound telemarketing, advertising and marketing driven inbound efforts, and other direct strategies, and to reduce SAC. We directly enroll subscribers through our direct sales channel and arrange for equipment delivery and installation through certain distribution arrangements with third party service providers and national distributors.

         We intend to significantly increase the contribution to subscriber acquisition from channels such as direct sales, community marketing, small cable, multichannel multipoint distribution services, and other multichannel video system subscriber conversions, regional consumer electronic outlets, commercial establishments, and certificate based models. In these channels, we can utilize our direct sales capabilities to facilitate equipment delivery and installation through certain fulfillment arrangements with third party service providers and national distributors (see Two Step Distributor Relationships below). Once subscribers have been enrolled through these channels, they contact us directly to activate their programming.

         National Retail Chains. We also obtain subscribers to our DIRECTV programming through national retail chains selling DIRECTV under arrangements directly with DIRECTV, Inc.

         Two Step Distributor Relationships. In order to facilitate the acquisition of subscribers via our retail network, our direct sales capabilities, and alternate channels of distribution, we have entered into certain distribution and fulfillment arrangements with national distributors. Distributors purchase directly from manufacturers and maintain in their inventory the equipment needed by subscribers to access our DIRECTV programming. Distributors sell this equipment to dealers who, in turn, provide the equipment to subscribers. Distributors directly charge the dealers for the equipment they sell to them. Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. Distributors also drop ship to subscribers or arrange for equipment fulfillment to subscribers obtained through our direct sales channel or through one of our other alternate channels of distribution. For these channels of distribution, we directly enroll subscribers and arrange for equipment delivery and installation through distributors.

         Currently, we obtain substantially all of our subscribers through one of two consumer offers: Pegasus Digital One Plan or a Standard Sale Plan.

         The Pegasus Digital One Plan. Under this plan, subscribers are provided with equipment, consisting of one or more receivers, obtain DIRECTV programming for a monthly programming fee, enter into an initial 12 month commitment secured by a credit card, and enjoy the benefits of repair service without additional cost (subject to certain conditions). All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. Under this plan, we have title to the receivers and remote controls provided to subscribers. Subscribers who terminate service but do not return equipment and access cards are assessed equipment and access card nonreturn fees. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



         Standard Sale Plan. Under this plan, subscribers purchase equipment, consisting of one or more receivers, and obtain DIRECTV programming for a monthly programming fee. All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. We require most standard sale subscribers to make an initial 12 month programming commitment. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

2.       Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements include the accounts of PSC and its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. Investments in other entities in which we do not have a significant or controlling interest are accounted for using the cost method. Since PSC's common stock is wholly owned by its parent company, computations of per common share amounts are not required nor presented. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

         Minority interest at December 31, 2002 and 2001 represents an interest in a partnership that is a consolidated entity of GSS.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires that we make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to useful lives and recoverability of our long lived assets, including our investment in the National Rural Telecommunications Cooperative ("NRTC"), and intangible assets, amounts associated with barter transactions, NRTC patronage, allowance for doubtful accounts, and valuation allowances associated with deferred income tax assets.

Cash and Cash Equivalents

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. We have cash balances in excess of the federally insured limits at various banks.

Trade Receivables and Related Allowance for Doubtful Accounts

         Trade receivables of our DBS business are primarily comprised of unpaid subscriber billings for programming related services and applicable sales taxes net of an estimated provision for doubtful (uncollectible) accounts. DBS programming subscription services are generally billed month to month on a staggered basis throughout the month and are billed in advance of services to be rendered for the month. Since DBS subscription services are billed in advance, outstanding billings are adjusted for amounts unearned in arriving at the amount receivable at any period ending date. Pay per view DBS programming purchased is billed as the related service is rendered. Estimates of the allowance for doubtful accounts are based on an assessment of account collection experience relative to the aging of the billings contained in the latest trade receivables balance. The trade receivable balance is segregated into discrete categories based on the amount of time the billings are past due. An uncollectible rate is applied to each aging category based on our historical collection experience for that category in estimating the amount uncollectible within that category. The uncollectible rate increases the longer the aging category is past due. The allowance is periodically reviewed for sufficiency relative to an evaluation of the aging of the billings, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Trade receivables are written off after exhaustion of all reasonable collection efforts, with an offsetting adjustment to the allowance for doubtful accounts.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



         Trade receivables of our Broadcast business are primarily comprised of unpaid billings for advertisements aired by our stations net of an estimated provision for uncollectible accounts. Broadcast advertisers are generally billed for the advertisements after the advertisements have been aired. The trade receivable balance is segregated into discrete categories based on the amount of time the billings are past due. Estimates of the allowance for doubtful accounts are based on our historical collection experience. The allowance is periodically reviewed for sufficiency relative to an evaluation of the aging of the billings or specific accounts identified for further evaluation, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Trade receivables are written off after exhaustion of all reasonable collection efforts, with an offsetting adjustment to the allowance for doubtful accounts.

NRTC Patronage Distributions

         PST and GSS are affiliates of the NRTC, a tax exempt organization that operates on a nonprofit basis. The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Throughout each year, the NRTC bills its members and affiliates the costs incurred by it under its agreement with DIRECTV, Inc., certain other costs incurred by the NRTC relating to associated DBS projects, and margin on the costs of providing DBS services pursuant to the NRTC member agreement for marketing and distribution of DBS services. The most notable service that the NRTC provides to us is programming related to the DIRECTV programming that we provide. We record as expenses the amounts we pay to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution through the NRTC's patronage capital distribution program. Generally, each patron who does business with the NRTC receives an annual distribution composed of both patronage capital certificates and cash. The patronage capital certificates represent equity interests in the NRTC. The amount of the distribution is generally based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, we accrue amounts we estimate to receive from the NRTC, with an offsetting reduction to the expenses that were recorded by us for costs incurred with the NRTC during the year. The estimated cash portion of the distribution is recorded in accounts receivable-other and the estimated capital portion is recorded as an investment in the NRTC in other noncurrent assets. Distributions are received in the year subsequent to the year that the accruals are made. Amounts previously accrued are adjusted in the year that distributions are received with a like adjustment to the related expenses in and for the year the distributions are received. Based on past experience, we estimate that a majority of the patronage capital distribution for 2002 to be made in 2003 will be tendered by the NRTC in the form of patronage capital certificates. At December 31, 2002 and 2001, we had accrued in accounts receivable-other $7.2 million and $9.3 million, respectively, and our capital investment in the NRTC included in other noncurrent assets was $66.2 million and $50.3 million, respectively. We have no commitment to fund the NRTC's operations or acquire additional equity interests in the NRTC. The reduction to programming expense, as adjusted for differences between distributions received and amounts previously accrued, was $22.7 million, $44.8 million, and $16.5 million in 2002, 2001, and 2000, respectively.

Investment in Marketable Equity Securities

         We have an investment in equity securities of a company that we hold as available for sale. During 2002, the fair value of this investment decreased to zero, which we believed was an other than temporary decline in fair value. Accordingly, we recorded losses for the impairment losses realized on this investment for the decline in the fair value, and our carrying amount of this investment at December 31, 2002 was zero. Under existing accounting rules, we are unable to record any increases in the fair value of this investment beyond the present carrying amount.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Property and Equipment

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the respective accounts and, other than for DBS receivers, any resulting gains and losses are included in results of operations. The group depreciation method is employed for DBS receivers, because they consist of a large number of homogenous units at relatively nominal per unit cost to us. Under the group depreciation method, gains and losses resulting from disposals are recorded in accumulated depreciation. Expenditures for repairs and maintenance are charged to expense when incurred. DBS receivers provided to subscribers that came from inventory and to which we retained title was capitalized at its inventory carrying amount. We ceased carrying such inventory in early 2002. DBS receivers delivered to subscribers by our authorized dealers to which we take title is capitalized at the amount of the subsidy we pay for the equipment. We have a process in place to recover the receivers or the cost thereof from subscribers in the event subscribers terminate their subscriptions.

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

Impairment of Long Lived Assets

         Impairment is the condition that exists when the carrying amount of a long lived asset exceeds its fair value. For long lived assets that are not depreciable or amortizable, an impairment loss is recognized for the excess of carrying amount over fair value. For long lived assets that are depreciable or amortizable, an impairment loss is recognized only when the carrying amount of the asset exceeds its fair value and the carrying amount is not recoverable. Long lived assets that are not depreciable or amortizable are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Long lived assets that are depreciable or amortizable are reviewed for impairment whenever events or circumstances suggest the carrying amounts may not be recoverable. Our long lived assets that are not depreciable or amortizable consist of broadcast licenses and goodwill. Our long lived assets that are depreciable or amortizable primarily consist of property and equipment, intangibles consisting predominately of DBS rights, and programming rights.

Deferred Financing Costs

         Financing costs incurred in obtaining long term financing are deferred and amortized to interest expense over the term of the related financing. We use the straight line method to amortize these costs. Deferred financing costs of $23.0 million, net of accumulated amortization of $25.2 million, and $29.9 million, net of accumulated amortization of $18.2 million, were included in other noncurrent assets at December 31, 2002 and 2001, respectively.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Broadcast Assets Sale/Leaseback Transaction

         We retained a continuing interest in Broadcast assets that had been sold and leased back. This sale/leaseback is accounted for under the financing method in which we continue to record and depreciate the related assets and defer the gain resulting from the sale portion of the transaction that would have otherwise been recognized at the date of the sale. In accordance with certain requirements of the financing method, lease payments for the assets leased back are charged to interest expense. The amount of interest expense recorded for the sale/leaseback assets was insignificant in each of 2002, 2001, and 2000. The accounting of the sale/leaseback transaction under the financing method will continue until our continuing interest in the related assets ceases.

Derivative Financial Instruments

         Derivative financial instruments are utilized by us to reduce interest rate risk. We do not hold or issue financial instruments for trading or speculative purposes. We use interest rate swaps and caps to reduce the impact of interest rate increases on our variable rate debt. All of the counter parties to these contracts are major financial institutions. We are exposed to credit loss in the event of nonperformance by these institutions, however, we do not anticipate nonperformance by any of them. Notional amounts established for each swap and cap are used to measure interest to be paid or received. We do not pay or receive any cash for the notional amounts during the term of the contracts or when the contracts terminate.

         Under the swaps, we pay fixed rate interest to the counter parties to the contracts at the rates specified in the contracts. In exchange, the counter parties pay variable LIBOR interest rates to us as specified in the contracts. Under the caps, we receive interest from the counter parties to the contracts when the variable market rates of interest specified in the contracts exceed the contracted interest cap rates. The effects of the swaps and caps are recorded as adjustments to our interest expense. Premiums paid by us to enter into these agreements are amortized to interest expense.

         We measure our derivative financial instruments based on their fair values, and recognize related assets or liabilities as appropriate in the statement of financial position. The fair values of our interest rate swaps and caps are determined by the counter parties. The fair values are measured by the amount that the contracts could be settled at on any designated day. No cash is exchanged on these assumed settlements, but we record gains for increases and losses for decreases in the fair values between assumed settlement dates, which occur on each calendar quarter end month. These gains and losses are recorded in the period of change in other nonoperating income/expense as appropriate.

Revenues

         Principal revenue of the DBS business is earned by providing our DIRECTV programming on a subscription or pay per view basis. Standard subscriptions are recognized as revenue monthly at the amount earned and billed, based on the level of programming content subscribed to during the month. Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed. No revenue is recognized for promotional programming that is provided free of charge. Revenue for pay per view is recognized at the amount billed in the month in which the programming is viewed and earned. Fees that we charge new subscribers for set up upon initiation of service are deferred as unearned revenue and are recognized as revenue over the expected life of our subscribers of five years. Equipment used by subscribers for our DIRECTV programming is an integral component of this service. Accordingly, amounts that we charge for equipment sold and installations arranged by us are deferred as unearned revenue and are recognized as revenue over the expected life of our subscribers of five years. No revenue is recognized for equipment and installations provided free of charge.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




         Principal revenue of the Broadcast business is earned by selling advertising airtime. This revenue is recognized when the advertising spots are aired.

Subscriber Acquisition Costs and Advertising Incurred

         SAC is incurred when we enroll new subscribers to our DIRECTV programming. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers, equipment related subsidies paid to distributors and applicable costs incurred by us, installation costs and related subsidies paid to dealers, dealer commissions, advertising and marketing costs, and selling costs. Promotional programming costs, which are included in promotions and incentives expense on the statement of operations and comprehensive loss, are charged to expense when incurred. Promotional programming amounted to $2.1 million, $2.3 million, and $5.6 million in 2002, 2001, and 2000, respectively. Equipment costs and related subsidies and installation costs and related subsidies, which are included in promotions and incentives on the statement of operations and comprehensive loss, are charged to expense when the equipment is delivered and the installation occurs, respectively. Dealer commissions, advertising and marketing costs, and selling costs, which are included in advertising and selling on the statement of operations and comprehensive loss, are charged to expense when incurred. SAC expensed as included in the accompanying consolidated statements of operations and comprehensive loss was $44.5 million, $145.1 million, and $170.0 million in 2002, 2001, and 2000, respectively. These amounts exclude amounts capitalized or deferred, as discussed below.

         Under certain of our subscription plans for DIRECTV programming, we take title to equipment provided to subscribers. Applicable costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. DBS equipment capitalized during 2002, 2001, and 2000 was $27.0 million, $20.8 million, and $12.2 million, respectively. We also have subscription plans for our DIRECTV programming that contain minimum service commitment periods. These plans have early termination fees for subscribers should service be terminated by subscribers before the end of the commitment period. Direct and incremental SAC associated with these plans is deferred in the aggregate not to exceed the amounts of applicable termination fees. Direct and incremental SAC is less than the contractual revenue from the plans over the commitment period. These costs are amortized over the minimum service commitment period of 12 months and are charged to amortization expense. Direct and incremental SAC consists of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions. Direct and incremental SAC in excess of termination fee amounts is expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statement of operations and comprehensive loss. SAC deferred in 2002 and 2001 was $31.1 million and $19.4 million, respectively. Amortization of deferred SAC was $30.6 million and $4.2 million for 2002 and 2001, respectively. No SAC was deferred or amortized in 2000.

         Total SAC expensed, capitalized, and deferred was $102.6 million, $185.3 million, and $182.2 million in 2002, 2001, and 2000, respectively.

         Total advertising expenses incurred for all of our operations were $6.4 million, $18.0 million, and $21.9 million for 2002, 2001, and 2000, respectively.

Other Subscriber Related Expenses

         Other subscriber related expenses include infrastructure costs billed to us by the NRTC, expenses associated with call centers, bad debt expense, franchise fees, and other expenses that vary with changes in our number of subscribers served. Franchise fees represent payments made to the NRTC in accordance with the NRTC member agreement for marketing and distribution of DBS services. Fees are calculated based on certain revenues earned by us.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Broadcast Barter Transactions

         Our Broadcast stations obtain programming for viewing from the networks they are affiliated with, as well as from independent producers and syndicators. Broadcast barter transactions represent the exchange of advertising time for programming, except those involving the exchange of advertising time for network programming. We do not report revenue or expenses for barter transactions involving the exchange of advertising time for network programming. Barter transactions are reported at the fair market value of the advertising time relinquished. Barter programming revenue and the related programming expense are recognized at the time that the advertisement is broadcast. For 2002, 2001, and 2000, $8.6 million, $6.6 million, and $7.1 million, respectively, related to barter transactions were included in revenue and programming expense of Broadcast and other operations in the statements of operations and comprehensive loss.

Deferred Income Taxes

         We account for deferred income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. A valuation allowance is recorded for a net deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized.

Accretion on Notes Issued at a Discount

         For PSC's 13-1/2% senior subordinated discount notes due March 2007, the discount from their full face value is accreted to interest expense and the carrying amount of the notes over the discount period that ends with the date that cash interest begins to accrue, at which time the carrying amount of the notes will equal their full face value. For PM&C's 12-1/2% senior subordinated notes due July 2005, the discount from their full face value is accreted to interest expense and the carrying amount of the notes over the term of the notes, as cash interest began to accrue from the date of issuance of the notes.

Dividends and Accretion on Redeemable Cumulative Preferred Stock

         The carrying amount of our mandatorily redeemable cumulative preferred stock is periodically increased by dividends not currently declared or paid but which will be payable under the redemption or liquidation features. The increase in carrying amount is effected by charges to additional paid in capital, in the absence of retained earnings. Accrued dividends that are subsequently declared and payable in cash are deducted from the carrying amount of the preferred stock and classified as dividends payable in current liabilities.

         Preferred stock issued at a discount from its full redemption amount was initially recorded at the amount of the discounted cash proceeds or consideration received. The difference between the carrying amount and the full liquidation amount is accreted to additional paid in capital, in the absence of retained earnings, and to the carrying amount of the preferred stock. The accretion for the preferred stock is over the discount period that ends with the date that the stock first becomes redeemable, at which time the carrying amount of the stock will equal its full redemption amount.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




Concentration of Credit Risk

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables, cash, and cash equivalents. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers comprising our subscriber and customer base and their dispersion across varied businesses and geographic regions. At December 31, 2002 and 2001, no significant concentrations of credit risk existed.

New Accounting Pronouncements

         Statement of Financial Accounting Standards ("FAS") No. 143 "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. FAS 143 is effective for fiscal years beginning after June 15, 2002. Entities are required to recognize the fair values of liabilities for asset retirement obligations in the period in which the liabilities are incurred. Liabilities recognized are to be added to the cost of the asset to which they relate. Legal liabilities that exist on the date of adoption of FAS 143 are to be recognized on that date. We expect to finalize our analysis in the first quarter 2003 in determining if any legal liabilities are connected with any of our long lived assets. However, we believe that liabilities, if any, recognized in accordance with this statement will not be significant.

         Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" is effective for fiscal years beginning after May 15, 2002. A principal provision of FAS 145 is the reporting in the statement of operations of gains and losses associated with extinguishments of debt. FAS 145 rescinds the present required classification of extinguishments of debt as extraordinary. Instead, FAS 145 states that extinguishments of debt be considered for extraordinary treatment in light of already established criteria used to determine whether events are extraordinary. For an event to be extraordinary, the established criteria are that it must be both unusual and infrequent. Once FAS 145 becomes effective, all debt extinguishments classified as extraordinary in the statement of operations issued prior to the effective date of FAS 145 that do not satisfy the criteria for extraordinary treatment may not be reported as extraordinary in statements of operations issued after that date. We have extinguished debt a number of times in the past, and may do so in the future. Regarding our debt extinguishments occurring prior to January 1, 2003 that are properly reported as extraordinary under accounting standards in effect until that time, we expect that they will not be events that qualify for extraordinary treatment after that date. As a result, we believe that our extinguishments of debt reported as extraordinary prior to January 1, 2003 that are included in statements of operations after that date will not be reported as extraordinary in those statements. Rather, these extinguishments will be reported as a component of nonoperating gains and losses within continuing operations. We believe that extinguishments of debt occurring after that date will be classified similarly. We do not expect such a change in classification to have any effect on our operations, cash flows, financial position, or covenants related to our existing credit agreement and note indenture.

         Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" is effective for exit or disposal activities initiated after December 31, 2002. FAS 146 requires companies to recognize costs associated with exit or disposal activities, costs to terminate contracts that are not capital leases, and costs to consolidate facilities or relocate employees when they are incurred rather than at the date of a commitment to engage in these activities as permitted under existing accounting standards. FAS 146 is to be applied prospectively to the activities covered by the statement that are initiated after December 31, 2002. We will apply the requirements of FAS 146 when we engage in any of the covered activities.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



         FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued in November 2002. The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002, whereas the initial recognition and initial measurement provisions shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements did not have a significant impact to us, and we will apply the recognition and measurement provisions when we enter into any new guarantees or modify any existing guarantees after December 31, 2002 that are addressed by FIN 45.

         FIN No. 46 "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation clarifies the need for primary beneficiaries of variable interest entities to consolidate the variable interest entities into their financial statements. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Certain disclosures therein about variable interest entities are effective for financial statements issued after January 31, 2003. Variable interest entities created after January 31, 2003 are to be consolidated by the primary beneficiaries after that date. Variable interest entities created before February 1, 2003 are to be consolidated by primary beneficiaries that are public entities no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Based on our analysis of the requirements of FIN 46, we believe that we are not the primary beneficiary of and do not hold any significant interest in any significant variable interest entity that presently require us to apply the provisions of FIN 46.

3.       Property and Equipment

         Property and equipment, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                                      2002         2001
                                                                   ---------    ---------
Towers, antennas, and related equipment (7 to 20 years)            $   9,827    $  10,198
Television broadcasting and production equipment (7 to 10 years)      23,283       24,219
Equipment, furniture, and fixtures (5 to 10 years)                    33,376       32,644
DBS equipment capitalized (3 years)                                   56,280       33,039
Building and improvements (up to 40 years)                            17,838       26,249
Land                                                                     614        6,372
Other                                                                  4,309        4,498
                                                                   ---------    ---------
                                                                     145,527      137,219
Accumulated depreciation                                             (68,340)     (46,358)
                                                                   ---------    ---------
Property and equipment, net                                        $  77,187    $  90,861
                                                                   =========    =========

         Total depreciation expense was $25.9 million, $15.1 million, and $10.7 million for 2002, 2001, and 2000, respectively. Depreciation expense associated with DBS equipment capitalized was $16.3 million, $5.4 million, and $3.9 million for 2002, 2001, and 2000, respectively.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




4.       Intangible Assets and Goodwill

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

         We believe that the estimated remaining useful lives of our DBS rights assets should be based on the estimated useful lives of the satellites at the 101 (degree) west longitude orbital location available to provide DIRECTV, Inc. services under the NRTC/DIRECTV, Inc. contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DIRECTV, Inc. satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our DBS rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our DBS rights assets to end at the same time. Prior to the adoption of FAS 142, our DBS rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our DBS rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets to remaining lives of approximately 15 years from January 1, 2002. As a result of the change in useful life, amortization expense for DBS rights was $110.5 million in 2002 compared to $236.7 million in 2001. The lives of our DBS rights are subject to litigation. See Note 15 for information regarding this litigation.

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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




         Intangible assets, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                                          2002         2001
                                                                      ----------   ----------
Assets subject to amortization:
    Cost:
       DBS rights (remaining life of 14 years at December 31, 2002)   $2,289,068   $2,259,231
       Other (2 to 40 years) ......................................       48,179      110,415
                                                                      ----------   ----------
                                                                       2,337,247    2,369,646
                                                                      ----------   ----------
    Accumulated amortization:
       DBS rights .................................................      752,396      624,115
       Other ......................................................       32,397       52,714
                                                                      ----------   ----------
                                                                         784,793      676,829
                                                                      ----------   ----------
Net assets subject to amortization ................................    1,552,454    1,692,817
Assets not subject to amortization:
    Broadcast licenses ............................................       15,224         --
                                                                      ----------   ----------
Intangible assets, net ............................................   $1,567,678   $1,692,817
                                                                      ==========   ==========


         Total amortization expense was $117.4 million, $245.4 million, and $187.1 million for 2002, 2001, and 2000, respectively. Most of the changes in costs between 2002 and 2001 in assets subject to amortization was due to reclasses between the categories and the reclass in 2002 for broadcast licenses not subject to amortization in compliance with FAS 141 and FAS 142 requirements.

         At December 31, 2002 and 2001, total goodwill had a carrying amount of $15.8 million and was entirely associated with our Broadcast operations. Because the carrying amount of goodwill is not significant, it is included in other noncurrent assets on the balance sheet.

         The estimated aggregate amount of amortization expense for each of the next five years is $115.9 million, $115.9 million, $113.9 million, $111.2 million, and $110.5 million, respectively.

         Loss before extraordinary items and net loss, each as adjusted for the effects of applying FAS 142, for 2001 and 2000 were as follows (in thousands):

                                                                         2001         2000
                                                                      ---------    ---------
Loss before extraordinary items, as adjusted                          $(210,625)   $(101,215)
Net loss, as adjusted .............................................    (212,431)    (106,969)
                                                                      ---------    ---------

         A reconciliation of net loss, as reported in arriving at the net loss, as adjusted for the effects of applying FAS 142 for 2001 and 2000 is as follows (in thousands):

                                                                         2001         2000
                                                                      ---------    ---------
Net loss, as reported .............................................   $(285,213)   $(159,022)
Add back goodwill amortization ....................................         436          423
Add back amortization on broadcast licenses .......................         411          467
Adjust amortization for change in useful
  life of DBS rights assets .......................................      71,935       51,163
                                                                      ---------    ---------
Net loss, as adjusted .............................................   $(212,431)   $(106,969)
                                                                      =========    =========

5.       Redeemable Preferred Stock

         PSC has 12-3/4% cumulative exchangeable preferred stock outstanding. Each whole share has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. Dividends are payable semiannually on January 1 and July 1, when declared, and are payable on a cumulative basis when in arrears. Prior to 2002 PSC had the option to pay dividends in like kind shares. Commencing January 1, 2002, dividends became payable in cash. Subject to certain conditions, the series is exchangeable in whole at the option of PSC for its 12-3/4% senior subordinated exchange notes due 2007. The exchange notes would contain substantially the same redemption provisions, restrictions, and other terms as the preferred stock. At December 31, 2002, no stock had been exchanged for notes. At its option, PSC may redeem the series in whole or part at redemption prices specified in the certificate of designation for this series. On January 1, 2007, PSC is scheduled to redeem all of the shares of the series outstanding at that date at a redemption price equal to the liquidation preference per share plus accrued and unpaid dividends. The series ranks senior to all other outstanding classes or series of capital stock with respect to dividend rights and rights on liquidation.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



         At the discretion of our board of directors as permitted by the certificate of designation for the series, our board of directors has not declared any dividend after January 1, 2002. At December 31, 2002, the amount of dividends in arrears was $11.7 million, with accrued interest thereon of $865 thousand. An additional $11.7 million of dividends payable on January 1, 2003 were not declared or paid and became in arrears on that date. Dividends not declared or paid accumulate in arrears and incur interest at a rate of 14.75% per year until later declared and paid. Unless full cumulative dividends in arrears on the 12-3/4% cumulative exchangeable preferred stock have been paid or set aside for payment, PSC may not, with certain exceptions, with respect to capital stock junior to the series 1) declare, pay, or set aside amounts for payment of future cash dividends or distributions or 2) purchase, redeem, or otherwise acquire for value any shares of its capital stock junior to the series. Of the amount of dividends in arrears at December 31, 2002, $5.8 million, with interest thereon of $427 thousand, was payable to PCC on account of the 12-3/4% preferred stock shares held by PCC.

         At December 31, 2002 and 2001, PSC had 183,978 and 172,952 shares, respectively, outstanding, of which 90,906 shares were owned by PCC. The increase in the number of shares resulted from the $11.0 million semiannual dividend paid in January 2002 in like kind shares. The carrying amount at December 31, 2002 of $199.0 million consisted of liquidation value of $184.0 million, accrued dividends of $23.4 million, and unamortized discount of $(8.4) million. In 2002, PCC contributed to PSC 8,814 shares of this series that it had purchased during 2002 in negotiated transactions with unrelated parties. PSC reissued these shares with cumulative dividends in arrears to the date of the exchange and interest thereon aggregating $1.1 million to an unrelated party in exchange for 149,734 shares of PCC's common stock having a fair market value at the date of the exchange of $1.9 million. A discount of $8.0 million resulted in the reissuance that will be amortized to the carrying amount of the shares and charged to additional paid in capital over the remaining life of the shares that ends at the date of their scheduled redemption in 2007.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




6.       Long Term Debt

         Long term debt consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                                                    2002             2001
                                                                                 ----------       ----------
Revolving credit facility of PM&C, interest is variable plus an applicable margin; unpaid interest and principal due October
2004 .....................................................................       $     --         $   80,000

Term loan facility of PM&C, interest is variable plus an
applicable margin; unpaid interest and principal due April 2005 ..........          269,500          272,250

Note of PSC payable to PCC, interest is variable; unpaid interest
and principal due June 2005 ..............................................           55,250              --

12-1/2% senior subordinated notes of PM&C due July 2005, net of unamortized discount of $813 thousand and $1.4 million,
respectively .............................................................           67,082           83,578

Incremental term loan facility of PM&C, interest is variable plus
an applicable margin; unpaid interest and principal due July 2005  .......           62,841              --

9-5/8% senior notes of PSC due October 2005 ..............................          115,000          115,000

12-3/8% senior notes of PSC due August 2006 ..............................          195,000          195,000

9-3/4% senior notes of PSC due December 2006 .............................          100,000          100,000

13-1/2% senior subordinated discount notes of PSC due March
2007, net of unamortized discount of $22.7 million and $47.5
million, respectively ....................................................          138,515          145,551

12-1/2% senior notes of PSC due August 2007 ..............................          155,000          155,000

11-1/4% senior notes of PSC due January 2010 .............................          175,000          175,000

Mortgage payable .........................................................             --              8,580

Other notes, due 2003 to 2004, stated interest up to 8% ..................            2,674            8,676

Capital leases ...........................................................             --                 16
                                                                                 ----------       ----------
                                                                                  1,335,862        1,338,651
Less current maturities ..................................................            5,631            8,728
                                                                                 ----------       ----------
Long term debt ...........................................................       $1,330,231       $1,329,923
                                                                                 ==========       ==========

Long Term Debt of PM&C

         The 12-1/2% senior subordinated notes due July 2005 are unconditionally guaranteed on an unsecured senior subordinated basis, jointly and severally by specified subsidiaries of PM&C. The notes are general unsecured obligations that are subordinated to other senior indebtedness of PM&C such as, among other things, amounts outstanding under its credit agreement. PM&C presently has the option to redeem the notes at prices specified in the indenture for these notes. Interest on the notes are payable semiannually on January 1 and July 1.

         PM&C has a credit agreement that provides a revolving credit facility, a term loan facility, and an incremental term loan facility. Amounts outstanding under the agreement are senior to other indebtedness. Amounts borrowed under the agreement are collateralized by substantially all of the assets of PM&C and its subsidiaries. The agreement contains certain financial covenants. For each facility, PM&C has the option of selecting the applicable interest rate, between either the lender's base rate plus an applicable margin or LIBOR plus an applicable margin. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




         The borrowing commitment under the revolving facility automatically and permanently reduces quarterly over the term of the facility. At December 31, 2002, the commitment was $168.8 million. The commitment for this facility is scheduled to be further reduced on a permanent basis quarterly by $14.1 million in 2003 and $28.1 million in 2004. Principal amounts outstanding in excess of the reduced commitment are to be repaid on each commitment reduction date. All unpaid principal and interest outstanding under this facility are due October 31, 2004. Unused amounts under this facility are subject to a commitment fee at either .5% or .75% based on the aggregate of borrowings outstanding and letters of credit issued under the facility. Amounts repaid under this facility may be reborrowed, subject to the available borrowing commitment. Availability under this facility, net of outstanding letters of credit of $60.1 million and other insignificant adjustments, was $108.5 million at December 31, 2002. The letters of credit have not been drawn upon through December 31, 2002. Margins for this facility range 1% to 2% for base rates and 2% to 3% for LIBOR rates. Determination of the applicable margin is based on a computation specified in the agreement. Amounts borrowed under this facility during 2002 were repaid within 2002. The weighted average variable rate of interest including applicable margins on principal outstanding under this facility at December 31, 2001 was 6.25%.

         Principal outstanding under the term loan facility is payable quarterly in increasing increments over the term of the facility. Principal scheduled to be repaid for this facility is $2.8 million, $138.9 million, and $127.9 million in 2003, 2004, and 2005, respectively. All unpaid principal and interest outstanding under this facility are due April 30, 2005. No further funds are available to be borrowed under this facility, and principal repaid under this facility may not be reborrowed. Margins on this facility are 2.5% for base rates and 3.5% for LIBOR rates. The weighted average variable rates of interest including applicable margins on principal outstanding under this facility were 5.31% at December 31, 2002 and 5.44% at December 31, 2001.

         We borrowed $63.2 million under the incremental term loan facility in June 2002. No further funds are available to be borrowed under this facility, and principal repaid under this facility may not be reborrowed. Principal outstanding under this facility is payable quarterly in increasing increments over the term of the facility. Principal scheduled to be repaid for this facility is $632 thousand, $16.2 million, and $45.9 million in 2003, 2004, and 2005, respectively. All unpaid principal and interest outstanding under this facility are due July 31, 2005. Margins on this facility are 2.5% for base rates and 3.5% for LIBOR rates. The weighted average rate of interest including applicable margins on principal outstanding under this facility was 5.31% at December 31, 2002.

Long Term Debt of PSC

         PSC's 9-5/8% senior notes due October 2005, 9-3/4% senior notes due December 2006, and 12-1/2% senior notes due August 2007 are effectively subordinated to all liabilities of our subsidiaries and are on parity with other senior indebtedness of PSC. PSC presently has the option to redeem the 9-5/8% notes and 9-3/4% notes, and can redeem at its option the 12-1/2% notes beginning on August 1, 2003, each at prices specified in the indenture for each respective note. Interest is payable semiannually on April 15 and October 15 for the 9-5/8% notes, June 1 and December 1 for the 9-3/4% notes, and February 1 and August 1 for the 12-1/2% notes.

         The 12-3/8% senior notes due August 2006 and 11-1/4% senior notes due January 2010 are unsecured senior obligations. They rank senior to subordinated indebtedness of PSC and rank equally in right of payment with its other senior indebtedness. The 13-1/2% senior subordinated discount notes due March 2007 are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness of PSC. The discount on the 13-1/2% notes will be fully amortized at March 1, 2004, at which time cash interest begins to accrue. Each of these series of notes rank junior to the indebtedness of our subsidiaries, including their subordinated indebtedness. PSC has the option to redeem any or all of the 12-3/8% notes commencing August 1, 2003 and the 13-1/2% notes commencing March 1, 2004, each at prices specified in their respective indentures. PSC has the option to redeem 35% of the 11-1/4% notes prior to January 15, 2005 at a price of 111.25% of their face amount, plus accrued interest, with the net proceeds of certain equity offerings. Otherwise, PSC can redeem any or all of the 11-1/4% notes anytime on and after January 15, 2006 at prices specified in the indenture for the notes. Subject to certain exceptions described in the indenture, PSC must offer to repurchase each of these notes if certain assets of PSC or its restricted subsidiaries are sold or if changes in control specified in the indentures occur with respect to PSC, its subsidiaries, or PCC. Interest is payable semiannually on February 1 and August 1 for the 12-3/8% notes, March 1 and September 1 for the 13-1/2% notes after cash interest begins to accrue, and January 15 and July 15 for the 11-1/4% notes.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         In June 2002, PSC issued a promissory note to PCC initially in the amount of $113.7 million. The balance of the note was $55.3 million at December 31, 2002. All unpaid interest and principal are due June 30, 2005. The interest rate on the note is based on the interest rate with margins incurred by PM&C on its term loan facility, plus an additional 1%. Interest is payable quarterly. Principal of the note may be repaid in whole or in part at any time without penalty, and amounts repaid may be reborrowed. The weighted average variable rate of interest on principal outstanding under the note at December 31, 2002 was 6.313%, and the weighted average variable rate of interest incurred during the time that principal was outstanding under the note in 2002 was 6.35%.

         The mortgage payable on our corporate headquarters' building is held by an entity that was transferred by PSC to PCC in 2002.

Additional Information on Long Term Debt

         The indentures for each of the notes and the credit agreement of PM&C generally limit the ability of the issuing companies and their respective subsidiaries in varying degrees to, among other things, sell assets, incur additional indebtedness and create liens, issue or sell other securities, make certain payments, including dividends and investments, transfer cash, engage in certain transactions with affiliates, and merge or consolidate.

         In 2002, PSC purchased $31.9 million in maturity value of its 13-1/2% senior subordinated discount notes due March 2007 and $17.1 million in maturity value of PM&C's 12-1/2% senior subordinated notes due July 2005 in negotiated transactions with unaffiliated holders. The aggregate amount paid for the notes was $25.5 million, and the aggregate carrying amount of the notes at the dates of purchase was $42.2 million, net of associated unamortized discount and deferred financing fees. As a result, a net gain of $10.3 million, net of income tax of $6.3 million, was recognized as extraordinary net gain from extinguishments of debt on the statement of operations and comprehensive loss.

         In 2001 and 2000, we wrote off unamortized balances of deferred financing costs associated with debt repaid and credit agreements terminated in each year in the amount of $1.8 million, net of income tax of $1.1 million, and $5.8 million, net of income tax of $3.5 million, respectively. These amounts were charged to extraordinary loss from extinguishments of debt.

         Aggregate commitment fees incurred under all credit facilities outstanding in the respective periods were $910 thousand, $999 thousand, and $1.6 million for 2002, 2001, and 2000, respectively.

         Scheduled maturities of long term debt at their stated maturity values and repayment of principal outstanding under all credit facilities based on amounts outstanding at December 31, 2002 for the next five years were $5.6 million in 2003, $155.6 million in 2004, $412.0 million in 2005, $295.0 million in 2006, and $316.2 million in 2007.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



7.       Leases

         We lease certain buildings, vehicles, and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2007. Rent expense for 2002, 2001, and 2000 was $2.9 million, $3.5 million, and $3.1 million, respectively. At December 31, 2002, minimum lease payments on noncancellable operating leases scheduled for the next five years were $2.9 million in 2003, $2.4 million in 2004, $2.4 million in 2005, $1.9 million in 2006, and $556 thousand in 2007. At December 31, 2002, no operating lease payments are scheduled beyond 2007. At December 31, 2002, minimum lease payments associated with assets subject to sale/leaseback scheduled for the next five years were $812 thousand in 2003, $845 thousand in 2004, $878 thousand in 2005, $914 thousand in 2006, $950 thousand in 2007, and $2.6 million thereafter. Leases for property subject to sale/leaseback are scheduled to expire in 2010. We had no capital leases at December 31, 2002.

8.       Other Operating Expenses

         Other operating expenses for 2002, 2001, and 2000 included expenses associated with our litigation with DIRECTV, Inc. of $12.4 million, $21.4 million, and $2.9 million, respectively. See Note 15 for information concerning this litigation.

9.       Impairments

         During 2002, we determined that our sole investment in the equity securities of another company had incurred an other than temporary decline in market value to zero. Accordingly, we wrote down the carrying amount of our investment to zero and charged earnings in the amount of $3.3 million for the impairment loss realized. In connection with the realization of this impairment, we reclassified $2.1 million, net of income tax of $1.3 million, from other comprehensive (loss) income to recognize the previously accumulated net unrealized losses. We recorded an impairment loss of $34.2 million on this investment in 2001, and reclassified $21.2 million, net of income tax of $13.0 million, to recognize the previously accumulated net unrealized losses at that time.

         During 2002, we recognized an impairment loss of $2.5 million associated with programming rights of our Broadcast operations. This loss is contained within other operating expenses on the statement of operations and comprehensive loss. The fair value of the affected programming rights and the impairment and amount of the loss were based upon the present value of the expected cash flows associated with the related programming agreements that provide the rights.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


10.      Income Taxes

         Following is a summary of income taxes for 2002, 2001, and 2000 (in thousands):

                                                               2002         2001         2000
                                                            ---------    ---------    ---------
State and local - current expense (benefit) .............   $     207    $    (753)   $   1,670
                                                            ---------    ---------    ---------
Federal - deferred:
   Effects of net operating loss carryforwards ..........     (34,684)     (75,904)     (56,576)
   Other ................................................         167      (39,127)     (47,083)
                                                            ---------    ---------    ---------
   Total federal deferred ...............................     (34,517)    (115,031)    (103,659)
                                                            ---------    ---------    ---------
Net benefit attributable to continuing operations .......     (34,310)    (115,784)    (101,989)

Income taxes associated with other items:
   Deferred (benefit) expense for discontinued operations      (1,654)      (6,584)         632
   Deferred expense (benefit) for extinguishment of debt        6,341       (1,106)      (3,526)
   Deferred benefit for unrealized loss on marketable
    equity securities ...................................      (1,874)      (5,042)      (7,340)
   Deferred tax associated with reclassification of
    realized loss on marketable equity securities .......       1,258       12,998         --
                                                            ---------    ---------    ---------
   Total income tax benefit recorded ....................   $ (30,239)   $(115,518)   $(112,223)
                                                            =========    =========    =========

         Following were the deferred income tax assets and liabilities at December 31, 2002 and 2001 (in thousands):

                                                                             2002         2001
                                                                          ---------    ---------
Deferred tax assets:
   Current assets and liabilities .....................................   $   4,454    $   2,286
   Excess of tax basis over book basis in marketable equity securities       27,378       25,745
   Excess of tax basis over book basis - other ........................         455        1,581
   Loss carryforwards .................................................     361,222      326,879
                                                                          ---------    ---------
       Total assets ...................................................     393,509      356,491
                                                                          ---------    ---------
Deferred tax liabilities:
   Excess of book basis over tax basis of property and equipment ......      (2,859)      (5,364)
   Excess of book basis over tax basis of amortizable intangible assets    (367,730)    (381,575)
                                                                          ---------    ---------
       Total liabilities ..............................................    (370,589)    (386,939)
                                                                          ---------    ---------
Net deferred tax assets (liabilities) .................................      22,920      (30,448)
Valuation allowance ...................................................     (22,920)        --
                                                                          ---------    ---------
Net deferred tax liabilities ..........................................   $    --      $ (30,448)
                                                                          =========    =========

         We felt a valuation allowance was necessary at December 31, 2002 because, based on our history of losses, it was more likely than not that the benefits of this net tax asset balance would not be realized.

         At December 31, 2002, we had net operating loss carryforwards for income tax purposes of $950.6 million available to offset future taxable income that expire beginning 2003 through 2022.

         Following is a reconciliation of the federal statutory income tax rate to our effective income tax rate attributable to continuing operations for 2002, 2001, and 2000:

                                     2002        2001        2000
                                   -------     -------     -------
Statutory rate ..............        35.00%      35.00 %     35.00%
Effect of valuation allowance       (16.48)        --          --
Other .......................         2.93       (4.97)      (2.33)
                                   -------     -------     -------
Effective tax rate ..........        21.45%      30.03%      32.67%
                                   =======     =======     =======

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


11.      Supplemental Cash Flow Information

         Following are significant noncash investing and financing activities for 2002, 2001, and 2000 (in thousands):

                                                                                2002         2001        2000
                                                                             ---------    ---------   ---------
Preferred stock dividends, accrued and deemed, and accretion on preferred
stock with reduction of additional paid in capital .......................   $  23,552    $  26,587   $  41,080

Net adjustment in other comprehensive (loss) income, net of related
deferred taxes ...........................................................      (1,005)      12,981     (11,976)

Payment of 12-3/4% series preferred stock dividends with like kind shares       11,026       20,109      17,771

Cancellation of 12-3/4% series preferred stock contributed by PCC ........       9,951         --          --

Payment of other preferred stock dividends with common stock newly issued
and from treasury ........................................................        --          6,072      15,003

Net effect of entities exchanged with PCC in corporate reorganization.....        --        117,730        --

Distribution of guard band licenses to PCC ...............................        --         95,427        --

Capital issued for investment in affiliates and acquisitions of
intangibles ..............................................................        --           --       791,175

Debt assumed and issued, and deferred taxes and related intangibles
recognized in acquisitions ...............................................        --           --       638,835

Marketable equity securities received in sale of tower assets ............        --           --        37,516


         For 2002, 2001, and 2000, we paid cash interest of $111.0 million, $113.2 million, and $94.1 million, respectively. We paid no federal income taxes in 2002, 2001, and 2000. The amount paid for state income taxes was not significant in each of 2002, 2001, and 2000.

12.      Acquisitions

         In May 2000, we acquired Golden Sky Holdings ("GSH") in a transaction accounted for as a purchase. The total consideration for the acquisition was $1.2 billion. The merger consideration included $293.7 million of GSH consolidated net liabilities, including a deferred income tax asset of $89.3 million principally for GSH's cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. Also included in the consideration was a deferred income tax liability of $421.3 million principally for the excess of the book basis over the income tax basis of the amount of DBS rights assets existing at the acquisition date. Of the total acquisition cost, $1.0 billion was allocated to the DBS rights assets, net of $94.1 million for the effect of our consolidated deferred income tax valuation allowances no longer required in association with the merger.

         During 2000, we completed 19 other acquisitions of independent providers of DIRECTV. These acquisitions principally consisted of the rights to provide DIRECTV programming in various rural areas of the United States. The total consideration for these acquisitions of $232.6 million consisted of cash of $131.6 million, common and preferred stocks and warrants to purchase common stock of PCC with an aggregate value of $73.5 million, a deferred tax liability incurred of $24.4 million, $200 thousand in promissory notes, and $2.9 million in assumed net liabilities. These acquisitions were accounted for by the purchase method, wherein substantially all of the total consideration for these acquisitions was allocated to DBS rights.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



13.      Discontinued Operations

         In September 2000, we sold to an unrelated third party all of our interests in the assets of the cable operations in Puerto Rico. The sale price was $170.0 million in cash, and the net cash proceeds of the sale were $164.5 million. The gain on the sale was $59.4 million, net of currently payable Puerto Rico capital gains and withholding taxes of $28.0 million. Net revenues and pretax income of the cable operations for 2000 were $18.1 million and $1.7 million, respectively.

         At December 31, 2002, we had entered into a definitive agreement to sell our Mobile, Alabama broadcast television station to an unaffiliated party for $11.5 million in cash. We completed the sale in March 2003. Accordingly, we classified the operations of this station as discontinued for 2002 and 2001. There were no operations for this station in 2000. Assets and liabilities associated with the station are not significant to our financial position and are included with other current and noncurrent assets and liabilities as appropriate.

         In August 2002, we sold the subscribers and equipment inventory for our Pegasus Express two way satellite internet access business to an unaffiliated party. The cash proceeds were $1.4 million for the subscribers and $2.6 million for the equipment. With the sale of the subscribers and equipment, we no longer operated the Pegasus Express business and, accordingly, have classified this business as discontinued for 2002 and 2001. There were no operations for this business in 2000.

         Aggregate revenues and pretax loss of discontinued operations were as follows (in thousands):

                                      2002              2001
                                 ---------------    -------------
Revenues                           $ 3,853           $   1,862
Pretax loss                         (4,352)            (17,326)

Included in the pretax amount for 2002 is a loss of $837 thousand on the Pegasus Express equipment inventory sold and an aggregate loss of $847 thousand for other assets associated with the Pegasus Express business that were written off because they had no use outside of the business.

14.      Financial Instruments

         The carrying and fair values of our long term debt and redeemable preferred stock at December 31, 2002 and 2001 were as follows (in thousands):


                                                                   2002                         2001
                                                          -------------------------- ---------------------------
                                                           Carrying         Fair       Carrying        Fair
                                                             Value          Value        Value         Value
                                                          ------------- ------------ ------------- -------------
Long term debt (including current portion)...............  $1,335,862      $911,337    $1,338,651    $1,244,686
Redeemable preferred stock...............................     199,022        59,199       183,503       135,076


         Fair values for publicly held securities aggregating $478.0 million and $835.2 million at December 31, 2002 and 2001, respectively, were estimated using available market prices for those that have determinable market prices and market prices of other comparable securities for those where no market price is determinable. Our publicly held securities are not actively traded. The fair value at December 31, 2002 for one note series that is not publicly registered and is subject to restrictions on transfer was estimated from the fair values attributed to our comparable publicly held notes. The fair value for this note series at December 31, 2001 was assumed to be equal to its principal amount at that date of $175.0 million, for the series had been newly issued near December 31, 2001 and its interest rate at issuance approximated market rates available at December 31, 2001. Principal amounts outstanding for variable rate debt, including PSC's note payable to PCC, at December 31, 2002 and 2001 of $387.6 million and $352.3 million, respectively, were assumed to approximate their fair values at those dates because this debt is subject to short term variable rates of interest and the rates in effect at those dates approximated market rates available at each date. Other financial instruments included in the table were not significant and their fair values were assumed to be equal to their carrying amounts.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



         At December 31, 2002, we had two interest rate swap contracts that were outstanding for all of 2002. Each contract is with a different financial institution. Both swaps terminate March 2003. One contract is for a notional amount of $35.0 million and has a fixed rate of interest of 7.195%. The other contract is for a notional amount of $37.1 million and has a fixed rate of interest of 7.18%. The variable market interest rate for each contract is based on the six month LIBOR rate in effect at the beginning of each six month rate resetting period.

         At December 31, 2002, we had four interest rate cap contracts, two with different financial institutions that were outstanding for all of 2002 and two that we entered into in August 2002 with the same financial institution. Two contracts terminate in March 2003, with one contract having a notional amount of $33.9 million and the other having a notional amount of $34.0 million. The cap rate for each of these contracts is 9.0%. The contracts entered into in 2002 terminate in September 2005 and each has a notional amount of $15.8 million, with one having a cap rate of 9.00% and the other having a cap rate of 4.00%. The premiums we paid to enter into these two contracts were not significant. The variable market interest rate for all four contracts is based on the three month LIBOR rate in effect at the beginning of each three month resetting period.

         The aggregate fair values of the swaps and caps at December 31, 2002 and 2001 were liabilities of $1.2 million and $4.2 million, respectively. With respect to the net change in the fair values of our swaps and caps, we recognized gain of $3.0 million in 2002 and a loss of $4.2 million in 2001. We were not required to recognize gain or loss on our swaps and caps prior to 2001. As a result of market LIBOR rates applicable to us for the swaps being lower than the fixed rates we pay on the swaps in each of 2002, 2001, and 2000, we incurred net additional interest of $3.6 million, $1.3 million, and $194 thousand in 2002, 2001, and 2000, respectively. The caps have not had any effect on our effective interest rates or the amount of interest incurred, and only nominal effect in the amount of gains and losses recorded for the net changes in the aggregate fair values of our swaps and caps during 2002 and 2001.

15.      Commitments and Contingent Liabilities

Legal Matters

DIRECTV, Inc. Litigation
------------------------

National Rural Telecommunications Cooperative:

         PST and GSS are affiliates of the NRTC that participate through agreements in the NRTC's direct broadcast satellite program.

         On June 3, 1999, the NRTC filed a lawsuit in United States District Court, Central District of California against DIRECTV, Inc. seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV, Inc. certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV, Inc. filed a counterclaim seeking judicial clarification of certain provisions of DIRECTV, Inc.'s contract with the NRTC. On August 26, 1999, the NRTC filed a separate lawsuit in United States District Court, Central District of California against DIRECTV, Inc. claiming that DIRECTV, Inc. had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV, Inc. and its affiliates have received relating to programming and other services. The NRTC and DIRECTV, Inc. have also filed indemnity claims against one another that pertain to the alleged obligation, if any, of the NRTC to indemnify DIRECTV, Inc. for costs incurred in various lawsuits described herein. These claims have been severed from the other claims in the case and will be tried separately.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



         DIRECTV, Inc. is seeking as part of its counterclaim a declaratory judgment that the term of the NRTC's agreement with DIRECTV, Inc. is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. If DIRECTV, Inc. were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. While the NRTC has a right of first refusal to receive certain services after the term of NRTC's agreement with DIRECTV, Inc., the scope and terms of this right of first refusal are also being disputed as part of DIRECTV, Inc.'s counterclaim. On December 29, 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV Inc.'s motion for partial summary judgment relating to the right of first refusal.

         On July 3, 2002, the court granted a motion for summary judgment filed by DIRECTV, Inc., holding that the NRTC is liable to indemnify DIRECTV, Inc. for the costs of defense and liabilities that DIRECTV, Inc. incurs in a patent case filed by Pegasus Development Corporation ("Pegasus Development"), a subsidiary of PCC, and Personalized Media Communications, L.L.C. ("Personalized Media") in December 2000 in the United States District Court, District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, and Philips Electronics North America Corporation. In February 2003, the United States District Court, District of Delaware granted Pegasus Development's and Personalized Media's motion for leave to amend the complaint to exclude relief for the delivery nationwide, using specified satellite capacity, of services carried for the NRTC, plus any other services delivered through the NRTC to subscribers in the NRTC's territories. It is anticipated that a motion will be filed with the United States District Court, Central District of California to reconsider its July 3, 2002 decision that the NRTC indemnify DIRECTV, Inc. for DIRECTV, Inc.'s costs of defense and liabilities from the patent litigation. Personalized Media is a company with which Pegasus Development has a licensing arrangement. Pegasus Development and Personalized Media are seeking injunctive relief and monetary damages for the defendants' alleged patent infringement and unauthorized manufacture, use, sale, offer to sell, and importation of products, services, and systems that fall within the scope of Personalized Media's portfolio of patented media and communications technologies, of which Pegasus Development is an exclusive licensee within a field of use. The technologies covered by Pegasus Development's exclusive license include services distributed to consumers using certain Ku band BSS frequencies and Ka band frequencies, including frequencies licensed to affiliates of Hughes Electronics and used by DIRECTV, Inc. to provide services to its subscribers.

Pegasus Satellite Television and Golden Sky Systems:

         On January 10, 2000, PST and GSS filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common counts, and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term, and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates. On February 10, 2000, PST and GSS filed an amended complaint, and withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The amended complaint also added claims regarding DIRECTV Inc.'s failure to allow distribution through the NRTC of various advanced services, including Tivo. The new class action was filed on February 29, 2000. The court certified the plaintiff's class on December 28, 2000. On March 9, 2001, DIRECTV, Inc. filed a counterclaim against PST and GSS, as well as the class members, seeking two claims for relief: 1) a declaratory judgment whether DIRECTV, Inc. is under a contractual obligation to provide PST and GSS with services after the expiration of the term of their agreements with the NRTC and 2) an order that DBS-1 is the satellite (and the only satellite) that measures the term of PST's and GSS' agreements with the NRTC. On October 29, 2001, the Court denied DIRECTV's motion for partial summary judgment on its term counterclaim.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



         On June 22, 2001, DIRECTV, Inc. brought suit against PST and GSS in Los Angeles County Superior Court for breach of contract and common counts. The lawsuit pertains to the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV, Inc. and PST and GSS. On July 13, 2001, PST and GSS terminated the seamless marketing agreement. The seamless marketing agreement provided seamless marketing and sales for DIRECTV retailers and distributors. On July 16, 2001, PST and GSS filed a cross complaint against DIRECTV, Inc. alleging, among other things, that 1) DIRECTV, Inc. breached the seamless marketing agreement and 2) DIRECTV, Inc. engaged in unlawful and/or unfair business practices, as defined in Section 17200, et seq. of the California Business and Professions Code. This suit has since been removed to the United States District Court, Central District of California. On September 16, 2002, PST and GSS filed first amended counterclaims against DIRECTV, Inc. Among other things, the first amended counterclaims added claims for 1) rescission of the seamless marketing agreement on the ground of fraudulent inducement, 2) specific performance of audit rights, and 3) punitive damages on the breach of the implied covenant of good faith claim. In addition, the first amended counterclaims deleted the business and professions code claim and the claims for tortious interference that were alleged in the initial cross complaint. On November 5, 2002 the court granted DIRECTV, Inc.'s motion to dismiss 1) the specific performance claim and 2) the punitive damages allegations on the breach of the implied covenant of good faith claim. The court denied DIRECTV, Inc.'s motion to dismiss the implied covenant of good faith claim in its entirety.

         DIRECTV, Inc. filed four summary judgment motions on September 11, 2002 against the NRTC, the class members, and PST and GSS on a variety of issues in the case. The motions cover a broad range of claims in the case, including 1) the term of the agreement between the NRTC and DIRECTV, Inc., 2) the right of first refusal as it relates to PST and GSS, 3) the right to distribute the premiums, and 4) damages relating to the premiums, launch fees, and advanced services claims. The court removed a hearing date of December 16, 2002 and no new date has been set for hearing or resolution of pending motions.

         Pursuant to the court's order of December 17, 2002, the parties stipulated on December 20, 2002 to participate in mediation proceedings presided over by a mutually agreeable mediator. The mediation is ongoing.

         Both of the NRTC's lawsuits against DIRECTV, Inc. have been consolidated for discovery and pretrial purposes. All five lawsuits discussed above, including both lawsuits brought by the NRTC, the class action, and PST's and GSS' lawsuit (but excluding the indemnity lawsuits), are pending before the same judge. The court has set a trial date of June 3, 2003, although it is not clear whether all the lawsuits will be tried together.

Other Legal Matters
-------------------

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

Commitments

Call Center Services
--------------------

         We have an agreement with a provider of integrated marketing, information, and transaction services to provide customer relationship management services. As permitted by the agreement, in July 2002, we gave notice that we intended to terminate the agreement 12 months from the date of notice. As a result, we will pay a termination fee of $4.5 million on the termination date. We accrued a liability for this fee in the third quarter 2002 and charged DBS' other subscriber related expenses on the statement of operations and comprehensive loss for this amount. The minimum annual services fee called for under the contract for services to be performed in 2003 while the contract is still in effect is $10.9 million. Expense recognized under this agreement was $22.8 million, $27.9 million, and $22.3 million in 2002, 2001, and 2000, respectively. The fees that we pay under the agreement vary generally based on the types of service provided, performance criteria, and other costs incurred by the provider.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Communications Services
-----------------------

         We entered into a new agreement with our provider of communication services in 2002 that expires March 2005. The fees that we pay under the agreement vary generally based on usage type and volume. We must pay a minimum annual fee of $6.0 million over the term of the agreement. Expense recognized under this agreement was $6.9 million, $9.2 million, and $6.3 million in 2002, 2001, and 2000, respectively.

Broadcast Programming Rights
----------------------------

         At December 31, 2002, we were scheduled to make payments for rights to air programming of $4.2 million in 2003, $3.2 million in 2004, $1.9 million in 2005, $1.1 million in 2006, and $803 thousand in 2007.

16.      Related Party Transactions

         PSC is party to an option agreement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the "KB Companies"), and the owner of a minority interest in the KB Companies. Mr. Butcher is the stepfather of Marshall
W. Pagon, chairman of the board of directors and chief executive officer of PSC and PCC. The KB Companies own a number of Federal Communications Commission television station licenses or permits. The option agreement provides PSC with the exclusive and irrevocable option to purchase capital stock, membership interests, and assets of the KB Companies, subject to the terms and conditions of the agreement. In return for its option, PSC has agreed to provide and maintain cash collateral for certain of the principal amount of bank loans made to these individuals and entities. PSC is required to provide security so long as the agreement is in effect, and the agreement has no specified termination date. The amount of collateral that PSC is to provide and maintain under the arrangement equals the principal amount of bank loans outstanding. Other than its interests in the assets of the KB Companies, PSC's collateral is unsecured with respect to this arrangement. Pursuant to this arrangement, at December 31, 2002 and 2001, PSC had provided collateral of $8.3 million and $6.8 million, respectively, which is recorded as restricted cash on the balance sheet.

         At December 31, 2002, we have a loan outstanding to Nicholas Pagon, a former executive of PSC and the brother of Marshall W. Pagon, amounting to $253 thousand for principal and interest accrued on the loan. The loan matures in January 2004 and bears interest at 6% per annum. Principal and any accrued and unpaid interest are due at maturity. The loan is collateralized by shares of PCC Class A common stock.

         During 2002, PSC began to acquire shares of PCC's class A common stock from unaffiliated parties. At December 31, 2002, PSC held 331,044 shares with a carrying amount of $3.8 million that is included in other noncurrent assets. The number of shares reflects the one for 10 reverse stock split effected by PCC on December 31, 2002. Of the number of shares held, we purchased 181,310 for $1.9 million. The remaining shares of 149,734 were obtained in exchange for our preferred stock (see Note 5). The value attributed to the shares obtained in the exchange was $1.9 million.

         A subsidiary of PSC has from time to time provided accounting and administrative services to companies affiliated with Marshall W. Pagon and has paid certain expenses on behalf of the affiliated companies which expenses have been reflected on PSC's books and financial statements as receivables from the affiliated companies. These receivables are primarily comprised of legal, accounting, and corporate organizational fees charged by third parties and paid by the subsidiary and of allocations to the affiliated companies by the subsidiary of a portion of the subsidiary's accounting and overhead costs. At December 31, 2002, the aggregate amount of receivables outstanding was $627,332. No interest was charged with respect to amounts outstanding from time to time.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



17.      Industry Segments

         At December 31, 2002, our only reportable segment was our DBS business. DBS provides multichannel DBS DIRECTV services in rural areas of the United States on a subscription basis. Audio and video programming provided 92%, 93%, and 93% of the total DBS revenues in 2002, 2001, and 2000, respectively. Performance of the DBS business is evaluated based on premarketing cash flow and EBITDA, as determined by us. Information on DBS' revenue and results of operations is as presented on the statements of operations and comprehensive loss. DBS derived all of its revenues from external customers for each period reported. Capital expenditures for the DBS business were $28.2 million, $37.0 million, and $19.1 million for 2002, 2001, and 2000, respectively. Capital expenditures for all other operations were $1.6 million, $5.7 million, and $27.3 million for 2002, 2001, and 2000, respectively. Identifiable total assets for DBS were $1.7 billion and $2.0 billion at December 31, 2002 and 2001, respectively. Identifiable total assets for all other operations were $121.2 million and $131.9 million at December 31, 2002 and 2001, respectively.

18.      Quarterly Information (Unaudited)
         (in thousands)

                                                                          Quarter Ended
                                               March 31,          June 30,        September 30,    December 31,
                                                 2002                2002             2002             2002
                                               ---------          --------        -------------    ------------
Net revenues................................   $222,395           $225,129          $225,753         $227,555
Income (loss) from operations ..............     (4,066)             3,453            (3,120)             259
Loss before extraordinary item..............    (25,460)           (23,520)          (33,901)         (36,895)
Net loss....................................    (25,460)           (23,520)          (24,165)         (36,284)


                                               March 31,          June 30,        September 30,    December 31,
                                                 2001                2001             2001            2001
                                               ---------          --------        -------------    ------------
Net revenues................................   $213,827           $215,472          $214,874         $227,681
Loss from operations .......................    (70,236)           (61,107)          (49,051)         (36,667)
Loss before extraordinary item..............    (70,642)           (65,514)          (85,776)         (61,475)
Net loss....................................    (70,642)           (66,500)          (85,776)         (62,295)


In the quarter ended September 30, 2001, we recognized a loss on the impairment of marketable equity securities of $34.2 million.

         Amounts in the above tables for revenues and income (loss) from operations for quarters ended March 31, 2002 and 2001, June 30, 2002 and 2001, and December 31, 2001 may differ from the amounts previously reported because the amounts in the tables for these periods reflect applicable adjustments for discontinued operations first reported in the quarter ended September 30, 2002.

PEGASUS SATELLITE COMMUNICATIONS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2001, and 2000
(In thousands)

                                     Balance at        Additions         Additions
                                    Beginning of      Charged To        Charged To                         Balance at
          Description                  Period          Expenses       Other Accounts      Deductions      End of Period

         Allowance for
       Doubtful Accounts
       -----------------
           Year 2002                        $6,016          $23,809                         $22,604 (b)           $7,221
           Year 2001                         3,303           36,511                          33,798 (b)            6,016
           Year 2000                         1,410           14,531         $1,000 (a)       13,638 (b)            3,303


  Valuation Allowance for Net
  Deferred Income Tax Assets
  ---------------------------
           Year 2002                                        $22,920                                              $22,920
           Year 2001
           Year 2000                       $59,808                          $2,729 (c)      $62,537(d)

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

4.2 Form of 12-1/2% Series B Senior Subordinated Notes due 2005 (included in Exhibit 4.1 above).

4.3 Indenture, dated as of October 21, 1997, by and between Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) and First Union National Bank, as trustee, relating to the 9-5/8% Senior Notes due 2005 (which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form 8-K dated September 8, 1997 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation)).

4.4 Form of 9-5/8% Senior Notes due 2005 (included in Exhibit 4.3 above).

4.5 Indenture, dated as of November 30, 1998, by and between Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) and First Union National Bank, as trustee, relating to the 9-3/4% Senior Notes due 2006 (which is incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-70949)).

4.6 Form of 9-3/4% Senior Notes due 2006 (included in Exhibit 4.5 above).

4.7 Indenture, dated as of November 19, 1999, by and between Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) and First Union National Bank, as Trustee, relating to the 12-1/2% Senior Notes due 2007 (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-94231)).

4.8 Form of 12-1/2% Senior Notes due 2007 (included in Exhibit 4.7 above).

4.9 Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 12-3/8% Senior Notes due 2006 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3,
            2002).

4.10 Form of 12-3/8% Senior Notes due 2006 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.9 above).

4.11 Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 13-1/2% Senior Subordinated Discount Notes due 2007 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).

4.12 Form of 13-1/2% Senior Subordinated Discount Notes due 2007 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.11 above).

4.13 Indenture, dated as of December 19, 2001, by and between Pegasus Satellite Communications, Inc. and J.P. Morgan Trust Company, National Association, as trustee, relating to the 11-1/4% Senior Notes due 2010 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).

4.14 Form of 11-1/4% Senior Notes due 2010 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.13 above).

4.15 Amended and Restated Voting Agreement, dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S By S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

4.16 Registration Rights Agreement dated May 5, 2000, among Pegasus Communications Corporation, Fleet Venture Resources, Inc., Fleet Equity Partners VI, L.P., Chisholm Partners III, L.P., and Kennedy Plaza Partners, Spectrum Equity Investors, L.P. and Spectrum Equity Investors II, L.P., Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S By S, L.L.C., and Pegasus Communications Holdings, Inc., Pegasus Capital, L.P., Pegasus Scranton Offer Corp, Pegasus Northwest Offer Corp, and Marshall W. Pagon, an individual (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated May 5, 2000).

4.17 Registration Rights Agreement, dated as of December 19, 2001, by and among Pegasus Satellite Communications, Inc., CIBC World Markets Corp. and Bear Stearns & Co. Inc. (which is incorporated herein by reference to Exhibit 4.14 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3,
            2002).

10.1 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality, if any)).

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

10.4 Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank (which is incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.5 First Amendment to Credit Agreement dated as of July 23, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank, (which is incorporated herein by reference to Exhibit 10.1 of Pegasus Communications Corporation's Form 10-Q for the quarter ended June 30, 2001).

10.6 Second Amendment to Credit Agreement dated as of November 13, 2001, which amends the Credit Agreement dated January 14, 2000 among Pegasus Media & Communications, Inc., the lenders party thereto, CIBC World Markets Corp., Deutsche Bank Securities Inc., Canadian Imperial Bank of Commerce, Bankers Trust Company and Fleet National Bank. (which is incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).

10.7+ Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix B to the definitive proxy statement of Pegasus Communications Corporation filed with the Securities Exchange Commission on May 9, 2002).

10.8+ Pegasus Restricted Stock Plan, as amended and restated effective as of February 13, 2002 (which is incorporated herein by reference to Appendix C to the definitive proxy statement of Pegasus Communications Corporation filed with the Securities Exchange Commission on May 9, 2002).

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

10.11 Amendment dated December 30, 1999, to ADS Alliance Agreement among ADS Alliance Data Systems, Inc., Pegasus Satellite Television, Inc. and Digital Television Securities, Inc., dated September 13, 1999 (which is incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-31080)).

10.12+      Executive Employment Agreement effective as of June 1, 2002 for Ted
            S. Lodge (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).

10.13+ Amendment No. 1 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of September 1, 2002 (which is incorporated herein by reference to Exhibit 10.13 to Form 10-K of Pegasus Communications Corporation filed with the Securities Exchange Commission on March 31, 2003).

10.14+ Amendment No. 2 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.14 to Form 10-K of Pegasus Communications Corporation filed with the Securities Exchange Commission on March 31, 2003).

10.15+ Amendment No. 3 to the Pegasus Communications 1996 Stock Option Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.15 to Form 10-K of Pegasus Communications Corporation filed with the SEC on March 31, 2003).

10.16+ Amendment No. 1 to the Pegasus Communications Restricted Stock Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.16 to Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 31, 2003).

10.17+ Amendment No. 2 to the Pegasus Communications Restricted Stock Plan (as amended and restated effective as of February 13, 2002), effective as of December 31, 2002 (which is incorporated herein by reference to Exhibit 10.17 to Form 10-K of Pegasus Communications Corporation filed with the Securities and Exchange Commission on March 31, 2003).

10.18+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).

10.19+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14,
            2002).

10.20+ Description of Long Term Incentive Compensation Program Applicable to Executive Officers (which is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14,
            2002).

21.1*       Subsidiaries of Pegasus Satellite Communications, Inc.

24.1*       Power of Attorney (included on Signatures page).

99.1*       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

99.2*       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.


---------
*        Filed herewith.
+        Indicates a management contract or compensatory plan.