Form 10-K
period 2003-12-31
PEGASUS SATELLITE COMMUNICATIONS INC
filed 2004-03-23
CIK 1015629

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

                   For the fiscal year ended December 31, 2003

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

       Registrant's telephone number, including area code: (800) 376-0022
                                 --------------
        Securities registered pursuant to section 12(b) of the Act: None
        Securities registered pursuant to section 12(g) of the Act: None
                               -------------------

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

         As of the last business day of the registrant's most recently completed second fiscal quarter on June 30, 2003, all of the registrant's outstanding voting stock was held by the parent of the registrant, and therefore, the aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $0.00.

         Number of shares of each class of the registrant's common stock outstanding as of March 15, 2004:

                   Class B Common Stock, $0.01 par value: 100

================================================================================

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----

                                                     PART I
                                                     ------

ITEM 1.   BUSINESS........................................................................................    1
ITEM 2.   PROPERTIES.......................................................................................  28
ITEM 3.   LEGAL PROCEEDINGS................................................................................  28
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................  32

                                                     PART II
                                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................  33
ITEM 6.   SELECTED FINANCIAL DATA..........................................................................  34
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............  35
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................  54
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................  57
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.............................................................................  57
ITEM 9A.  CONTROLS AND PROCEDURES..........................................................................  57

                                                    PART III
                                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................  59
ITEM 11.  EXECUTIVE COMPENSATION...........................................................................  61
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS .....................................................................  69
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................  73
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................................  75

                                                     PART IV
                                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................  77

ITEM 1.  BUSINESS

The Company

         Pegasus Satellite Communications, Inc. ("Pegasus Satellite") is a direct subsidiary of Pegasus Communications Corporation ("Pegasus Communications"). Pegasus Satellite is a holding company, has issued debt and preferred stock, and is the parent company of Pegasus Media & Communications, Inc. ("Pegasus Media"). Pegasus Media has debt outstanding under a credit agreement and has separate subsidiaries that conduct our direct broadcast satellite business and substantially all of our broadcast television business.

         The corporate organization described above is illustrated in the chart on the following page. The chart sets forth the capital structure and principal assets of (i) Pegasus Satellite and its principal subsidiaries and (ii) Pegasus Satellite's parent, Pegasus Communications, and of some of the parent's principal subsidiaries. Pegasus Communications is a publicly reporting company that files reports under the Securities Exchange Act of 1934, as amended. The most recently filed reports of Pegasus Communications, including its Annual Report on Form 10-K for the year ended December 31, 2003, contain information relating to the parent and the principal subsidiaries of the parent.

         Pegasus Communications is controlled by Marshall W. Pagon, chief executive officer and chairman of the board of directors of Pegasus Communications, by virtue of the ownership of all shares of Pegasus Communications' Class B common stock by intermediate affiliates controlled by Mr. Pagon. Because Pegasus Communications' Class B common stock is entitled to 10 votes per share, and its Class A common stock is entitled to one vote per share, the Class B common stock accounts for a majority of the voting power for matters upon which all classes of voting stock vote together and not by class.

         Unless the context otherwise indicates, all references to "we," "us," and "our" refer to Pegasus Satellite together with its direct and indirect subsidiaries.

           -------------------------------------------------------------------------------------------------------------
          |                                     Pegasus Communications Corporation                                      |
          |-------------------------------------------------------------------------------------------------------------|
          |   Capital Structure (as of December 31, 2003):                                                              |
          |         Class A common stock: 5,443,497, including 682,104 held by subsidiaries                             |
          |         of Pegasus Communications                                                                           |
          |         Class B common stock: 916,380                                                                       |
          |         Nonvoting common stock: none                                                                        |
          |         6-1/2% Series C convertible preferred stock: $198.8 million, including                              |
          |         accrued dividends of $22.7 million                                                                  |
          |         Series D preferred stock: $13.5 million, including accrued dividends of $1.0 million                |
          |         Series E preferred stock: $3.2 million, including accrued dividends of $241 thousand                |
          |-------------------------------------------------------------------------------------------------------------|
          |   Assets (as of December 31, 2003):                                                                         |
          |         Cash: $55.9 million                                                                                 |
          |         12-3/4% cumulative exchangeable preferred stock of Pegasus Satellite: $115.7 million, including     |
          |         accrued dividends of $23.5 million                                                                  |
          |         Note payable from Pegasus Satellite: $45.7 million                                                  |
           -------------------------------------------------------------------------------------------------------------
                                      |                                                                       |
                                      |                                                                       |
 --------------------------------------------------------------------------------                             |
|Subsidiaries of Pegasus                                                         |                            |
|Communications                Principal Assets                                  |                            |
|--------------------------------------------------------------------------------|                            |
|Pegasus Development           Intellectual property, including Personalized     |                            |
|Corporation                   Media licenses; Ka band license for 107(degree)and|                            |
|                              87(degree)west longitude orbital locations;       |                            |
|--------------------------------------------------------------------------------|                            |
|Pegasus Guard Band LLC        Licensee of 34 guard band licenses,               |                            |
|                              for use of frequencies located in the 700         |                            |
|                              megahertz frequency band                          |                            |
|--------------------------------------------------------------------------------|                            |
|Pegasus Communications        Management company                                |                            |
|Management Company                                                              |                            |
|--------------------------------------------------------------------------------|                            |
|Pegasus Rural Broadband LLC   Provider of broadband Internet service in         |                            |
|                              rural areas                                       |                            |
|--------------------------------------------------------------------------------|                            |
|Misc. Subsidiaries            Television license in Tallahassee, FL             |                            |
 --------------------------------------------------------------------------------                             |
                                                                                                              |
                      -------------------------------------------------------------------------------------------------------------
                     |                                   Pegasus Satellite Communications, Inc.                                    |
                     |-------------------------------------------------------------------------------------------------------------|
                     |Capital Structure (as of December 31, 2003):                                                                 |
                     |         9-5/8% senior notes due 2005: $81.6 million                                                         |
                     |         12-3/8% senior notes due 2006: $158.2 million                                                       |
                     |         9-3/4% senior notes due 2006: $71.1 million                                                         |
                     |         13-1/2% senior subordinated discount notes due 2007: $126.1 million, net of unamortized discount    |
                     |           of $2.7 million                                                                                   |
                     |         12-1/2% senior notes due 2007: $118.5 million                                                       |
                     |         11-1/4% senior notes due 2010: $341.9 million, net of unamortized net premium of $1.0 million       |
                     |         12-3/4% cumulative exchangeable preferred stock: $230.9 million, including accrued                  |
                     |           dividends of $46.9 million                                                                        |
                     |         Note payable to Pegasus Communications due 2010: $45.7 million                                      |
                     |         Term loan facility due 2009: $94.2 million, net of unamortized discount of $8.5 million             |
                     |Assets (as of December 31, 2003):                                                                            |
                     |         Cash: $27.0 million                                                                                 |
                     |         Pegasus Communications Class A common stock: 657,604 shares                                         |
                     |         Television license: WGFL, Gainesville, FL                                                           |
                     |         Option to acquire television licenses: WPME, WSWB, WTLF and pending applications                    |
                      -------------------------------------------------------------------------------------------------------------
                                                  |
                                                  |
                                                  |
 -------------------------------------------------------------------------------------------------------------
|                                    Pegasus Media & Communications, Inc.                                     |
|-------------------------------------------------------------------------------------------------------------|
|Capital Structure (as of December 31, 2003):                                                                 |
|         Term loan facility due 2005:  $75.6 million                                                         |
|         Incremental term loan facility due 2005: $17.6 million                                              |
|         Tranche D term loan facility: $295.0 million, net of unamortized discount of  $4.2 million          |
|         Revolver: $0 million                                                                                |
 -------------------------------------------------------------------------------------------------------------
                     |                                                                      |
                     |                                                                      |
 --------------------------------------                                     ----------------------------------
| Pegasus Satellite Television, Inc.    |                                  | Pegasus Broadcast Television,    |
| and Subsidiaries                      |                                  | Inc. and Subsidiaries            |
|-------------------------------------- |                                  |----------------------------------|
| Largest independent distributor of    |                                  | Television licenses: WDSI,       |
| DIRECTV programming with in excess    |                                  | Chattanooga, TN; WTLH,           |
| of 1.1 million subscribers at         |                                  | Tallahassee, FL; WOLF,           |
| December 31, 2003 with the            |                                  | Wilkes-Barre/Scranton, PA; and   |
| exclusive right to distribute         |                                  | WPXT, Portland, ME               |
| DIRECTV services to approximately     |                                  |                                  |
| 8.4 million rural households in       |                                  |                                  |
| specific territories within 41 states |                                  |                                  |
 --------------------------------------                                     ---------------------------------


Corporate Mission

         Our mission is to provide broadcast video and other media and communications services to consumers in rural and underserved areas of the United States. Pegasus Communications is the only publicly traded media company primarily focused on serving America's rural and underserved areas. In the future, we hope to expand the scope of services that we offer and believe that the sales, customer service, and business infrastructure that we have developed and continue to refine will assist us in accomplishing our mission.

General

         Our principal operating business is the direct broadcast satellite business providing DIRECTV(R) programming services. We are the largest independent distributor of DIRECTV programming with in excess of 1.1 million subscribers at December 31, 2003 with the exclusive right to distribute DIRECTV services to approximately 8.4 million rural households in specific territories within 41 states, representing a market penetration of 13% of the rural households in these territories at December 31, 2003. We have a network for our DIRECTV services of over 4,000 independent retailers. For 2003, 2002, and 2001, revenues for this business were 96%, 96%, and 97%, respectively, of total consolidated revenues, and operating expenses for this business were 92%, 92%, and 93%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were $1.6 billion at December 31, 2003, and represented 91% and 93% of total consolidated assets at December 31, 2003 and 2002, respectively. As a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         We are the owner or programmer of nine television stations affiliated with either CBS Television ("CBS"), Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN"), or The WB Television Network ("WB"). The carrying amount of assets of our broadcast television operations was $57.0 million at December 31, 2003.

         We have a history of losses principally due to the substantial amounts incurred for interest expense and amortization expense associated with intangible assets. Consolidated net losses were $136.7 million, $109.4 million, and $285.2 million for 2003, 2002, and 2001, respectively. Consolidated interest and amortization expenses were $167.8 million and $116.5 million, respectively, for 2003, $148.0 million and $117.4 million, respectively, for 2002, $136.2 million and $245.4 million, respectively, for 2001.

         On a consolidated basis, we are highly leveraged. At December 31, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and mandatorily redeemable preferred stock outstanding, including associated accrued and unpaid dividends considered to be interest, of $1.7 billion.

         We are in significant litigation against DIRECTV, Inc. (See ITEM 3. Legal Proceedings - DIRECTV Litigation and - Seamless Marketing Litigation.)

Direct Broadcast Satellite Television

         There are currently two nationally branded direct broadcast satellite programming services: DIRECTV and The DISH Network ("DISH"). DIRECTV is a service of DIRECTV, Inc., a subsidiary of Hughes Electronics Corporation ("Hughes Electronics"). The News Corporation Limited ("News Corp") purchased a 34% interest in Hughes Electronics, and subsequently transferred its entire interest to its subsidiary Fox Entertainment Group, Inc. ("Fox Entertainment"). DISH is owned by EchoStar Communications Corporation ("EchoStar"). Additionally, Cablevision Systems launched a high definition focused direct broadcast satellite service in late 2003 through its Rainbow DBS LLC subsidiary. This new direct broadcast satellite entrant operates under the VOOM brand name.

         Direct broadcast satellite programming services are digital services and require that a subscriber install or have installed a satellite receiving antenna (or dish) and a digital receiver. DIRECTV and DISH require a satellite dish (as small as 18 inches in diameter, depending upon the services received). As of December 31, 2003, the market shares of DIRECTV (including our subscribers) and DISH among all direct broadcast satellite subscribers nationally were approximately 57% and 43%, respectively, compared to approximately 58% and 42%, respectively, at December 31, 2002.

Direct Broadcast Satellite in Rural Areas

         Rural areas include approximately 80% of the total landmass of the continental United States and are home to approximately 20% of the U.S. population. Because the cost of reaching a household by a cable or other wireline distribution system is generally inversely proportional to home density and the cost of providing satellite service is not, direct broadcast satellite services have strong cost advantages over cable and other wireline distribution systems in rural areas. Rural areas, therefore, represent a large and attractive market for direct broadcast satellite services.

         It is difficult, however, for satellite and other service providers to establish sales and distribution channels in rural areas. In contrast to metropolitan areas, where there are many strong national retail chains, few national retailers have a presence in rural areas. Most retailers in rural areas are independently owned and operate a limited number of store locations. For these reasons, service providers seeking to establish broad and effective rural distribution have limited alternatives:

            o they may seek to distribute their services through national retailers, such as Radio Shack or Wal-Mart, that have a strong retail presence in rural areas;
            o  they may seek to establish direct sales channels in rural areas;
            o they may seek to distribute through networks of independent retailers serving rural areas, such as have been established by EchoStar, the provider of another large direct broadcast satellite service and one of our competitors, and by us.

Our Direct Broadcast Satellite Business Strategy

         Our direct broadcast satellite business strategy focuses on: increasing the quality of new subscribers and the composition of our existing subscriber base; enhancing the returns on investment in our subscribers; generating free cash flow; and preserving liquidity. The primary focus of our "Quality First" strategy is to improve the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and obtaining subscribers who use multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and maintaining adequate margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, that strategy along with other very significant factors, has contributed to a certain extent to a decrease in the number of our direct broadcast satellite subscribers. These other significant factors include a significant competitive disadvantage that we experience in a large number of our territories in which EchoStar offers or is introducing local channels but DIRECTV does not; competition from EchoStar other than with respect to local channels; competition from digital cable providers; and the effect of general economic conditions on our subscribers and potential subscribers. The number of territories in which we are disadvantaged by a lack of local channel service increased in 2003 and we believe will continue to increase in the first two quarters of 2004 because of DIRECTV's delay in launching its DIRECTV 7S spot beam satellite to provide local channels in markets where EchoStar offers or is introducing local channels, and DIRECTV's failure to provide certain of our key markets with local channels. DIRECTV, Inc., according to its most recent statements, intends to launch this satellite in the second quarter of 2004. Our direct broadcast satellite business strategy may result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained. (See Risk Factors - We have a recent history of net decreases in our total number of subscribers.)

DIRECTV

         DIRECTV offers in excess of 225 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via five high power Ku band satellites and has two spare satellites in orbit. It also has stated plans to expand its satellite capacity with the launch of the DIRECTV 7S spot beam satellite, which according to its most recent statements is planned during the second quarter of 2004. We believe that DIRECTV's extensive line up of pay per view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing direct broadcast satellite subscribers and that these product features coupled with expanded local channel availability will continue to drive significant subscriber growth for DIRECTV programming in the future.

DIRECTV Rural Affiliates

         Prior to the launch of DIRECTV's programming service, Hughes Communications Galaxy, Inc. ("Hughes Communications"), succeeded by DIRECTV, Inc., entered into an agreement with the National Rural Telecommunications Cooperative ("NRTC") authorizing the NRTC to offer its members and affiliates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 NRTC members and affiliates initially acquired such exclusive rights, thereby becoming DIRECTV rural affiliates.

         When DIRECTV was launched in 1994, we were the largest of the original DIRECTV rural affiliates, with a DIRECTV exclusive territory of approximately 500,000 homes in four New England states. In October 1996, we first acquired exclusive distribution rights from another DIRECTV rural affiliate, thereby beginning a process of consolidation that has significantly changed the composition of DIRECTV's rural affiliates. Between October 1996 and February 2001, we acquired collectively an aggregate of 159 territories directly ourselves or indirectly through our acquisitions of other DIRECTV rural affiliates.

DIRECTV Programming

         DIRECTV programming includes 1) cable networks, broadcast networks (including, where available, local broadcast network services, which is also known as "local into local" channels), and audio services available for purchase in tiers for a monthly subscription, 2) premium services available a la carte for a monthly subscription, 3) sports programming (including regional sports networks and seasonal collegiate and premium professional sports packages) available for a yearly, seasonal, or monthly subscription, 4) movies and events available for purchase on a pay per view basis, and 5) a package for high definition televisions on a monthly subscription basis.

         Our core programming packages consist of Select Choice, Total Choice Limited, Total Choice, Total Choice Plus, and Total Choice Premier. The following is a summary of these programming packages and their latest pricing (excluding applicable fees and taxes):

            o Select Choice. Delivers over 45 popular channels of news, sports, and entertainment programming and optional access to pay per view channels that retails for $29.99 per month.
            o Total Choice Limited. Delivers over 80 basic entertainment channels, including 31 digital music channels and optional access to pay per view channels, which retails for $34.99 per month.
            o Total Choice. Delivers over 115 basic entertainment channels, including 31 digital music channels and optional access to pay per view channels, which retails for $39.99 per month.
            o Total Choice Plus. Delivers over 135 basic entertainment channels, including everything in Total Choice and over 15 additional channels, which retails for $42.99 per month.
            o Total Choice Premier. Delivers more than 195 channels, including everything in Total Choice Plus, 31 premium movie channels, and over 20 regional and specialty sports networks and optional access to pay per view channels, which retails for $89.99 per month.

We continually evaluate our core programming prices given wholesale programming costs and competitive developments. Based on these and other factors, we periodically adjust our core programming prices.

         Core programming package pricing includes the benefits of the Pegasus Digital One Plan (see - Direct Broadcast Satellite Sales and Distribution - The Pegasus Digital One Plan below), such as repair service without an additional monthly cost, but does not include a royalty fee of up to $1.75 to reimburse us for certain costs.

         We offer other programming in addition to our core programming packages. In designated market areas ("DMA's") where available, subscribers may obtain local broadcast network services packages along with their core programming for $3.00 or $6.00 per month. There are 206 DMA's in the continental United States. We have subscribers that reside in 133 DMA's, representing 8.4 million households. Local broadcast network services offered by DIRECTV, Inc. are currently available in 42 of the DMA's where our subscribers reside, representing 3.2 million households. Our local broadcast network services packages include stations from the major networks ABC, CBS, NBC, and Fox, as well as Public Broadcasting Systems, WB, and UPN stations and independent stations, where available.

         DIRECTV, Inc., according to its most recent statements, intends to provide in 2004 local broadcast network services to an additional 29 DMA's that we serve, upon the successful launch of the DIRECTV 7S spot beam satellite, which according to its most recent statements is planned for the second quarter of 2004. If completed, this will increase the number of local broadcast network eligible households in our markets by approximately 2.5 million, to a total of approximately 5.7 million households. DIRECTV, Inc., according to its most recent statements, also intends to provide local broadcast network services in 15 DMA's that we serve, representing approximately 763,000 households, using capacity at the 72.5(degree) west longitude orbital location, which is assigned to Canada. (See Risk Factors - The introduction of local channels in new markets could be delayed and could be delivered from orbital locations requiring that customers change-out their direct broadcast satellite receiving equipment or use two antennas.) Based on the recent statements of DIRECTV, Inc. described above, the total number of households in our markets that will be eligible for local broadcast network services in 2004 will increase to approximately 6.4 million, or 77% of the total households in our markets.

         The table below summarizes the impact of DIRECTV, Inc.'s stated planned DIRECTV 7S and 72.5(degree) west longitude orbital location satellites on local broadcast network services availability in our markets using three different scenarios. As described above, if all launches are completed as stated by DIRECTV the majority (approximately 77%) of households residing in our markets will have access to local channel service in 2004. Additionally, the table shows the number of our households where DISH has an advantage with respect to local channel availability. This local service disadvantage to us decreases significantly from 2.8 million of our households as of December 31, 2003 to approximately 102,000 households with the successful launch of DIRECTV 7S and re-slotting of the existing satellite to 72.5(degree) west orbital location. The amounts in the table are approximations.

                           Our Households                                                                Our
                         with Local Channel                Our Households Where Local                   Total
 Launch Scenarios           Availability                  Channels are Not Available:                Households*
--------------------     --------------------    -----------------------------------------------    --------------
                                                  For Neither     DISH Has and
                                                  Us or Dish        We Do Not          Total
No Launch of D7S
   or re-slotting
   to 72.5(degree)           3,170,935             2,447,615           2,777,962      5,225,577         8,396,512
Launch of D7S only           5,666,941             2,005,569             724,002      2,729,571         8,396,512
Launch of Both D7S
   and re-slotting
   to 72.5(degree)           6,430,350             1,863,782             102,380      1,966,162         8,396,512

* Total number of our households at December 31, 2003.

         We provide premium sports programming such as NFL SUNDAY TICKET((TM)), which allows subscribers to view the largest selection of NFL games played each Sunday during the regular season, subject to blackout restrictions. DIRECTV is the exclusive direct broadcast satellite provider of NFL SUNDAY TICKET. In addition, we provide subscriptions for other premium professional and collegiate sports programming, such as NBA LEAGUE PASS, MEGA MARCH MADNESS(R), MLB EXTRA INNINGS(SM), NHL(R) CENTER ICE(R), MLS SHOOTOUT, ESPN GamePlan, and ESPN FULL COURT(R).

         All of our programming packages offer access to our pay per view channels. We offer a selection of movies, including new hit movies, sports, and other live events on a pay per view basis that subscribers can order from their remote controls, online or by telephone. Pay per view movies range in price from $1.99 to $5.99 per movie, with most being priced at $3.99.

         Subscribers may also subscribe to various premium services. We distribute up to 31 different premium channels (some under an agency arrangement with DIRECTV, Inc.) including seven HBO channels, four STARZ! (R), five SHOWTIME(R), eight ENCORE(SM), two feeds of The Movie Channel(R), three Cinemax(R) channels, FLIX(R), and Sundance Channel(R). We also offer SPORTS Pack, consisting of regional and specialty sports networks including The Golf Channel(R), NBA TV, The Outdoor Channel(R), Fox Sports World, Fox Sports Net(R) channels, Comcast Sports Net (in the Baltimore/Washington area), Empire Sports Network, Madison Square Garden(R), New England Sports Network, Sunshine Network, and the YES Network(R). Premium services are available to subscribers at prices based upon the number of services selected, ranging from $12 for one service to $48 for five services.

Direct Broadcast Satellite Sales and Distribution

         We obtain new subscribers through several channels of distribution. Our marketing efforts related to subscriber acquisition focus on subscribers who are less likely to churn and who are more likely to be interested in more expansive and higher revenue generating programming packages and services, including local and network programming, and the use of multiple receivers. There is a significant emphasis on credit scoring potential subscribers, adding subscribers in markets where DIRECTV offers local channels, and adding subscribers that want multiple receivers. These attributes provide significant competitive advantages that closely correlate to favorable churn performance and cash flow generation, and provide the best return on invested capital.

         Many of the markets that we serve are not passed by cable or are passed by older cable systems with limited numbers of channels. We actively market our DIRECTV programming to potential subscribers in these market segments as their primary source of television programming. We believe that these market segments will continue to be a source for new subscribers for us in the future.

         We offer a variety of incentives to our subscribers, dealers, and distributors. Incentives to subscribers consist of free or discounted prices for DIRECTV programming, equipment needed to access the programming, and installation of equipment to access the programming. Incentives in the form of equipment subsidies, installation subsidies, commissions, and/or flex payments are paid directly to dealers and distributors. Our incentives are changed from time to time in accordance with certain business rules to reward particular dealer behavior or to achieve a particular mix of sales offers.

         Independent Retail Network. Our independent retail network consists of dealer relationships. These dealer relationships include over 4,000 independent retailers, consumer electronics, and other retailers serving rural areas. We began the development of our retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, our retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We have developed and are continuing to develop programs to make our retail network more effective and valuable to us by eliminating dealers associated with high churn subscribers, establishing eligibility requirements for all of our consumer offers, and providing dealer incentive compensation programs that reward dealers for the acquisition of high quality subscribers.

         Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. We create and launch the promotions for our DIRECTV programming, equipment, and installations. Once subscribers have been enrolled through this network, they contact us directly to activate their programming.

         In order to facilitate the acquisition of subscribers by our retail network, we have entered into certain distribution arrangements with national distributors (see Two Step Distributor Relationships below) whereby our dealers can obtain DIRECTV equipment systems with equipment subsidies provided by us.

         Direct and Other Sales Channel. We have developed direct sales capabilities to facilitate the acquisition of new subscribers via outbound telemarketing, advertising and marketing driven inbound efforts, and other direct strategies, and to reduce subscriber acquisition costs. We directly enroll subscribers through our direct sales channel and arrange for equipment delivery and installation through distribution arrangements with third party service providers and national distributors.

         We intend to continue subscriber acquisition from other channels such as small cable, multichannel multipoint distribution system, and other multichannel video system subscriber conversions, regional consumer electronic outlets, commercial establishments, and certificate based models. In these channels, we can utilize our direct sales capabilities to facilitate equipment delivery and installation through fulfillment arrangements with third party service providers and national distributors (see Two Step Distributor Relationships below). Once subscribers have been enrolled through these channels, they contact us directly to activate their programming.

         National Retail Chains. We also obtain subscribers to our DIRECTV programming through national retail chains that sell DIRECTV under arrangements directly with DIRECTV, Inc.

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

         Currently, we obtain substantially all of our subscribers through one of two consumer offers: the Pegasus Digital One Plan or the Standard Sale Plan.

         The Pegasus Digital One Plan. Under this plan, subscribers are provided with equipment, consisting of one or more receivers, obtain DIRECTV programming for a monthly programming fee, enter into an initial 12 month commitment secured by a credit card, and enjoy the benefits of repair service without additional monthly cost (subject to certain limitations). All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. Under this plan, we obtain title to the receivers and remote controls provided to subscribers. Subscribers who terminate service but do not return equipment and access cards are assessed equipment and access card nonreturn fees. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

         Standard Sale Plan. Under this plan, subscribers obtain equipment, consisting of one or more receivers, and obtain DIRECTV programming for a monthly programming fee. All subscribers originated through our Independent Retail Network and Direct Sales Channel are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. We require most standard sale subscribers to make an initial 12 month programming commitment. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

Direct Broadcast Satellite Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes Communications entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of direct broadcast satellite reception equipment and with United States Satellite Broadcasting Company, Inc. for the sale of five transponders on the first satellite. In an agreement entered into in 1992, as amended in 1994, Hughes Communications offered members and affiliates of the NRTC the opportunity to become the exclusive providers of certain direct broadcast satellite services using the DIRECTV satellites at the 101(degree) west longitude orbital location, generally including DIRECTV programming, to specified residences and commercial subscribers in rural areas of the U.S. NRTC members and affiliates that participated in its direct broadcast satellite program acquired the rights to provide the direct broadcast satellite services described above in their service areas. The service areas purchased by participating NRTC members and affiliates were initially acquired for aggregate commitment payments exceeding $100 million.

         We are an affiliate of the NRTC, participating through agreements in its direct broadcast satellite program. The agreement between Hughes Communications (and DIRECTV, Inc. as its successor) and the NRTC, and related agreements between the NRTC and its participating members and affiliates, provide those members and affiliates with substantial rights and benefits from distribution in their service areas of the direct broadcast satellite services, including the right to set pricing, to retain all subscription remittances and to appoint sales agents. In exchange for such rights and benefits, the participating members and affiliates made substantial commitment payments to DIRECTV, Inc. In addition, the participating members and affiliates are required to reimburse DIRECTV, Inc. for their allocable shares of certain common expenses, such as programming, satellite specific costs and expenses associated with the billing and authorization systems, and to remit to DIRECTV, Inc. a 5% fee on subscription revenues.

         DIRECTV, Inc. has disputed the extent of the rights held by the participating NRTC members and affiliates. (See ITEM 3. Legal Proceedings - DIRECTV Litigation.)

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

         The NRTC has adopted a policy requiring any party acquiring DIRECTV distribution rights from a NRTC member or affiliate to post letters of credit to secure payment of the NRTC's billings when acquisitions occur and when monthly payments to the NRTC exceed a specified amount. Pursuant to this policy, our subsidiaries have posted at December 31, 2003 $59.0 million of letters of credit.

         On August 9, 2000, our subsidiaries Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. entered into an agreement with DIRECTV, Inc. to provide seamless customer service to all of our existing and prospective subscribers pursuant to a seamless consumer program agreement. The seamless consumer program agreement allows us to provide subscribers more expansive service selection during activation and a simplified and consolidated billing process. In particular, we have the right to provide our subscribers with video services currently distributed by DIRECTV, Inc. from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax, and The Movie Channel, as well as sports programming and local television stations. Under the agreement, we retain 10% to 20% of the revenues associated with these additional programming services. The agreement is terminable by DIRECTV, Inc. and by us on 90 days notice. The premium services portion of the agreement is the subject of litigation with DIRECTV, Inc. For more information concerning this ongoing litigation, see ITEM 3. Legal Proceedings - DIRECTV Litigation.

Broadcast Television

         We own six television stations affiliated with CBS, Fox, UPN, or WB. The markets served by, call letters, and network affiliations of the stations we own are: Chattanooga, Tennessee - WDSI (Fox); Tallahassee, Florida - WTLH (Fox) and WFXU (UPN); Wilkes-Barre/Scranton, Pennsylvania - WOLF (Fox); Gainesville, Florida - WGFL (CBS); and Portland, Maine - WPXT (WB). In addition, we operate three television stations affiliated with UPN or WB. The markets served by, call letters, and network affiliations of the stations we operate are:
Wilkes-Barre/Scranton, Pennsylvania - WSWB (WB); Tallahassee, Florida - WTLF
(UPN); and Portland, Maine - WPME (UPN).

         We have entered into local marketing or similar agreements ("LMA's") in certain markets where we already own a station. These agreements allow us to program the broadcast hours of a station we do not own and sell advertising for that time, and provide additional opportunities for increasing revenue share with limited additional operating expenses. Pursuant to its biennial review mandated by the Telecommunications Act, in June 2003 the Federal Communications Commission ("FCC") adopted certain changes to its ownership rules including, among other issues, the number of television stations in which one party may own in the same market. The June 2003 ruling allows us to continue our LMA's indefinitely and would also allow us to acquire the stations with which we have an LMA relationship. However, the effect of these rules has been stayed while the rules are appealed and, as a result, the FCC's prior rules remain in effect at the current time. If the proposed June 2003 rules do not supersede the currently effective rules, the continuation of our existing LMA's and our ability to expand in existing markets may depend on the outcome of future FCC proceedings. We have three markets in which we own a station and separately program a station pursuant to an LMA (or similar arrangement): in Portland, Maine, we own a station affiliated with WB and program a UPN affiliate pursuant to an LMA; in Wilkes-Barre/Scranton, we own a station affiliated with Fox and program a WB affiliate pursuant to an LMA; in Tallahassee, Florida, we own a station affiliated with Fox and sell the advertising time for a UPN affiliate pursuant to a Joint Services Agreement.

         In February 2004, we exercised an option to acquire WPME serving Portland, Maine for approximately $3.8 million. In March 2004, we exercised an option to acquire WSWB in Scranton, Pennsylvania for approximately $2.0 million.

Competition

         Our direct broadcast satellite business competes with a number of different sources that provide news, information, and entertainment programming to consumers, including:

            o EchoStar and new direct broadcast satellite entrants such as Rainbow DBS (doing business under the VOOM brand name);
            o  cable television systems;
            o  internet companies;
            o local television broadcast stations that provide off air programming that can be received using a roof top antenna and television set;
            o satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes, and residential developments;
            o wireless program distribution services, commonly called wireless cable systems, which use low power microwave frequencies to transmit video programming over the air to subscribers;
            o other operators who build and operate communications systems in the same communities that we serve;
            o  movie theaters; and
            o  home video products.

Each of these may be able to offer more competitive packages or pricing than DIRECTV, Inc. or we can provide. In addition, the direct broadcast satellite industry is still evolving and recent or future competitive developments could adversely affect our direct broadcast satellite business.

         Our television stations compete for audience share, programming and advertising revenue with other television stations in their respective markets, and with cable operators and other advertising media. Cable operators in particular are competing more aggressively than in the past for advertising revenues in our television stations' markets. This competition could adversely affect our stations' revenues and performance in the future.

         In addition, the markets in which we operate are in a constant state of change due to technological, economic, and regulatory developments. We are unable to predict what forms of competition will develop in the future, the extent of such competition or the possible effects on our businesses.

Employees

         As of December 31, 2003, we had 990 full time and 82 part time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

Legislation and Regulation

         This section sets forth a brief summary of regulatory issues pertaining to our direct broadcast satellite business. It is not intended to describe all present and proposed government regulation and legislation that affects the direct broadcast satellite industry in general or us or our operations in particular.

         In February 1996, Congress passed the Telecommunications Act, which substantially amended the Federal Communications Act of 1934, as amended ("Communications Act"). This legislation has altered and will continue to alter federal, state, and local laws and regulations affecting the communications industry, including us and certain of the services we provide.

         On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which amended the Satellite Home Viewer Act. SHVIA permits direct broadcast satellite operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming.

         Unlike a cable operator or a common carrier (such as a telephone company), direct broadcast satellite operators such as DIRECTV, Inc. are free to set prices and serve subscribers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among subscribers. However, there are laws and regulations that affect DIRECTV, Inc. and, therefore, affect us. As an operator of a privately owned U.S. satellite system, DIRECTV, Inc. is subject to the regulatory jurisdiction of the FCC, primarily with respect to:

            o the licensing of individual satellites (i.e., the requirement that DIRECTV, Inc. meet minimum financial, legal, and technical standards);
            o  avoidance of interference with radio stations; and
            o compliance with rules that the FCC has established specifically for direct broadcast satellite licenses, including rules that the FCC has adopted to govern the retransmission of television broadcast stations by direct broadcast satellite operators.

         As a distributor of television programming, DIRECTV, Inc. is also affected by numerous other laws and regulations. The Telecommunications Act clarifies that the FCC has exclusive jurisdiction over direct to home satellite services and that criminal penalties may be imposed for piracy of direct to home satellite services. The Telecommunications Act also offers direct to home operators relief from private and local government imposed restrictions on the placement of receiving antennae. In some instances, direct to home operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. The FCC has promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use, or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance, or use of a direct broadcast satellite receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. The FCC also issued a further order giving renters the right to install antennas in areas of their rental property in which they have exclusive use, e.g. balconies or patios. The Telecommunications Act also preempted local (but not state) governments from imposing taxes or fees on direct to home services, including direct broadcast satellite.

         In addition to regulating pricing practices and competition within the franchise cable television industry, the Communications Act is intended to establish and support existing and new multichannel video services, such as wireless cable and direct to home. DIRECTV, Inc. and we have benefited from the programming access provisions of the Communications Act and implementing rules in that DIRECTV, Inc. has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained programming services at reduced cost. Any amendment to, or interpretation of, the Communications Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as DIRECTV, Inc. in making programming available (or to discriminate in the terms and conditions of such programming) could adversely affect DIRECTV, Inc.'s ability to acquire programming on a cost effective basis, which would have an adverse impact on us. The prohibition on exclusive programming contracts between cable affiliated programmers and cable operators will expire in October 2007 unless the FCC extends such restrictions.

         The FCC has adopted rules imposing public interest requirements for providing video programming on direct to home licensees, including, at a minimum, reasonable and nondiscriminatory access by qualified candidates for federal office at the lowest unit rates and the obligation to set aside four percent of the licensee's channel capacity for noncommercial programming of an educational or informational nature. Within this set aside requirement, direct to home providers must make capacity available to "national educational programming suppliers" at rates not exceeding 50% of the direct to home provider's direct costs of making the capacity available to the programmer.

         SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a direct broadcast satellite operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any direct broadcast satellite operator's system providing local into local service in their respective markets.

         SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to direct broadcast satellite subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier's compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of such "local" broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement.

         The amendments to the Communications Act contained in SHVIA provided that, beginning January 1, 2002, a satellite carrier that relies on the statutory copyright license to retransmit a broadcast station to subscribers in the station's local market is required to retransmit any other broadcast station in that market that has elected to assert its right to mandatory carriage and has so notified the satellite carrier. In markets where a satellite carrier is retransmitting a local signal, broadcast stations were required to make their initial election by July 1, 2001 or within 30 days after commencing broadcast operations, whichever is later, or within 30 days of receiving notice from a satellite carrier of its intention to commence retransmissions of a local signal. Carriers have 30 days to respond to a timely carriage request from an eligible broadcast station. On October 1, 2004 and every three years thereafter, broadcasters are required to make new elections. In December 2001, the U.S. Court of Appeals for the Fourth Circuit rendered a decision upholding the carry one, carry all provisions of SHVIA. In June 2002, the U.S. Supreme Court denied requests that it review the Fourth Circuit decision.

         Other provisions contained in SHVIA address the retransmission by a satellite service provider of a broadcast television station to subscribers who reside outside the local market of the station being retransmitted. A direct broadcast satellite provider may retransmit such "distant" broadcast stations affiliated with the national broadcast television networks to those subscribers meeting certain specified eligibility criteria that the FCC is directed to implement. The primary determinant of a subscriber's eligibility to receive a distant affiliate of a particular network is whether the subscriber is able to receive a "Grade B" strength signal from an affiliate of that network using a conventional rooftop broadcast television antenna. As required by SHVIA, the FCC also has adopted rules subjecting the satellite retransmission of certain distant stations to program "blackout" rules. These rules are similar to rules currently applicable to the retransmission of distant broadcast television stations by cable systems.

         SHVIA also makes a number of revisions to the statutory copyright license provisions applicable to the retransmission of distant broadcast television stations to satellite service subscribers. These changes include reducing the monthly per subscriber royalty rate payable under the distant signal compulsory copyright license. The compulsory copyright license applicable to the retransmission of distant broadcast signals to satellite service subscribers will expire on December 31, 2004, unless extended by Congress. While Congress is considering legislation to extend these provisions, we cannot predict the outcome of any such legislative effort or their effect on our business. If the license expires, direct broadcast satellite operators will be required to negotiate in the marketplace to obtain the copyright clearances necessary for the retransmission of distant broadcast signals to satellite service subscribers.

         The final outcome of ongoing and future FCC rulemakings, and of any litigation pertaining thereto, cannot yet be determined. Any regulatory changes could adversely affect our operations. Must carry requirements could cause the displacement of possibly more attractive programming.

         We are subject to federal regulatory requirements other than those discussed above, such as equal employment opportunity regulations and the Federal Trade Commission and FCC telemarketing rules. In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of direct to home satellite services, aspects of direct broadcast satellite service remain regulated at the state and local level. A number of state and local governments have attempted to impose consumer protection, customer service, and other types of regulation on direct broadcast satellite providers that may affect the way in which we conduct our operations.

         We have entered into LMA's in certain markets where we already own a broadcast television station. These agreements allow us to program the broadcast hours of a station we do not own and sell advertising for that time, and provide additional opportunities for increasing revenue share with limited additional operating expenses. Pursuant to its biennial review mandated by the Telecommunications Act, in June 2003 the FCC adopted certain changes to its ownership rules including, among other issues, the number of television stations in which one party may own in the same market. The June 2003 ruling allows us to continue our LMA's indefinitely and would also allow us to acquire the stations with which we have an LMA relationship. However, the effect of these rules has been stayed while the rules are appealed and, as a result, the FCC's prior rules remain in effect at the current time. If the proposed June 2003 rules do not supersede the currently effective rules, the continuation of our existing LMA's and our ability to expand in existing markets may depend on the outcome of future FCC proceedings. We have three markets in which we own a station and separately program a station pursuant to an LMA (or similar arrangement): in Portland, Maine, we own a station affiliated with WB and program a UPN affiliate pursuant to an LMA; in Wilkes-Barre/Scranton, we own a station affiliated with Fox and program a WB affiliate pursuant to an LMA; in Tallahassee, Florida, we own a station affiliated with Fox and sell the advertising time for a UPN affiliate pursuant to a Joint Services Agreement.

         In early February 2004, the United States Court of Appeals for the Third Circuit heard oral argument on the appeal of the rules adopted by the FCC in June 2003. A decision of the court on these rules should be forthcoming this year. The court could uphold the rules allowing them to take effect, or could reverse some or all of the newly adopted rules, or could perhaps remand the rules to the FCC for further consideration. With the uncertainty in the ownership rules, the market for the purchase and sale of broadcast properties has been disrupted, and those buyers who are allowed by the new FCC rules to acquire stations are precluded by the current stay from doing so. Thus, the purchase of additional broadcast properties by us, or the sale of existing properties, may be affected by the ultimate resolution of this proceeding.

         On January 14, 2004, the FCC approved a transaction whereby News Corp, owner of Fox Entertainment Group, acquired a controlling interest in Hughes Electronics and its subsidiaries, including DIRECTV, Inc. In approving the transaction, the FCC imposed a number of conditions on News Corp. and DIRECTV, Inc., including conditions aimed at ensuring that no competitive harm would result from the transaction. Among the conditions imposed were requirements that the parties not discriminate against unaffiliated programming providers or unaffiliated multichannel video programming distributors, that DIRECTV, Inc. provide local into local service in 30 additional markets by the end of 2004, and that the parties adopt and abide by corporate resolutions aimed at mitigating national security, law enforcement, foreign policy and trade policy concerns. It is unclear what effect this transaction will have on our business.

         In May 2003, the FCC granted authority to Digital Broadband Applications Corporation to access Canadian satellites located at 82(degree) and 91(degree) west longitude orbital locations for the provision of direct broadcast satellite services into the United States. The order in theory creates potential opportunities for entry into the U.S. direct broadcast satellite market. We cannot, however, predict the impact of the order on our operations.

         In the summer and fall of 2003, Pegasus Communications and one of its wholly owned subsidiaries submitted several applications requesting similar authority to access Canadian satellites at those orbital locations for the provision of services into the United States. Those applications are still pending, and we cannot predict whether they will be granted.

         In September 2003, DIRECTV, Inc. submitted an application to relocate one of its direct broadcast satellite satellites to 82(degree) west longitude orbital location in order to provide service into Canada. The filing also indicated that DIRECTV, Inc. had entered into an agreement with Telesat Canada, the Canadian licensee authorized at that location. In January 2004, DIRECTV, Inc. submitted applications to relocate a different satellite to 72.5(degree) west longitude orbital location, another Canadian orbital location authorized to Telesat Canada, in order to provide direct broadcast satellite services into the United States. The applications by DIRECTV, Inc. are still pending. We have argued in filings before the FCC that these applications by DIRECTV, Inc. are anticompetitive and foreclose potential competition in the United States' direct broadcast satellite market and that DIRECTV, Inc. has been less than candid with the FCC regarding its relationship with Telesat Canada.

Risk Factors

         This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Satellite that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. These statements may differ materially from actual future events or results. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ from those contained in the forward looking statements. Such factors include the risks described in this section below and elsewhere in this Report and, although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward looking statements, such factors include, but are not limited to, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV, Inc. and the NRTC; litigation with DIRECTV, Inc.; the recent change of control of DIRECTV, Inc.; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, including our ability to offer local programming in our direct broadcast satellite markets; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors mentioned in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         We have a history of substantial losses; we expect them to continue; losses could adversely affect our access to capital markets.

         We have not made a profit, except in 1995, when we had a $10.2 million gain from extinguishment of debt. Consolidated net losses were $136.7 million, $109.4 million, and $285.2 million for 2003, 2002, and 2001, respectively. We do not expect to have net income for the foreseeable future because of interest expense on our debt and because of amortization associated with intangible assets. Consolidated interest and amortization expenses were $167.8 million and $116.5 million, respectively, for 2003, $148.0 million and $117.4 million, respectively, for 2002, $136.2 million and $245.4 million, respectively, for 2001.

         We have a substantial amount of indebtedness; our indebtedness could adversely affect our business, operating results, and financial condition.

         We have a significant amount of consolidated indebtedness that amounted to $1.4 billion at December 31, 2003. Our indebtedness could have important consequences. For example, it could:

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

         We may be able to incur substantially more debt that could exacerbate the risks associated with our substantial leverage, including our ability to service our indebtedness.

         We may be able to incur substantial additional indebtedness. If new debt is added to our current debt levels, the risks described above that we now face could intensify. Although there are limitations on the amounts of debt that Pegasus Media and Pegasus Satellite may incur under our existing credit agreements and our Pegasus Satellite indentures, both of these entities could incur additional debt. At December 31, 2003, there was $17.5 million available to be drawn under our existing Pegasus Media credit facility. In January 2004, we amended Pegasus Media's credit agreement to permit us to have a total of $650 million of senior secured debt, including second lien secured term loan financings at Pegasus Satellite. In addition, additional debt could be incurred by Pegasus Communications and its subsidiaries apart from Pegasus Satellite since there are no debt incurrence constraints on these entities.

         Additional borrowings could impose additional financial risks to our various efforts to improve our financial condition and results of operations or could intensify risks associated with our substantial leverage.

         We are highly leveraged and may not be able to generate enough cash to service our debt, repay all of our existing indebtedness, and maintain our operations.

         We are highly leveraged on a consolidated basis. At December 31, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and redeemable preferred stock outstanding, including associated accrued and unpaid interest, of $1.7 billion. Our ability to make payments on and/or to refinance our indebtedness and to fund planned capital expenditures and other activities will depend on our ability to generate sufficient cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors, including the other risks described below, which are beyond our control. Accordingly, we cannot assure that our business will generate sufficient cash flow to service our debt. Consolidated net cash was provided by operating activities in 2003 and 2002 of $30.2 million and $45.5 million, respectively, and net cash was used for operating activities in 2001 of $141.9 million. Total consolidated cash at December 31, 2003 was $27.0 million.

We cannot assure that:

            o our business will generate sufficient cash flow from operations to service all of our debt and preferred stock obligations and maintain our operations; or
            o future borrowings will be available to us in amounts sufficient to pay our indebtedness, or to fund other liquidity needs.

         We may need to refinance all or a portion of our indebtedness. Our ability to access the debt and equity markets may be limited by adverse market conditions, our results, and the material litigation described under ITEM 3. Legal Proceedings - DIRECTV Litigation. In addition, our ability to incur indebtedness is limited by covenants in Pegasus Satellite's August 2003 term loan agreement, the credit agreement of our subsidiary Pegasus Media, and Pegasus Satellite's indentures. These covenants include restrictions on the amount we can borrow based on formulas and the average cash interest rate on certain Pegasus Satellite indebtedness, as well as limits on letters of credit that can be issued on our behalf. Pegasus Media currently has provided cash collateral of approximately $61.9 million to support letters of credit in favor of the NRTC. If the amount of the NRTC letter of credit requirement increases under the terms of our agreements with the NRTC (as it has in the past), we would need to post cash or other collateral and possibly adjust our borrowing arrangements to accommodate additional letters of credit.

         If a change of control occurs, we may be unable to refinance our publicly held debt, bank debt, and preferred stock.

         If certain kinds of change of control events occur, Pegasus Satellite will be required to offer to repurchase all of Pegasus Satellite's outstanding publicly held debt securities. Pegasus Media will also be required to repay its credit facilities upon certain kinds of change of control. If a change of control occurs, and Pegasus Satellite or Pegasus Media are unable to refinance their debt that becomes due, we would be in default. The events that could have these effects include change of control events affecting Pegasus Communications.

         We have a recent history of net decreases in our total number of subscribers.

         We have been experiencing net decreases in our total number of subscribers since 2001 which we believe are attributable to several factors, including: a significant competitive disadvantage that we have experienced in numerous markets in which EchoStar provides local network channels but DIRECTV, Inc. does not; our focus on enrolling more creditworthy subscribers; our unwillingness to aggressively invest retention amounts in low margin subscribers; competition from digital cable providers; and competition from EchoStar other than with respect to local network channels. The number of our territories in which we are disadvantaged by a lack of local channel service increased in 2003 and we believe will continue to increase in the first two quarters of 2004 because of DIRECTV, Inc.'s delay in launching its DIRECTV 7S spot beam satellite to provide local channels in markets where EchoStar offers or is introducing local channels and DIRECTV, Inc.'s failure to provide certain of our key markets with local channels. DIRECTV, Inc., according to its most recent statements, intends to launch this satellite in the second quarter of 2004. (See Risk Factors - The introduction of local channels in new markets could be delayed and could be delivered from orbital locations requiring that customers change-out their direct broadcast satellite receiving equipment or use two antennas.)

         Our total number of subscribers decreased by approximately 153,000 in 2003, and we expect further decreases in 2004. The further decrease would be due to the number of territories in which we are disadvantaged by a lack of local channel service that we believe will continue to increase in the first two quarters of 2004 because of DIRECTV's delay in launching its DIRECTV 7S spot beam satellite to provide local channels in markets where EchoStar offers or is introducing local channels, and DIRECTV's failure to provide certain of our key markets with local channels. If a disproportionate number of our subscribers churn relative to the number of quality subscribers we enroll, we do not enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our operating results would deteriorate.

         Equipment shortages could adversely affect our direct broadcast satellite business.

         There have been periodic shortages of direct broadcast satellite equipment and there may be shortages in the future. During such shortages, we may be unable to accept new subscribers and retain existing subscribers and, as a result, potential revenue could be lost. If we are unable to obtain direct broadcast satellite equipment, or if we cannot obtain such equipment on favorable terms, our subscriber base and revenues could be adversely affected.

         We may lose subscribers if satellite and direct broadcast satellite technology fail, are impaired, or are delayed.

         If DIRECTV satellites are damaged or stop working partially or completely, DIRECTV, Inc. may not be able to continue to provide subscribers with services. Moreover, if DIRECTV, Inc. elects not to deploy new DIRECTV satellites or direct broadcast satellite technology that would enhance DIRECTV's competitive position, or such satellites or technology fail or are delayed, DIRECTV, Inc. may not be able to continue to provide subscribers with competitive services. In any of these cases, we would likely lose subscribers, which could materially and adversely affect our operations, financial performance, and our ability to pay our debt obligations or pay dividends on our preferred stock.

         Direct broadcast satellite technology is highly complex and is still evolving. As with any high technology product or system, it may not function as expected. For example, the DIRECTV satellites at the 101(degree) west longitude orbital location may not last for their expected lives. In July 1998, DIRECTV, Inc. reported that the primary spacecraft control processor failed on one of its satellites, DBS-1, although the satellite automatically switched to its on board spare processor. Other DIRECTV satellites have suffered the same anomaly or other malfunctions. A more substantial failure of the DIRECTV system could occur in the future.

         Events at DIRECTV, Inc., including decisions about programming and access to local network channels, could adversely affect us.

         Our primary source of revenue has historically been derived from our distribution of DIRECTV programming. For 2003, 2002, and 2001, revenues for this business were 96%, 96%, and 97%, respectively, of total consolidated revenues, and operating expenses for this business were 92%, 92%, and 93%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business represented 91% and 93% of total consolidated assets at December 31, 2003 and 2002, respectively. As a distributor for DIRECTV, Inc., events we do not control at DIRECTV, Inc. could adversely affect us. One of the most important of these is DIRECTV, Inc.'s ability or willingness to provide programming that appeals to our subscribers. DIRECTV, Inc. generally does not produce its own programming; it purchases programming from third parties. DIRECTV, Inc.'s success - and accordingly ours - depends in large part on its ability to select popular programming sources and acquire and retain access to this programming on favorable terms. Moreover, DIRECTV, Inc.'s decisions respecting which television markets should be served with local network channels affect us since many subscribers desire this programming. If DIRECTV, Inc. is unable or unwilling to provide desirable programming, we would be placed at a competitive disadvantage and may lose subscribers and revenues.

         In December 2003, News Corp acquired a controlling interest in DIRECTV, Inc.'s parent company, Hughes Electronics. News Corp subsequently transferred to its subsidiary Fox Entertainment all of its interest in Hughes Electronics. Since this transaction, DIRECTV, Inc. has already instituted significant changes in management and announced its intention to implement fundamental changes in its business strategy, such as changes related set top box design, manufacture and distribution. Changes in management and strategy of DIRECTV, Inc. as a result of the change of control may affect our relationship with DIRECTV, Inc. and our business. We will evaluate the effects of this transaction upon our business as DIRECTV's new initiatives are implemented.

         In approving News Corp's acquisition of DIRECTV, Inc., the FCC imposed a number of conditions on News Corp and DIRECTV, Inc., including conditions aimed at ensuring that no competitive harm would result from the transaction. Among the conditions imposed were requirements that the parties not discriminate against unaffiliated programming providers or unaffiliated multichannel video programming distributors, that DIRECTV, Inc. provide local into local service in 30 additional markets by the end of 2004, and that the parties adopt and abide by corporate resolutions aimed at mitigating national security, law enforcement, foreign policy and trade policy concerns. (See Legislation and Regulation for a discussion of the conditions with respect to this acquisition.) It is unclear what effect this transaction will have on our business.

         Fox Entertainment is the owner of the Fox Television Network ("Fox"), the Fox owned and operated television stations, the Fox studios, and numerous cable programming networks. Fox Entertainment's control over DIRECTV, Inc. raises issues regarding vertical pricing between Fox and DIRECTV, Inc. We believe that the principal risk in this relationship is that Fox Entertainment will use its control to cause DIRECTV, Inc. to agree to accept higher rates for Fox programming than DIRECTV, Inc. would were it independent of Fox Entertainment. These higher rates may increase our cost of programming.

         The introduction of local channels in new markets could be delayed and could be delivered from orbital locations requiring that customers change out their direct broadcast satellite receiving equipment or use two antennas.

         DIRECTV, Inc., according to its most recent statements, intends that it will provide in 2004 local broadcast network services to 29 additional DMA's that we serve upon the successful launch of the DIRECTV 7S spot beam satellite, which according to DIRECTV, Inc.'s most recent statements is planned for the second quarter of 2004. There have been numerous delays in the scheduled launch of DIRECTV 7S, and DIRECTV, Inc. has not announced a firm launch date. DIRECTV 7S will use capacity at an orbital location requiring our existing customers to change out their antennas and in some cases their set-top boxes. Delays in the launch of DIRECTV 7S and the requirement that customers change out their antennas and set-top boxes may have an adverse impact on the retention of customers. (See Risk Factors - We have a recent history of net decreases in our total number of subscribers.)

         DIRECTV, Inc., according to its most recent statements, intends to provide local broadcast network services in 15 additional DMAs served by us using capacity at the 72.5(degree) west longitude orbital location, which is assigned to Canada. DIRECTV, Inc. has applied to the FCC for authority to use this Canadian licensed capacity for delivery of local broadcast network services into the United States, and it is unknown whether and/or when such authority would be granted. In addition, our customers would be required to use a second antenna to receive such services, and we do not know whether they would be willing to use a second antenna for reception of such services.

         Certain advanced services and programming require different and more expensive set top boxes for the customer to receive such services, and may require that a customer obtain such services from DIRECTV, Inc.

         DIRECTV, Inc. has recently emphasized the importance of digital video recorders to its future business direction, because DIRECTV, Inc. believes that this service is attractive to new customers, helps retain existing customers and increase revenue generation from existing customers. DIRECTV's digital video recorder service, DIRECTV(R) DVR with Tivo(R), is like a VCR but with a hard drive that digitally records television programming. The right to distribute DIRECTV DVR with Tivo service has been part of our litigation with DIRECTV, Inc., and we currently do not have an arrangement to distribute this service, although our customers can receive the service directly from DIRECTV, Inc. In addition, because we do not have an arrangement to distribute this service, we do not provide financial incentives for DIRECTV DVR with Tivo equipment comparable to the incentives offered by DIRECTV, Inc. or the financial incentives offered by EchoStar for the sale of its digital video recorder equipment. Because our customers must obtain the DIRECTV DVR with Tivo service from DIRECTV, Inc. itself rather than us and may have to pay significantly more for the DIRECTV DVR with Tivo equipment than the set top box used to receive DIRECTV services offered by us, our customers may not subscribe to this service and we may be at a competitive disadvantage. We may also be at a competitive disadvantage in the future if DIRECTV, Inc. disputes our right to distribute other advanced services and programming offered by DIRECTV, Inc. which require expensive equipment in order for the customer to receive the service or programming.

         Programming and other costs may increase, which could adversely affect our direct broadcast satellite business.

         Program suppliers and other vendors could increase the rates they charge DIRECTV, Inc. and us for programming and other services, increasing our costs. Increases in programming and other costs could cause us to increase the rates we charge subscribers and, as a result, we could lose subscribers.

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

         Fox Entertainment is the owner of the Fox Television Network ("Fox"), the Fox owned and operated television stations, the Fox studios, and numerous cable programming networks. As mentioned previously, Fox Entertainment controls DIRECTV, Inc. Fox Entertainment's control over DIRECTV, Inc. raises issues regarding vertical pricing between Fox and DIRECTV, Inc. We believe that the principal risk in this relationship is that Fox Entertainment will use its control to cause DIRECTV, Inc. to agree to accept higher rates for Fox programming than DIRECTV, Inc. would were it independent of Fox Entertainment. These higher rates may increase our cost of programming. (See Legislation and Regulation for a discussion of the conditions with respect to this acquisition.)

         Our ability to provide DIRECTV services may be limited by adverse rulings in litigation or by the settlement between DIRECTV, Inc. and the NRTC.

         The initial term of our agreements with the NRTC is not stated according to a period of years, but is based on the lives of a satellite or satellites. DIRECTV, Inc. has asserted, in litigation and elsewhere, that the initial term of the NRTC's agreements with Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. (together, "Pegasus Satellite Television") is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not as we believe by the orbital lives of any other DIRECTV satellite at the 101(degree) west longitude orbital location providing us programming services. DBS-1 suffered a failure of one of its two satellite control processors in 1998. Moreover, DBS-1 has an estimated fuel life through 2009 according to public documents filed by DIRECTV, Inc. with the Securities and Exchange Commission ("SEC"), although DIRECTV, Inc. has indicated its belief that the fuel life of DBS-1 for purposes of our direct broadcast satellite rights is 2007. If DIRECTV, Inc. were to prevail in its position on term, the initial term of our DIRECTV rights would likely be shorter than a term based on other satellite(s) at the 101(degree) west longitude orbital location providing us programming services, which could have a material adverse impact on our DIRECTV rights and our business. Moreover, in the event DIRECTV, Inc. prevails on term, any premature failure of DBS-1 could have a material adverse impact on our DIRECTV rights and our business. (See ITEM 3. Legal Proceedings - DIRECTV Litigation.)

         While the NRTC obtained a right of first refusal to receive certain services after the expiration of the initial term of the NRTC's agreement with DIRECTV, Inc., DIRECTV, Inc. has disputed the scope and terms of that right of first refusal, asserting among other things that the right of first refusal does not include programming services. Moreover, Pegasus Satellite Television's agreements with the NRTC do not explicitly provide for the right of first refusal, although we believe we have the right to participate in the distribution of services pursuant to the right of first refusal. If DIRECTV, Inc. were to prevail in its position on the right of first refusal and/or we are not able to participate in the right of first refusal, we may not have the opportunity to provide DIRECTV services after the initial term of our agreements with the NRTC.

         DIRECTV, Inc., the NRTC, and a class of NRTC participants other than Pegasus Satellite Television have entered into a settlement of outstanding litigation in federal court. For a more complete description of the settlement, see ITEM 3. Legal Proceedings - DIRECTV Litigation. The settlement amends the agreement between DIRECTV, Inc. and the NRTC to, among other things (i) change the expiration date of the initial term of that agreement to the later of the date that DBS-1 is removed from its assigned orbital location under certain specified conditions or June 30, 2008 and (ii) eliminate the contractually provided right of first refusal after the initial term but provide an extension of the term through either December 31, 2009 or June 30, 2011 at the election of the participating member or affiliate and subject to acceptance of certain conditions. While the court has ruled that the settlement does not affect Pegasus Satellite Television's rights under its agreements with the NRTC, DIRECTV, Inc. and the NRTC have asserted that our rights are limited by the terms of the settlement and the amended agreement between DIRECTV, Inc. and the NRTC. If DIRECTV, Inc. and the NRTC prevail in this position, we may not be able to provide DIRECTV services after the term specified in the settlement, which would have a material adverse impact on our DIRECTV rights and our business.

         An unfavorable ruling that the initial term of our agreements with the NRTC is determined by DBS-1 could have a material adverse impact on our business and would lead to a reassessment of the carrying amount of our direct broadcast satellite rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base). Likewise, the election to participate in the settlement reached among DIRECTV, Inc., the NRTC, and the class, if participation in the settlement is again made available, could have a material adverse impact on our business and would lead to a reassessment of the carrying amounts of our direct broadcast satellite rights using estimates of future cash flows through June 30, 2011 at the latest instead of 2016 (ignoring alternatives to generate cash flows from our subscriber base). In the case of an unfavorable litigation result relating to the term of our agreements or participation in the settlement, we currently estimate that we could record an impairment loss with respect to our direct broadcast satellite rights of between $425 million and $600 million, and that annual amortization expense for direct broadcast satellite rights could increase by between $12 million and $35 million. (See ITEM 3. Legal Proceedings - DIRECTV Litigation.)

         On February 5, 2004, DIRECTV, Inc. announced that it was unilaterally terminating court ordered mediation with us. A copy of DIRECTV, Inc.'s announcement has been filed as exhibit to Pegasus Communications' Form 8-K filed on February 6, 2004.

         We may be exposed to significant damages in the seamless marketing litigation trial.

         In 2001, DIRECTV, Inc. brought suit against Pegasus Satellite Television for Pegasus Satellite Television's alleged failure to make payments under the seamless marketing agreement dated August 9, 2000, as amended, between DIRECTV, Inc. and Pegasus Satellite Television. The seamless marketing agreement provided for seamless marketing and sales for DIRECTV retailers and distributors, and related compensation. DIRECTV, Inc. has asserted that it is entitled to an award of damages in an amount exceeding $50 million, plus prejudgment interest of approximately $10 million. Pegasus Satellite Television has asserted that it has defenses to DIRECTV, Inc.'s claim and an affirmative claim for recovery that would include the approximately $29 million it paid under the agreement (subject to any potential offsets that may be found) plus additional amounts to compensate it for damages proximately caused by DIRECTV, Inc.'s fraudulent inducement of the seamless marketing agreement. The factual and legal bases of the parties' claims are sharply disputed, but if Pegasus Satellite Television is unsuccessful in its claims and defenses in the matter and is held to be liable to DIRECTV, Inc. for breaching the contract or on the common counts asserted in the complaint in the full amount sought by DIRECTV, Inc., then an adverse judgment could be entered against it in an amount that exceeds $50 million plus prejudgment interest. For a more complete description of the litigation, see ITEM 3. Legal Proceedings - Seamless Marketing Litigation.

         We could lose revenues because of signal theft.

         The delivery of subscription programming requires the use of encryption technology to limit access to programming to those who pay for it. It is illegal to create, sell, or otherwise distribute software or devices that circumvent that encryption technology. Theft of cable and satellite programming has been widely reported and technology that restricts access to programming transmitted via satellite has been compromised and may be further compromised in the future. If signal theft increases, our revenues could suffer. There is no industry data on revenue lost due to signal theft that we are aware of, and we do not have any practicable way to measure any loss. Direct broadcast satellite providers may improve the capabilities of their encryption technology, but we cannot guarantee that such improvements would remove the threat posed by signal theft to our business.

         We face significant competition; the competitive landscape changes constantly.

         Our direct broadcast satellite business faces competition from other multichannel video service providers, including other direct broadcast satellite operators, cable operators, and wireless cable operators, which may be able to offer more competitive programming packages or pricing than we provide. We believe competition may increase as cable operators continue to upgrade their systems to offer digital signals and high speed Internet access to subscribers. In addition, the direct broadcast satellite industry and the multichannel programming distribution industry are in a constant state of technological, economic, and regulatory change and we are unable to predict what forms of competition will develop in the future, the extent of such competition, or its possible effects on our businesses. Competition may also be affected by consolidation among communications providers.

         Direct broadcast satellite services face competition from cable operators.

         We compete against cable television and other land based system operators offering video, audio, and data programming and entertainment services. Some of our competitors have greater financial, marketing, and other resources than we have. Our ability to increase earnings depends, in part, upon our ability to compete with these operators. Cable television operators have a large, established subscriber base, and many cable operators have significant investments in, and access to, programming. Because many cable television operators have significant investments in programming and program providers, they may have access to programming that is not available to us or that we can only obtain on less favorable terms and conditions.

         One of the competitive advantages of direct broadcast satellite systems is their ability to provide subscribers with more channels and a better quality digital signal than traditional analog cable television systems. Many cable television operators have made significant investments to upgrade their systems from analog to digital, significantly increasing the number and variety of channels and the quality of the transmission they can provide to their subscribers. As a result of these upgrades, cable television operators have become better able to compete with direct broadcast satellite providers.

         Cable television operators have other advantages over direct broadcast satellite providers by, among other things, providing service to multiple television sets within the same household at a lesser incremental cost to the consumer, by being able to provide local and other programming in a larger number of geographic areas, and through bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, efficient two way high-speed internet access, and telephone service on upgraded cable systems. If competition from cable television operators should increase in the future, we could experience a decrease in our number of subscribers or increased difficulty in acquiring new subscriptions.

         Peninsula has accumulated a significant portion of Pegasus Communications' Class A common stock and will have a significant influence on any matter that requires approval of the holders of Pegasus Communications' Class A common stock voting as a separate class.

         In statements filed with the SEC through March 11, 2004, Peninsula Capital Advisors, LLC and Peninsula Investment Partners, L.P. (together, "Peninsula") have reported that they acquired beneficial ownership of 2,379,050 shares of Pegasus Communications' Class A common stock in a series of open market purchases beginning in late 2003. This amounts to approximately 49.9% of the voting power of the outstanding shares of Pegasus Communications' Class A common stock. (See ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Certain Related Stockholder Matters -- Security Ownership of Pegasus Communications).

         It is possible that Peninsula will acquire additional shares. Under Pegasus Communications' certificate of incorporation, some but not all matters that require stockholder approval require the approval of the holders of Pegasus Communications' Class A common stock voting as a separate class. Although a class vote is not required for a merger, consolidation, sale of assets, or tender offer, there are a number of matters affecting Pegasus Communications' common stock that do require a class vote. They include (i) the issuance of additional shares of Pegasus Communications' Class B common stock (except in instances in which parallel action is being taken on Pegasus Communications' Class A common stock such as with stock dividends, stock splits, etc.), (ii) any decrease in the voting rights per share of Pegasus Communications' Class A common stock or any increase in the voting rights of Pegasus Communications' Class B common stock, (iii) any increase in the number of shares of Pegasus Communications' Class A common stock into which shares of Pegasus Communications' Class B common stock are convertible, (iv) any relaxation on the restrictions on transfer of Pegasus Communications' Class B common stock, and
(v) any changes in the powers, preferences, or special rights of Pegasus Communications' Class A common stock or Pegasus Communications' Class B common stock which may adversely affect holders of Pegasus Communications' Class A common stock. If Peninsula maintains or increases its holding of Pegasus Communications' Class A common stock, it could be in a position, as a practical matter, to determine the outcome of such a class vote regardless of the wishes of a significant number of other stockholders. In addition, under our certificate of incorporation, all matters that require stockholder approval also require the approval of the stockholders of Pegasus Communications, by the same vote as is required under Delaware law or by our certificate of incorporation. As a result, by virtue of its ownership of Pegasus Communications' Class A common stock, Peninsula also could be in a position to affect matters that require the approval of our sole stockholder, Pegasus Communications.

         Our ability to use our substantial tax loss carryforwards could be limited by reason of changes in stock ownership of Pegasus Communications.

         As of December 31, 2003, we had approximately $1.0 billion of net operating loss carryforwards available to reduce future taxable income and gain. Our ability to use those carryforwards may be substantially limited if Pegasus Communications has experienced, or experiences in the future, an "ownership change," as defined in section 382 of the Internal Revenue Code. Generally, an ownership change can occur if 5% stockholders (measured by value) of Pegasus Communications increase their aggregate ownership of Pegasus Communications stock to such an extent that the total increase over any three-year period amounts to more than 50% of the outstanding stock, measured by value. In light of recent accumulation of Pegasus Communications Class A common stock (as described in the preceding risk factor), including those by Peninsula, there can be no assurance that an "ownership change" within the meaning of section 382 will not occur which would have the effect of limiting our ability to use our loss carryforwards.

         The effect of federal satellite television legislation on our business is unclear.

         SHVIA establishes the rules governing the retransmission of local and distant broadcast television signals by satellite carriers. The FCC and, to a more limited extent, the Copyright Office, are responsible for implementing and interpreting the provisions of SHVIA. While we cannot predict the outcome of any pending or future proceedings relating to the retransmission of broadcast television signals, including both analog broadcast television signals and digital broadcast television signals, it is possible that actions taken by the FCC or the Copyright Office, may adversely affect our ability to provide our subscribers with retransmissions of broadcast television signals or the channel capacity that is available to provide other non-broadcast services, or with our ability to transmit certain programming provided by retransmitted broadcast stations. In addition, certain provisions of SHVIA are subject to expire on specified dates. For example, certain provisions of SHVIA that facilitate the retransmission of distant broadcast television stations (including network affiliated and independent stations) are scheduled to expire on December 31, 2004 and the failure to extend the legislation may adversely affect our ability to provide distant broadcast signal retransmissions to our subscribers. While Congress is considering legislation to extend these provisions, we cannot predict the outcome of any such legislative effort or their effect on our business.

         Changes in the FCC's media ownership rules may affect our ability to acquire or dispose of broadcast television stations.

         We have entered into LMA's in three markets where we already own a station. Pursuant to its biennial review mandated by the Telecommunications Act, in June 2003 the FCC adopted certain changes to its ownership rules including, among other issues, the number of television stations that one party may own in the same market. The June 2003 ruling allows us to continue our LMA's indefinitely and would also allow us to acquire the stations with which we have an LMA relationship. However, the effect of these rules has been stayed while the rules are appealed and, as a result, the FCC's prior rules remain in effect at the current time. In early February 2004, the United States Court of Appeals for the Third Circuit heard oral argument on the appeal of the rules adopted by the FCC in June 2003. A decision of the court on these rules should be forthcoming this year. The court could uphold the rules allowing them to take effect, or could reverse some or all of the newly adopted rules, or could perhaps remand the rules to the FCC for further consideration. With the uncertainty in the ownership rules, the market for the purchase and sale of broadcast properties has been disrupted, including valuation of properties, and those buyers who are allowed by the new FCC rules to acquire stations are precluded by the current stay from doing so. Thus, the purchase of additional broadcast properties by us, including those for which we have LMA's in place, or the sale of existing properties by us, may be affected by the ultimate resolution of this proceeding. If the proposed June 2003 rules do not supersede the currently effective rules, the continuation of our existing LMA's and our ability to expand in existing markets may depend on the outcome of future FCC proceedings. In addition, our opportunities to dispose of broadcast properties may be impaired.

         The outcome of proceedings to implement industry regulations and to approve and maintain FCC licenses could adversely affect our business.

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

Available Information

         Our website is located at www.pgtv.com. Through the Investor Relations Section of our website, we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after they are filed with the SEC.

         A copy of the materials that we have filed with the SEC may be read at the SEC's public reference room located at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549. Call the SEC at 1-800-SEC-0330 for further information on the public reference room. In addition, our filings with the SEC are available to the public on the SEC's web site at www.sec.gov.

ITEM 2.  PROPERTIES

         We rent space for our corporate headquarters located in Bala Cynwyd, Pennsylvania from a subsidiary of Pegasus Communications that owns the building in which our headquarters are located.

         We lease space in Marlborough, Massachusetts, Louisville, Kentucky, and Lenexa, Kansas for call centers or other functions related to our direct broadcast satellite operations. These leases expire on various dates through 2009.

         In connection with our broadcast television operations, we own four parcels of real property on which television stations are located in the following areas: Chattanooga, Tennessee; Tallahassee, Florida;
Wilkes-Barre/Scranton, Pennsylvania; and Portland, Maine. We also lease property in Gainesville, Florida on which a television station is located, and we lease various towers and office space in support of our broadcast television operations.

ITEM 3.  LEGAL PROCEEDINGS

DIRECTV, Inc. Litigation:

         Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. and their subsidiaries (together, "Pegasus Satellite Television") are affiliates of the NRTC that participate through 160 agreements in the NRTC's direct broadcast satellite program. DIRECTV, Inc. and the NRTC are parties to an agreement called the DBS Distribution Agreement, as amended (the "DBS Distribution Agreement"). Pegasus Satellite Television and the NRTC are parties to agreements called the NRTC/Member Agreements for the Marketing and Distribution of DBS Services, as amended (the "NRTC/Member Agreements"). "DIRECTV" refers to the programming services provided by DIRECTV, Inc.

         In 1999, the NRTC filed two lawsuits in United States District Court, Central District of California against DIRECTV, Inc. seeking, among other things, enforcement of the NRTC's contractual rights to obtain from DIRECTV, Inc. (i) certain premium programming (including HBO, Cinemax, Showtime, and The Movie Channel) for exclusive distribution by the NRTC's members and affiliates in their rural markets, (ii) certain advanced services (such as Tivo) for exclusive distribution, and (iii) the NRTC's share of launch fees and other benefits that DIRECTV, Inc. and its affiliates obtain relating to programming and other services. DIRECTV, Inc. filed a counterclaim seeking a declaration clarifying the initial term (or duration) of the DBS Distribution Agreement, and its obligations after that initial term. The NRTC and DIRECTV, Inc. have entered into a settlement of these claims, which is described more fully below.

         In 2000, Pegasus Satellite Television filed a lawsuit in the same federal court against DIRECTV, Inc. asserting claims seeking declaratory relief and various torts and unfair business practices claims under California law seeking damages (including punitive damages) and restitution and injunctive relief. These claims assert DIRECTV, Inc.'s failure to provide the NRTC with the premium programming, advanced services, launch fees, and other benefits and DIRECTV, Inc.'s positions regarding the initial term of the DBS Distribution Agreement and its obligations after that initial term. A class of participants in the NRTC's direct broadcast satellite project other than Pegasus Satellite Television filed a lawsuit asserting similar claims against DIRECTV, Inc. in the same court. DIRECTV, Inc. filed counterclaims against Pegasus Satellite Television and the class members asserting claims for declaratory relief regarding the initial term of the NRTC/Member Agreement and DIRECTV, Inc.'s obligations to Pegasus Satellite Television and the class members after the initial term. The class and DIRECTV, Inc. have settled their claims, as described more fully below.

         The initial term of our NRTC/Member Agreements with the NRTC (and the NRTC's DBS Distribution Agreement with DIRECTV, Inc. until modified by the settlement) is not stated according to a period of years but is based on the lives of a satellite or satellites. We believe that it is governed by the lives of the satellite resources available to DIRECTV, Inc. at the 101(degree) west longitude orbital location for delivery of services under those agreements. DIRECTV, Inc. is seeking in its counterclaim against Pegasus Satellite Television, a declaratory judgment that the initial term of Pegasus Satellite Television's NRTC/Member Agreements is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV, Inc. satellites at the 101(degree) west longitude orbital location. DBS-1 suffered a failure of one of its two satellite control processors in 1998. DIRECTV, Inc. has stated in documents filed with the SEC that DBS-1 has an estimated fuel life through 2009, although it has also indicated its belief that the fuel life for purposes of our direct broadcast satellite rights is 2007. If DIRECTV, Inc. were to prevail on its counterclaims, the initial term of our DIRECTV rights would likely be shorter than a term based on other satellite(s) at the 101(degree) west longitude orbital location providing us programming services, which we believe measure(s) the initial term. Moreover, any premature failure of DBS-1 could adversely impact our DIRECTV rights and our business. During the course of the litigation, DIRECTV, Inc. has twice filed summary judgment motions seeking declarations that the term under both the DBS Distribution Agreement and the NRTC/Member Agreement is measured by DBS-1. The motions were denied by orders of the court in 2001 and 2003. DIRECTV, Inc. has filed a motion for reconsideration of the court's denial of DIRECTV, Inc.'s 2001 motion relating to term under the NRTC/Member Agreement.

         While the NRTC obtained a right of first refusal to receive certain services after the expiration of the term of the NRTC's DBS Distribution Agreement with DIRECTV, Inc., the scope and terms of this right of first refusal were disputed as part of DIRECTV, Inc.'s counterclaim against the NRTC. In December 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity, which the court denied in 2001. DIRECTV, Inc.'s counterclaim against Pegasus Satellite Television also sought a declaratory judgment that DIRECTV, Inc. is not under a contractual obligation to provide Pegasus Satellite Television with services after the expiration of the term of its agreements with the NRTC. In 2003, the court granted a summary judgment motion of DIRECTV, Inc. ruling that DIRECTV, Inc. has no obligation to provide Pegasus Satellite Television with services after the NRTC/Member Agreements expire, except that the ruling specifically does not affect: (1) obligations the NRTC has or may have to Pegasus Satellite Television under the NRTC/Member Agreements or otherwise; (2) obligations DIRECTV, Inc. has or may have, in the event it steps into the shoes of the NRTC as the provider of services to Pegasus Satellite Television; or (3) fiduciary or cooperative obligations to deliver services owed Pegasus Satellite Television by DIRECTV, Inc. through the NRTC.

         In response to motions filed by DIRECTV, Inc., the court has dismissed the tort and punitive damages claims of Pegasus Satellite Television, and its claims for restitution with respect to premium services and advanced services, but has not dismissed the injunctive relief and launch fee restitution portions of Pegasus Satellite Television's unfair business practices claims. The court has also denied requests by DIRECTV, Inc. for dismissal of Pegasus Satellite Television's claims for declaratory relief regarding rights to various services and benefits under the DBS Distribution Agreement. As a result of these rulings, Pegasus Satellite Television continues to have claims in district court regarding the initial term of the DBS Distribution Agreement, rights after the initial term, rights to launch fees, and rights to distribute premiums and advanced services in the future.

         The lawsuits described above, including the NRTC, class and Pegasus Satellite Television lawsuits were set to be tried together in phases beginning August 14, 2003. After DIRECTV, Inc. and the NRTC informed the court of a settlement among DIRECTV, Inc., the NRTC, and the class relating to all of their claims, conditioned on a satisfactory fairness hearing in the class action lawsuit, the court vacated the trial date. Pegasus Satellite Television is not a party to the settlement, which was formally available for its participation until March 8, 2004. A copy of the settlement has been filed as exhibits 99.1 and 99.2 to Pegasus Communications' Form 8-K filed on August 13, 2003.

         Among other things, the settlement amends the DBS Distribution Agreement between DIRECTV, Inc. and the NRTC to: (i) change the expiration date of the initial term of that agreement to the later of the date that DBS-1 is removed from its assigned orbital location under certain specified conditions or June 30, 2008; (ii) eliminate the contractually provided rights after the initial term but provide an extension of the term through either December 31, 2009 or June 30, 2011 at the election of the participating member or affiliate and subject to acceptance of certain conditions; (iii) eliminate the contractually provided right to provide the premiums as exclusive distributor and replace it with a right to provide the premiums on an agency basis; (iv) redefine the contractually provided rights to launch fees and advertising revenues; (v) relinquish claims relating to past damages and restitution on account of the premiums, launch fees, and advertising revenues; and (vi) accept an agency role for the sale of certain advanced services, including Tivo.

         On September 24, 2003, Pegasus Satellite Television moved to intervene in the lawsuits between the NRTC and DIRECTV, Inc. for the limited purpose of objecting to the proposed settlement. Based primarily on the court's finding that it should reverse its reasoning in a prior holding allowing Pegasus Satellite Television to pursue declaratory relief under the DBS Distribution Agreement, the court, on November 13, 2003, declined to permit Pegasus Satellite Television to intervene in the NRTC actions. However, the court also ruled that Pegasus Satellite Television's rights under its agreements with the NRTC are not affected by the proposed settlement and that notwithstanding the proposed settlement, Pegasus Satellite Television is free to seek to enforce its rights under those agreements. A copy of the order denying the Pegasus Satellite Television motion to intervene has been filed as exhibit 99.2 to Pegasus Communications' Form 8-K filed on November 18, 2003.

         On December 4, 2003, Pegasus Satellite Television filed with the court a motion for clarification and contingent motion for reconsideration or, in the alternative, a stay pending appeal. In this motion, Pegasus Satellite Television sought among other things, clarification of the court's November 13, 2003 order denying Pegasus Satellite Television's motion to intervene in the NRTC/DIRECTV, Inc. lawsuits. Among other things, Pegasus Satellite Television asked the court to clarify whether the court's ruling means that Pegasus Satellite Television is entitled to compel performance of its rights under the NRTC/Member Agreements, particularly in light of assertions to the contrary by DIRECTV, Inc. The court declined to provide such clarification and denied Pegasus Satellite Television's motion. Pegasus Satellite Television appealed the district court's ruling to the United States Court of Appeals for the Ninth Circuit. Pegasus Satellite Television sought from the court of appeals a stay of the dismissal of the NRTC lawsuits and the settlement between the NRTC and DIRECTV, Inc., pending resolution of the appeal. On December 22, 2003, the court of appeals denied the stay.

         The fairness hearing for the class settlement occurred on January 5, 2004, and the court subsequently issued a final order approving that settlement. A copy of the order granting final approval of the class settlement has been filed as exhibit 99.1 to Pegasus Communications' Form 8-K filed on January 8, 2004. As a result, the settlement between the NRTC and DIRECTV, Inc. has, by its terms, become effective.

         On January 8, 2004, the court set a briefing schedule for further motions in the Pegasus Satellite Television litigation against DIRECTV, Inc. DIRECTV, Inc. has filed a motion to dismiss the remaining Pegasus Satellite Television claims, including our declaratory relief claims relating to the initial term and rights after term under the DBS Distribution Agreement and our unfair competition law claims relating to premiums, advanced services, and launch fees. As discussed above, DIRECTV, Inc. has also filed a motion for reconsideration of the court's 2001 order denying DIRECTV, Inc.'s motion for summary judgment seeking a declaration that the term of the NRTC/Member Agreement is governed by DBS-1. In addition to DIRECTV, Inc.'s motions, Pegasus Satellite Television filed a contingent motion to dismiss DIRECTV, Inc.'s counterclaim relating to the term of the NRTC/Member Agreement in the event that the court grants DIRECTV, Inc.'s motion to dismiss Pegasus Satellite Television's claims. We anticipate that the court will decide these motions by the end of March 2004.

         We believe, based on the rulings of the court to date, that the settlement does not change our rights under our agreements with the NRTC, including our right to services for a term based on the estimated remaining useful lives of the satellites at the 101(degree) west longitude orbital location providing our programming services. We are in the process of evaluating our options to enforce our rights in light of the settlement.

         Despite the foregoing, an unfavorable ruling that the initial term of our agreements with the NRTC is determined by DBS-1 could have a material adverse impact on our business and would lead to a reassessment of the carrying amount of our direct broadcast satellite rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base). Likewise, the election to participate in the settlement reached among DIRECTV, Inc., the NRTC, and the class, if participation is again made available, could have a material adverse impact on our business and would lead to a reassessment of the carrying amounts of our direct broadcast satellite rights using estimates of future cash flows through June 30, 2011 at the latest instead of 2016 (ignoring alternatives to generate cash flows from our subscriber base). In the case of an unfavorable litigation result relating to the term of our agreements or participation in the settlement, we currently estimate that we could record an impairment loss with respect to our direct broadcast satellite rights of between $425 million and $600 million, and that annual amortization expense for direct broadcast satellite rights could increase by between $12 million and $35 million.

         On February 5, 2004, DIRECTV, Inc. announced that it was unilaterally terminating court ordered mediation with us. A copy of DIRECTV, Inc.'s announcement has been filed as exhibit to Pegasus Communications' Form 8-K filed on February 6, 2004.

Seamless Marketing Litigation:

         In 2001, DIRECTV, Inc. brought suit against Pegasus Satellite Television for Pegasus Satellite Television's alleged failure to make payments required by the Seamless Marketing Agreement dated August 9, 2000, as amended, between DIRECTV, Inc. and Pegasus Satellite Television. The Seamless Marketing Agreement provided for seamless marketing and sales for DIRECTV retailers and distributors and also provided for reciprocal obligations by DIRECTV, Inc. and Pegasus Satellite Television to pay "acquisition fees" to each other under certain circumstances where subscribers activated DIRECTV service through dealers to whom the other party had paid a commission. As amended, the agreement also provided for reciprocal obligations by DIRECTV, Inc. and Pegasus Satellite Television to make payments to each other in connection with so-called "buy down" programs under which distributors of DIRECTV equipment were provided subsidies to lower the cost of such equipment to dealers. Pegasus Satellite Television filed a cross complaint against DIRECTV, Inc. alleging, among other things, that DIRECTV, Inc. breached the Seamless Marketing Agreement and DIRECTV, Inc. engaged in unlawful and/or unfair business practices. In 2002, Pegasus Satellite Television filed first amended counterclaims against DIRECTV, Inc. Among other things, the first amended counterclaims added a claim for rescission of the Seamless Marketing Agreement on the ground of fraudulent inducement. The case is currently pending in the United States District Court for the Central District of California in Los Angeles.

         DIRECTV, Inc. has asserted that it is entitled to an award of damages in an amount exceeding $50 million, plus prejudgment interest of approximately $10 million. Pegasus Satellite Television has asserted that it has defenses to DIRECTV, Inc.'s claim and an affirmative claim for recovery that would include the approximately $29 million it paid under the agreement (subject to any potential offsets that may be found) plus additional amounts to compensate it for damages proximately caused by DIRECTV, Inc.'s fraudulent inducement of the Seamless Marketing Agreement.

         On November 6, 2003, the court held a status conference for the purpose of setting pretrial and trial dates. At that time, the court set the case for trial on March 23, 2004. The trial will be conducted before a jury, although, if the jury finds that Pegasus Satellite Television has established a factual basis to rescind the agreement, the court will make the ultimate decision as to whether the agreement will be rescinded and if so, on what terms. At DIRECTV, Inc.'s request, the court has ordered that the trial will proceed in the following phases. First, the jury will consider DIRECTV, Inc.'s breach of contract and common count claims against Pegasus Satellite Television along with Pegasus Satellite Television's defenses and its claims against DIRECTV, Inc. for breach of contract, breach of the implied covenant of good faith and fair dealing, and fraudulent inducement claims. In this phase, the jury will also consider whether Pegasus Satellite Television is entitled to an award of punitive damages against DIRECTV, Inc. In subsequent stages, if necessary, the jury will take up the amount of punitive damages, if any to which Pegasus Satellite Television is entitled and finally, if necessary, the court will consider the issue of whether Pegasus Satellite Television is entitled to rescission of the agreement, and if so, on what terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholder during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Common Stock. Pegasus Satellite's outstanding common stock currently consists of 100 shares of Class B common stock, par value $.01 per share, all of which is held by Pegasus Communications. As a result, there is no established public trading market for the common stock. From time to time, as permitted by the certificate of designation for Pegasus Satellite's 12-3/4% cumulative exchangeable preferred stock and the indentures related to our notes, we make cash and noncash distributions to Pegasus Communications. Distributions to Pegasus Communications were $148.8 million in 2002. We currently are prohibited from making any further distributions due to arrearages of dividends on our 12-3/4% cumulative exchangeable preferred stock. See Preferred Stock below.

         Preferred Stock. Pegasus Satellite has 183,978 shares of 12-3/4% cumulative exchangeable preferred stock outstanding, of which 92,156 shares are owned by Pegasus Communications.

         As permitted by the certificate of designation for this series, the board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. The board of directors has not declared any of the scheduled semiannual dividends for this series since January 1, 2002. Dividends in arrears at December 31, 2003 were $35.2 million, with interest thereon of $5.2 million. Of these amounts, $17.6 million and $2.6 million, respectively, were payable to Pegasus Communications on account of the 92,156 shares of the 12-3/4% preferred stock held by Pegasus Communications. An additional $11.7 million of dividends payable on January 1, 2004 were not declared or paid and became in arrears on that date, of which $5.9 million was payable to Pegasus Communications. Dividends not declared accumulate in arrears and incur interest at a rate of 14.75% per year until paid. Unless full cumulative dividends in arrears on the 12-3/4% series have been paid or set aside for payment, Pegasus Satellite may not, with certain exceptions, with respect to capital stock junior to the series (1) declare, pay, or set aside amounts for payment of future cash dividends or distributions or (2) purchase, redeem, or otherwise acquire for value any shares.

Recent Sales of Unregistered Securities

         During the fourth quarter of 2003, Pegasus Satellite issued to an institutional investor an aggregate of $4.25 million principal amount of its 11-1/4% senior notes due January 2010 in exchange for $4.25 million fully accreted principal amount of its 13-1/2% senior subordinated discount notes due March 2007. The terms and conditions of the 11-1/4% notes issued in the exchange are the same as those contained in the indenture for the notes of this series already outstanding. The 11-1/4% notes were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 and are eligible for resale under Rule 144A promulgated under the Securities Act of 1933.

         All other sales for the period covered by this report, to the extent there have been any sales, have been previously reported by Pegasus Satellite in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

In thousands                                 2003             2002              2001           2000             1999
                                          ----------       ----------        ----------    -----------        ---------
Net revenues:
   Direct broadcast satellite
     business                             $  831,211       $  864,855        $  838,208    $   582,075        $ 286,353
   Broadcast television and other
     operations                               30,716           31,505            27,647         30,344           30,925
                                          ----------       ----------        ----------    -----------        ---------
Total net revenues                        $  861,927       $  896,360        $  865,855    $   612,419        $ 317,278
                                          ==========       ==========        ==========    ===========        =========
Operating expenses:
   Direct broadcast satellite
     business                             $  775,298       $  826,005        $1,003,744    $   762,597        $ 395,767
   Broadcast television and other
     operations                               29,819           30,811            32,576         33,386           31,202
Income (loss) from operations                 17,874           (2,532)         (217,324)      (210,299)        (122,429)
Loss from continuing operations             (146,610)        (104,137)         (274,336)      (220,699)        (193,267)
Total assets                               1,813,882        1,859,150         2,149,036      2,605,386          881,838
Total long term debt (including
    current portion)                       1,425,603        1,335,862         1,338,651      1,182,858          684,414
Redeemable preferred stock (1)               224,583          199,022           183,503        491,843          142,734
Cash provided by (used for)
   operating activities                       30,219           45,475          (141,874)       (63,056)         (84,291)
Cash used for investing activities            (7,609)         (30,731)          (55,563)      (158,421)        (138,569)
Cash (used for) provided by
   financing activities                       (8,643)        (146,071)          127,426        395,385          208,808
Direct broadcast satellite
   operating profit (loss) before
   depreciation and amortization             213,811          211,939            92,007          4,900          (32,579)

     (1) For 2003, includes liquidation preference value of the 12-3/4% series preferred stock of $177.7 million reported as a liability, plus accrued and unpaid dividends of $46.9 million associated with this series reported as noncurrent accrued interest, on the consolidated balance sheet.

         Since Pegasus Satellite's common stock is wholly owned by its parent company, computations of per common share amounts and cash dividends are neither required nor presented.

         Comparability between years 1999 through 2001 has been affected due to acquisitions we made in 1999 through 2000. Our acquisition of Golden Sky Holdings in May 2000 was individually a significant transaction that materially affected amounts in the year of and subsequent to the acquisition. The total consideration for Golden Sky Holdings was $1.2 billion. Additionally, we completed 15 acquisitions in 1999 and 19 in 2000. Total consideration for these other acquisitions was $79.5 million and $232.6 million, respectively.

         Direct broadcast satellite operating profit (loss) before depreciation and amortization, as adjusted for special items, is a generally accepted accounting principle industry segment measure used by our chief operating decision maker to evaluate our direct broadcast satellite segment. This measure was calculated as the direct broadcast satellite business' net operating revenue less its operating expenses (excluding depreciation and amortization), as derived from the statements of operations, as adjusted for the special item of $4.5 million for a contract termination fee within other subscriber related expenses in the statement of operations within 2003 and 2002. The contract termination fee was initially accrued in 2002 and increased other subscriber related expenses. The accrual for this fee was reversed in 2003 because the related contract was amended to eliminate the fee and decreased other subscriber related expenses. The calculation of the measure for 2003 adds back to expenses the reversal of the fee and for 2002 deducts from expenses the initial accrual of the fee. We present this measure because our direct broadcast satellite business is our only significant business and this business forms the principal portion of our results of operations and cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included herein beginning on page F-1.

General

         Our principal operating business is the direct broadcast satellite business. This business provides multichannel direct broadcast satellite services as an independent provider of DIRECTV services in exclusive territories primarily within rural areas of 41 states. For 2003, 2002, and 2001, revenues for this business were 96%, 96%, and 97%, respectively, of total consolidated revenues, and operating expenses for this business were 92%, 92%, and 93%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were $1.6 billion at December 31, 2003, and represented 91% and 93% of total consolidated assets at December 31, 2003 and 2002, respectively. As a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         We are in material litigation with DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could have a material adverse impact on our direct broadcast satellite business. Our litigation with DIRECTV, Inc. may have a bearing on our estimation of the useful lives of our direct broadcast satellite rights assets. (See ITEM 3. Legal Proceedings - DIRECTV Litigation for information regarding this litigation.)

         The following sections focus on our direct broadcast satellite business, as this is our only significant business segment. We believe this will assist with understanding our financial position, results of operations, and cash flows.

Use of Estimates and Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make certain estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities. Actual results could differ from those estimates. Significant estimates relate to recoverability and useful lives of our direct broadcast satellite rights assets, patronage with the NRTC, allowance for doubtful accounts, and valuation allowances for deferred income tax assets.

         Recoverability and Useful Lives of Direct Broadcast Satellite Rights Assets. We make significant estimates relating to the useful lives, fair values, and recoverability of our direct broadcast satellite rights assets. Our direct broadcast satellite rights are our most significant intangible assets with a net carrying amount of $1.4 billion at December 31, 2003. In assessing the recoverability of our direct broadcast satellite rights assets, we must make assumptions regarding estimated future cash flows. Typically, the cash flows are based on our estimates and judgments of expected future results. For example, the value of our direct broadcast satellite rights is in large part based on the future revenue stream that is generated by our subscriber base. A significant difference in the actual number of subscribers and/or revenues generated by subscribers from the amounts we estimate could significantly affect our estimate of the fair value of the direct broadcast satellite rights.

         Adjustments to the useful lives of our direct broadcast satellite rights assets have been and could further be significant to the results of our operations. For example, at January 1, 2002 we extended the useful lives for the unamortized portion of all of our direct broadcast satellite rights at that date to end simultaneously in 2016 (see the discussion on depreciation and amortization in Results of Operations - Comparison of 2002 to 2001 - Direct Broadcast Satellite Business - Other Operating Expenses for further information). Prior to 2002, each direct broadcast satellite rights asset generally had an estimated useful life of 10 years from the date that it was obtained. As a result, amortization expense for direct broadcast satellite rights was $110.5 million in 2002 compared to $236.7 million in 2001.

         The lives of our direct broadcast satellite rights are subject to litigation, and could change based on the outcome of the litigation. (See ITEM
3. Legal Proceedings - DIRECTV Litigation for information regarding this litigation.) DIRECTV, Inc. has stated in documents filed with the SEC that DBS-1, the first DIRECTV satellite launched, has an estimated fuel life through 2009, although it has also indicated its belief that the fuel life for purposes of our direct broadcast satellite rights is 2007. If DIRECTV, Inc. were to prevail on its counterclaims, the initial term of our DIRECTV rights would likely be shorter than a term based on other satellite(s) at the 101(degree) west longitude orbital location providing us programming services, which we believe measure(s) the initial term. An unfavorable ruling that the initial term of our agreements with the NRTC is determined by DBS-1 could have a material adverse impact on our business and would lead to a reassessment of the carrying amount of our direct broadcast satellite rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base). Likewise, the election to participate in the settlement reached among DIRECTV, Inc., the NRTC, and the class could have a material adverse impact on our business and would lead to a reassessment of the carrying amounts of our direct broadcast satellite rights using estimates of future cash flows through June 30, 2011 at the latest instead of 2016 (ignoring alternatives to generate cash flows from our subscriber base). In the case of an unfavorable litigation result relating to the term of our agreements or participation in the settlement, we currently estimate that we could record an impairment loss with respect to our direct broadcast satellite rights of between $425 million and $600 million, and that annual amortization expense for direct broadcast satellite rights could increase by between $12 million and $35 million.

         NRTC Patronage Distributions. Our subsidiaries, Pegasus Satellite Television and Golden Sky Systems, are affiliates of the NRTC, a tax exempt entity that is organized to operate on a nonprofit basis. Throughout each year, the NRTC bills its members and affiliates the costs incurred by it under its agreement with DIRECTV, Inc., certain other costs incurred by the NRTC relating to associated direct broadcast satellite projects, and margin on the costs of providing direct broadcast satellite services pursuant to the NRTC member agreement for marketing and distribution of direct broadcast satellite services. The most notable service that the NRTC provides to us is programming related to the DIRECTV programming that we provide. We record as expenses the amounts we pay to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution through the NRTC's patronage capital distribution program. Generally, each patron who does business with the NRTC receives an annual distribution composed of both patronage capital certificates and cash. The patronage capital certificates represent equity interests in the NRTC. The amount of the distribution is generally based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, we accrue amounts we estimate to receive from the NRTC, with an offsetting reduction to the expenses that were recorded by us for costs incurred with the NRTC during the year. The estimated cash portion of the distribution is recorded in accounts receivable-other and the estimated capital portion is recorded as an investment in the NRTC in other noncurrent assets. Distributions are received in the year subsequent to the year that the accruals are made. Amounts previously accrued are adjusted in the year that distributions are received with a like adjustment to the related expenses in and for the year the distributions are received. Based on past experience, we estimate that a majority of the patronage capital distribution for 2003 to be made in 2004 will be tendered by the NRTC in the form of patronage capital certificates. At December 31, 2003 and 2002, we had accrued in accounts receivable-other $5.5 million and $7.2 million, respectively, and our capital investment in the NRTC was $76.3 million and $66.2 million, respectively. The reduction to programming expense, as adjusted for differences between distributions received and amounts previously accrued, was $14.5 million, $22.7 million, and $44.8 million in 2003, 2002, and 2001, respectively. We have no commitment to fund the NRTC's operations or acquire additional equity interests in the NRTC. The factors that the NRTC uses in determining its patronage are not in our control, and our estimate of our share of the NRTC patronage can vary from the actual patronage that we receive.

         Allowance for Doubtful Accounts. Our estimate of the allowance for doubtful accounts is based on an assessment of account collection experience and trends relative to the aging of the billings and/or specific identification of accounts contained in the latest trade receivables balance. The trade receivable balance is segregated into discrete categories based on the amount of time the billings are past due. An uncollectible rate is applied to each aging category based on our historical collection experience for that category in estimating the amount uncollectible within that category, or specific accounts are identified for further evaluation. The allowance is periodically reviewed for sufficiency relative to an evaluation of the aging of the billings or specific account identification, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Should the quality of our subscriber base deteriorate or our accounts receivable collection efforts diminish, our actual bad debt expense may increase. The balance in the allowance for doubtful accounts was $4.0 million and $7.2 million at December 31, 2003 and 2002, respectively, and bad debt expense was $9.1 million, $23.8 million, and $36.5 million 2003, 2002, and 2001, respectively.

         Valuation Allowance for Deferred Income Tax Assets. We record a valuation allowance against the deferred income tax assets balance when it is more likely than not that the benefits of the tax assets balance will not be realized, and record a corresponding charge to income tax expense. Historically, we have applied a full valuation allowance against the deferred income tax assets balance that exist because our past operating results have not provided us with sufficient evidence that we will realize the benefits of the tax assets. Our ability to record lesser amounts or no amount for a valuation allowance for deferred income tax assets will depend upon our ability to generate taxable income in the future. The balance in the valuation allowance for deferred income tax assets was $71.5 million and $22.9 million at December 31, 2003 and 2002, respectively.

         In addition to the above estimates and accounting policies, we believe the following concerning our subscriber acquisition costs and direct broadcast satellite revenues are critical accounting policies in understanding our results of operations.

         Subscriber Acquisition Costs. Subscriber acquisition costs are incurred when we enroll new subscribers to our DIRECTV programming. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers, equipment related subsidies paid to distributors and applicable costs incurred by us, installation costs and related subsidies paid to dealers, dealer commissions, advertising and marketing costs, and selling costs. Our subscriber acquisition costs may be expensed, deferred, or capitalized, as explained below.

         Promotional programming costs, which are included in promotions and incentives expense on the statement of operations, are charged to expense when incurred. Equipment and installation subsidies that are expensed, as described below, are charged to expense when the equipment is delivered and the installation occurs, respectively, and included in promotions and incentives on the statement of operations. Dealer commissions, advertising and marketing costs, and selling costs that are expensed, as described below, are charged to expense when incurred and included in advertising and selling on the statement of operations.

         Certain subscriber acquisition costs are capitalized or deferred. Under certain of our subscription plans for DIRECTV programming, we take title to equipment provided to subscribers. Applicable costs and subsidies related to this equipment are capitalized as fixed assets and depreciated over their estimated useful lives of three years and charged to depreciation expense. We also have subscription plans for our DIRECTV programming that contain minimum service commitment periods. These plans have early termination fees for subscribers should service be terminated by subscribers before the end of the commitment period. Direct and incremental subscriber acquisition costs associated with these plans, consisting of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions, are deferred in the aggregate not to exceed the amounts of applicable termination fees. These costs are amortized over the minimum service commitment period of 12 months and charged to amortization expense. Direct and incremental subscriber acquisition costs deferred are less than the contractual revenue from the plans over the commitment period. Direct and incremental subscriber acquisition costs in excess of termination fee amounts are expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statement of operations.

         Amounts associated with subscriber acquisition costs are contained in the following table (in thousands):

                                                 2003            2002             2001
                                               --------        --------         --------
Gross subscriber acquisition costs
   incurred                                    $ 80,860        $102,576         $185,321
Capitalized                                     (22,122)        (27,021)         (20,830)
Deferred                                        (21,100)        (31,086)         (19,421)
                                               --------        --------         --------
Expensed                                       $ 37,638        $ 44,469         $145,070
                                               ========        ========         ========
Promotions and incentives                      $ 14,157        $ 13,562         $ 40,393
Advertising and selling                          23,481          30,907          104,677
                                               --------        --------         --------
Total expensed                                 $ 37,638        $ 44,469         $145,070
                                               ========        ========         ========
Amortization of amounts deferred               $ 24,656        $ 30,574         $  4,227
Depreciation of amounts capitalized              17,970          16,270            5,380

         Direct Broadcast Satellite Revenue. Principal revenue of the direct broadcast satellite business is earned by providing our DIRECTV programming on a subscription or pay per view basis. Effective July 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF 00-21"). Effective with the adoption of EITF 00-21, certain new subscribers are considered to enroll under multiple deliverable arrangements with equipment, installation, and programming being separate units of accounting. Fees that we charge new subscribers for set up and activation upon initiation of service are included as part of total consideration for these multiple deliverable arrangements. Under these arrangements, revenue allocated to delivered units of accounting is recognized immediately upon delivery. Revenue allocated to undelivered units of accounting is recognized upon their subsequent delivery. The undelivered units of accounting are programming and, in cases where we retain title, the satellite receiving equipment. Standard subscriptions are recognized as revenue monthly at the amount earned and billed, based on the level of programming content subscribed to during the month, as adjusted for allocations to separate units of accounting. Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed, as adjusted for allocations to separate units of accounting. Revenue for pay per view is recognized at the amount billed in the month in which the programming is viewed and earned. Fees that we charged new subscribers for set up and activation upon initiation of service prior to July 1, 2003 were deferred as unearned revenue and recognized as revenue over the expected life of our subscribers of five years. Amounts that we charged for equipment sold and installations arranged by us prior to July 1, 2003 were deferred as unearned revenue and recognized as revenue over the expected life of our subscribers of five years. The fees and amounts deferred prior to July 1, 2003 continue to be recognized over the expected life of our subscribers. The adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

         In December 2003, the staff of the SEC issued Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104"). SAB 104 superseded Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The principal impact of SAB 104 was the incorporation of the provisions of EITF 00-21. The other revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 had no impact on us since we had adopted EITF 00-21 prior to SAB 104.

Results of Operations

         We have a history of losses principally due to the substantial amounts incurred for interest expense and amortization expense associated with intangible assets. Consolidated net losses were $136.7 million, $109.4 million, and $285.2 million for 2003, 2002, and 2001, respectively. Consolidated interest and amortization expenses were $167.8 million and $116.5 million, respectively, for 2003, $148.0 million and $117.4 million, respectively, for 2002, and $136.2 million and $245.4 million, respectively, for 2001.

         We made substantial improvements in our operating results in 2003 compared to 2002 and in 2002 compared to 2001. We had income from operations of $17.9 million in 2003, compared to loss from operations of $2.5 million in 2002 and $217.3 million in 2001. For 2003, 2002, and 2001, the direct broadcast satellite business had income (loss) from operations of $55.9 million, $38.9 million, and $(165.5) million, respectively. We primarily attribute the improvement in 2003 compared to 2002 to the continuation of the direct broadcast satellite business strategy. The loss from the direct broadcast satellite operations for 2002 included an accrued expense for a contract termination fee of $4.5 million that was reversed in 2003. The improvement in 2002 compared to 2001 was primarily a combination of our direct broadcast satellite business strategy, broad based cost reduction measures undertaken in 2002, and a decrease in 2002 of amortization of direct broadcast satellite rights assets of $126.2 million due to a change in amortization of these assets effected in 2002 (see discussion below under the Direct Broadcast Satellite business section in the comparison between 2002 and 2001 with respect to the change in amortization of these assets).

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

         In fiscal 2001, we shifted our business strategy from an emphasis on subscriber growth to a focus on increasing the quality of new subscribers and the composition of our existing subscriber base, enhancing the returns on investment in our subscribers, generating free cash flow, and preserving liquidity. We continued this strategy in 2002 and 2003. The primary focus of our "Quality First" strategy is to improve the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and obtaining subscribers who use multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and maintaining adequate margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, that strategy along with other very significant factors, has contributed to a certain extent to a decrease in the number of our direct broadcast satellite subscribers and a decrease in direct broadcast satellite net revenues for 2003 compared to the 2002, as discussed below under the Direct Broadcast Satellite Business section in the comparison between 2003 and 2002. We expect that our direct broadcast satellite business strategy will result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

Comparison of 2003 to 2002

         In this section, amounts and changes specified are for the year ended December 31, 2003 compared to the year ended December 31, 2002, unless otherwise indicated. With respect to our operations, we focus on our direct broadcast satellite business, as this is our only significant operating business.

Direct Broadcast Satellite Business

         We had 1,155,101 subscribers at December 31, 2003, a decrease of 153,369 from the number of subscribers at December 31, 2002. The average number of subscribers was 1,235,393 and 1,358,309 during 2003 and 2002, respectively. Gross subscriber additions were 146,374 and 216,701 in 2003 and 2002, respectively. In addition to the effects of our "Quality First" strategy on the number of our subscribers, other reasons for the decrease in subscribers include a significant competitive disadvantage that we experience in a large number of our territories in which EchoStar provides local channels but DIRECTV does not; competition from EchoStar other than with respect to local channels; competition from digital cable providers; our continued focus on enrolling more creditworthy subscribers; our continued unwillingness to aggressively invest retention amounts in low margin subscribers; subscriber reaction to our price increases instituted in 2003; and a reduction in the number of new subscribers we obtain from DIRECTV, Inc.'s national retail chains. The number of territories in which we are disadvantaged by a lack of local channel service increased in 2003 and we believe will continue to increase in the first two quarters of 2004 because of

DIRECTV Inc.'s delay in launching its DIRECTV 7S spot beam satellite to provide local channels in markets where EchoStar offers or is introducing local channels, and DIRECTV Inc.'s failure to provide certain of our key markets with local channels. DIRECTV, Inc., according to its most recent statements, intends to launch this satellite in the second quarter of 2004. Additionally, we believe that all other factors cited above contributing to our subscriber losses will continue over the near term.

         Despite the decrease in subscribers of 153,369 from December 31, 2002 to December 31, 2003, and the decrease in average subscribers during 2003 from 2002 of 122,916, our continued focus on our "Quality First" strategy has contributed to year over year increased average monthly revenue generated per subscriber ("ARPU") of $3.01 (see below for detailed discussion) and increased direct broadcast satellite operating profit (loss) before depreciation and amortization of $1.9 million. Also, from 2002 to 2003 our direct broadcast satellite operating profit (loss) before depreciation and amortization as a percent of revenue for the direct broadcast satellite business has grown from 24.5% to 25.7%.

Revenues:

         Revenues decreased $33.6 million to $831.2 million primarily due to: 1) a decrease in our recurring subscription revenue from our core, a la carte, and premium package offerings of $33.4 million; 2) a decrease in pay per view revenues of $12.6 million; and 3) a decrease in late fees charged of $2.3 million. These decreases were offset in part by an increase of $9.5 million in revenues from a royalty fee introduced in July 2002 that passes on to subscribers a portion of the royalty costs charged to us in providing DIRECTV service, and an increase of $3.6 million in the fees that we receive from subscribers for the use of multiple receivers. As of December 31, 2003, 42% of our subscriber base has more than one receiver, compared to 34% at December 31, 2002. Our average receivers per total subscriber metric stands at 1.54 as compared to 1.42 at the same time last year. 64.7% of our gross subscriber additions during 2003 took more than one receiver, versus 46.2% in 2002. Our average receiver count per gross subscriber added during 2003 was 1.86 compared to 1.56 in 2002.

         The decreases from our core, a la carte, and premium package offerings were primarily due to the net reduction in total subscribers described above, offset in part by increased ARPU during 2003 compared to 2002. ARPU is direct broadcast satellite revenues for the period divided by the average number of subscribers during the period, divided by the number of months in the period. Total ARPU increased to $56.07 for 2003 from $53.06 for 2002. ARPU for core, a la carte, and premium programming increased to $46.03 for 2003 from $43.91 for 2002. A rate increase to certain a la carte and premium package offerings in the second quarter 2003, a rate increase to core package offerings in the third quarter 2003, and our ability to keep subscribers in and upgrade subscribers into higher retail priced packages, contributed to the increases in ARPU.

Direct Operating Expenses:

         Programming expense decreased $9.3 million to $378.6 million primarily due to decreases in the cost of our recurring core, a la carte, and premium package subscription offerings of $9.4 million and decreases in the cost of our pay per view programming of $5.6 million. Additionally, we recorded a credit to programming expenses of $1.2 million for a one time adjustment for expenses allocable to a party that has a minority interest in one of our subsidiaries. The decreases in the cost of our core, a la carte, and premium package offerings were primarily due to the net reduction in total subscribers, offset in part by a 7% increase, effective January 2003, in certain per subscriber programming costs charged to us by the NRTC. We also experienced a 10% increase, effective

January 2003, in certain pay per view programming costs charged to us by the NRTC. The net decreases to programming expense were also partially offset by our estimate of patronage to be received from the NRTC being $8.2 million less for 2003 compared to 2002.

         Other subscriber related expenses decreased $25.0 million to $172.9 million. A portion of the decrease was due to the reversal of a contract termination fee of $4.5 million that was accrued in 2002. This fee was reversed in 2003 because the related contract for outsourced customer care services was amended in 2003 and eliminated the fee. Also contributing to the decreased other subscriber related expenses were decreases in our customer care costs of $7.4 million, primarily as a result of renegotiated rates in this amended contract, and decreases in infrastructure, billing and royalty fees of $6.4 million, primarily due to the net reduction in total subscribers described above. Further, bad debt expense decreased $14.7 million for reasons related to our Quality First initiative. The preceding decreases were partially offset by increases of $12.7 million in the costs of equipment, installation services, programming, and promotional campaigns related to our efforts to retain and upgrade our existing subscribers.

Other Operating Expenses:

         The discussion in this paragraph is based on the amounts contained in the subscriber acquisition costs table above. Gross subscriber acquisition costs decreased primarily due to a lesser amount of gross subscriber additions in 2003 compared to 2002. Capitalized subscriber acquisition costs decreased as a result of an approximate 32,000 decrease in the number of receivers that we took title to that were delivered to new subscribers during 2003. Deferred subscriber acquisition costs decreased as a result of an approximate 41,000 decrease in the number of gross subscriber additions for which certain direct and incremental subscriber acquisition costs were eligible for deferral during 2003. Based on gross subscriber additions during 2003 and 2002 stated above, total subscriber acquisition costs per gross subscriber added were $553 and $473, respectively. The increase was primarily due to: the disproportionate impact our sales administration costs and other indirect subscriber acquisition costs, including advertising and marketing costs, have on the subscriber acquisition costs per gross subscriber added metric when divided by a substantially lesser number of gross subscriber additions, an impact of $35 per gross subscriber addition; a greater percentage of our gross subscriber additions taking more than one receiver that adds incrementally to the receiver and installation per subscriber cost, an impact of approximately $47 per gross subscriber added; greater costs of programming provided to new gross subscriber additions at discounted rates as part of promotional introductory campaigns, an impact of $14 per gross subscriber added (the cost of such programming is recorded as subscriber acquisition costs); and a lesser percentage of our gross subscriber additions coming from national retailers with which we do not have compensation arrangements. The preceding per gross subscriber increases were partially offset by decreased aggregate dealer commission costs of $16 per gross subscriber added for 2003 versus 2002, primarily the result of increased sales through our direct channel as a relative percent of total sales.

         General and administrative expenses decreased $3.4 million to $23.8 million. The decrease for 2003 was primarily due to reduced expenditures for communication services resulting from several renegotiations of the related contract for such services and reduced customer call volume from the lesser average number of subscribers in the current year.

         Depreciation and amortization decreased $6.2 million to $162.4 million. The decrease was primarily due to the amounts of deferred subscriber acquisition costs amortized in those periods, as a result of an approximate 41,000 decrease in the number of gross subscriber additions for which certain direct and incremental subscriber acquisition costs were eligible for deferral during 2003. Deferred subscriber acquisition costs are amortized over 12 months from the date they are incurred, which is when a new subscriber is added.

Other Statement of Operations and Comprehensive Loss Items

         Other operating expenses decreased by $2.5 million to $23.9 million primarily due to $3.8 million of asset write offs and impairments in 2002 compared to $829 thousand in 2003. Other operating expenses include expenses associated with our litigation with DIRECTV, Inc. of $12.3 million for 2003 and $12.4 million for 2002. (See ITEM 3. Legal Proceedings - DIRECTV Litigation for information regarding these litigations.) The loss on impairment of marketable securities for 2002 of $3.3 million was due to the write off of an investment in the common stock of another entity we owned at the time to the stock's then fair market value. The decrease in other nonoperating income of $16.5 million to $3.0 million was primarily due to a net gain on the retirement of debt recorded in 2002 of $16.7 million.

     Interest expense increased $19.8 million to $167.8 million primarily due to:

    1) dividends on Pegasus Satellite's 12-3/4% preferred stock of $12.8 million that were classified as interest expense in 2003 due to the stock being classified as a liability commencing July 1, 2003 upon our adoption on that date of Statement of Financial Accounting Standards No. 150;
    2) $3.5 million of interest on dividends in arrears for Pegasus Satellite's 12-3/4% preferred stock;
    3) net incremental interest expense of $3.7 million associated with Pegasus Media's credit agreement, principally due to the Tranche D term loan of $300.0 million borrowed in October 2003 at a weighted average rate of 9.0%; and
    4) net interest of $5.5 million with respect to Pegasus Satellite's $100.0 million term loan due 2009 borrowed in August 2003 at a rate of 12.5%;

offset in part by:

    1) interest of $3.9 million with respect to Pegasus Media's 12-1/2% notes due 2005 redeemed in September 2003 that had outstanding principal on the date of redemption of $67.9 million; and
    2) a reduction of $2.7 million in interest associated with interest rate hedging financial instruments for Pegasus Media primarily due to the expiration of interest rate swap contracts in March 2003.

         During 2003, Pegasus Satellite completed a series of exchanges in which was issued an aggregate of $165.9 million principal amount of 11-1/4% notes due January 2010 in exchange for $168.1 million principal amount of our outstanding notes, consisting of $33.4 million of 9-5/8% notes due October 2005, $28.9 million of 9-3/4% notes due December 2006, $36.5 million of 12-1/2% notes due August 2007, $36.8 million of 12-3/8% notes due August 2006, and $32.5 million of 13-1/2% notes due March 2007. The principal effect of these exchanges was to extend the maturity of $165.9 million of principal outstanding to 2010. The effect of the exchanges on interest expense was not significant for 2003. Excluding the exchanges for the 13-1/2% notes, the effect of the exchanges on interest expense will not be significant for 2004. However, the aggregate annual net effect on interest expense thereafter will be an incremental increase, after giving effect to what would have been the maturity date of each respective note previously outstanding received in the exchanges and the interest associated with the principal amount of the 11-1/4% notes issued in their place, for as long as the 11-1/4% notes remain outstanding. With respect to the exchanges involving the 13-1/2% notes, we will experience a net reduction in annual interest expense in excess of $900 thousand in 2004 through what would have been the maturity date in 2007 of the 13-1/2% notes exchanged. Thereafter, annual interest expense will increase for the interest associated with the 11-1/4% notes for as long as these notes remain outstanding.

         In August 2003, Pegasus Satellite borrowed $100.0 million in a term loan that bears interest at 12.5% and is due August 2009. A portion of the proceeds were used to redeem in September 2003 all of the $67.9 million principal outstanding for Pegasus Media's 12-1/2% notes due July 2005. A discount of $8.8 million recorded in the issuance of this term loan is being amortized and charged to interest expense over the term of the notes. The total debt financing costs incurred for this loan were $5.5 million, which have been deferred and are being amortized and charged to interest expense over the term of the loan. Further, aggregate costs of $1.6 million were incurred to amend Pegasus Media's credit agreement and for associated consent fees in connection with this term loan and other matters associated with the credit agreement. These costs have been deferred and are being amortized and charged to interest expense over the remaining term of the credit agreement. The rate of interest for this loan is 12.5%. Interest accrues quarterly on the term loan, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to the full compounded rate of interest of 12.5%.

         In October 2003, Pegasus Media amended and restated its credit agreement to create a new $300.0 million Tranche D term loan facility. Pegasus Media borrowed the full $300.0 million, less a discount of 1.5%, or $4.5 million. Any unpaid loan balance is due July 31, 2006. We may elect an interest rate for outstanding principal on Tranche D loans of either 1) 7.00% plus the greater of (i) the LIBOR rate and (ii) 2.0% or 2) the prime rate plus 6.00%. A portion of the proceeds of the borrowing was used to repay an aggregate of $235.0 million of initial and incremental term loan principal outstanding under the credit agreement scheduled for repayment in 2004 and 2005. The initial and incremental term loans were subject to interest rates based on either the prime rate plus a margin of 2.5% or LIBOR plus a margin of 3.5%. Another portion of the proceeds was used to repay $52.0 million principal amount outstanding under a revolving credit facility formerly in place. The amounts borrowed under the revolving credit facility were subject to interest rates based on either the prime rate plus a margin of 1% to 2% or LIBOR plus a margin of 2% to 3%. The debt financing costs incurred for this borrowing aggregating $9.4 million and the discount incurred on the amount borrowed are being amortized and charged to interest expense over the term of the loan.

         For continuing operations, we had income tax expense of $174 thousand for 2003 compared to an income tax benefit of $29.6 million for 2002. The income tax expense for 2003 represents expense for state income taxes payable. No deferred income tax benefit or expense was recorded for 2003 because we were in a net deferred income tax asset position throughout the year against which a full valuation allowance was applied. At December 31, 2003, we had a net deferred income tax asset balance of $71.5 million, offset by a valuation allowance in the same amount. The valuation allowance increased by $48.6 million during 2003. This increase to the valuation allowance was charged to income taxes for continuing operations, thereby completely offsetting the deferred income tax benefits generated during the year and resulting in no deferred income tax expense or benefit for 2003. We believed that a valuation allowance sufficient to bring the deferred income tax asset balance to zero at December 31, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefits of the deferred income tax asset will not be realized. Excluding the expense for state income taxes payable, our effective income tax rate for continuing operations for 2003 was zero, compared to the overall effective income tax rate for continuing operations for 2002 of 22.1%. The effective income tax rate for 2002 was impacted by valuation allowances recorded during 2002.

         For discontinued operations, we had net income of $10.0 million for 2003 and net loss of $5.3 million for 2002. Discontinued operations for 2003 and 2002 consisted of a broadcast television station located in Mobile, Alabama and two broadcast television stations located in Mississippi, and also for 2002 our Pegasus Express business that we ceased in 2002. We completed the sale of three broadcast television stations in two separate transactions in 2003. The aggregate sale price was $24.9 million cash, and we recognized a net gain on the sales of $10.3 million. Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

                                      2003              2002
                                 ---------------    -------------
Revenues                            $1,533            $ 8,325
Pretax income (loss)                 9,955             (5,292)

Comparison of 2002 to 2001

         In this section, amounts and changes specified are for the year ended December 31, 2002 compared to the year ended December 31, 2001, unless otherwise indicated. With respect to our operations, we focus on our direct broadcast satellite business, as this is our only significant operating business.

Direct Broadcast Satellite Business

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

Direct Operating Expenses:

         Programming expense increased $28.0 million to $387.8 million primarily due to our estimate of patronage to be received from the NRTC for 2002 being $22.1 million less than that received in 2001, along with a broad rate increase commencing January 2002 and a targeted increase to certain programming rates commencing August 2002 charged to us by the NRTC, amounting to approximately $19.4 million. Our estimate of patronage that offsets programming expenses was reduced by $22.1 million to $22.7 million in 2002. Increased costs incurred by the NRTC in 2002 combined with our reduced number of subscribers in 2002 have factored into our lowered patronage estimate. The increase in programming expense was offset in part by approximately $16.6 million of volume variance related to the reduction in the number of total subscribers in 2002.

         Other subscriber related expenses decreased $7.3 million to $197.8 million primarily due to a decrease in bad debt expense of $12.8 million and a decrease in customer care costs of $2.9 million related to dispatch management and improved customer care efficiency metrics. The decrease in other subscriber related expenses was offset in part by an accrual for a termination fee of $4.5 million payable in 2003 associated with a contract for customer care services that was intended to be terminated in 2003 and an increase in the royalty fees charged to us as a provider of DIRECTV service of $1.9 million. The decrease in bad debt expense was mainly due to our focus in 2002 on improving the quality of our subscriber base that we obtain and retain and improved account collection efforts.

Other Operating Expenses:

         Gross subscriber acquisition costs decreased $82.7 million to $102.6 million primarily due to reduced gross subscriber additions this year compared to last year and to the gross commissions and subsidies we incurred in 2001 under the seamless marketing agreement with DIRECTV, Inc. that was in effect during part of that year. We incurred gross commissions and subsidies of $80.3 million in 2002 compared to $143.2 million in 2001. Of the amount incurred in 2001, $41.7 million was incurred under the seamless marketing agreement. That agreement was terminated in July 2001 and is the subject of litigation. (See
ITEM 3. Legal Proceedings -DIRECTV Litigation for information regarding this litigation.)

         Deferred subscriber acquisition costs increased $11.7 million to $31.1 million primarily due to a greater number of the subscription plans sold in 2002 containing provisions, as described above, that enabled us to defer costs, whereas for 2001, plans with such provisions principally commenced in the third quarter 2001. Capitalized subscriber acquisition costs increased $6.2 million to $27.0 million primarily due to a greater number of plans in place in 2002 than 2001 under which equipment was eligible to be capitalized.

         Primarily as a result of the reduced subscriber additions and increased amounts deferred and capitalized noted above, expensed subscriber acquisition costs decreased $100.6 million to $44.5 million. Also contributing to the decrease in advertising and selling expenses was a reduction in advertising expenses of $10.2 million primarily due to a focused cost reduction initiative. Amounts we expend for advertising are discretionary.

         General and administrative expenses decreased $8.9 million to $27.3 million primarily due to a decrease in telephone expenses of $2.7 million from a renegotiation of a contract for such services and a decrease of $6.2 million as a result of broad based cost reduction efforts that we undertook in 2002 that included work force reductions.

         Depreciation and amortization decreased $89.0 million to $168.6 million primarily due to our adoption in first quarter 2002 of Statement of Financial Accounting Standards ("FAS") No. 142 "Goodwill and Other Intangible Assets" in its entirety on January 1, 2002. In accordance with FAS 142, we reassessed the estimated lives of our intangible assets. We believe that the estimated remaining useful lives of our direct broadcast satellite rights assets should be based on the estimated useful lives of the satellites at the 101(Degree) west longitude orbital location available to provide DIRECTV, Inc. services under the NRTC/DIRECTV, Inc. contract. The contract sets forth the terms and conditions under which the lives of those satellites are deemed to expire, based on fuel levels and transponder functionality. We estimate that the useful life of the DIRECTV, Inc. satellite resources provided under the contract (without regard to renewal rights) expires in November 2016. Because the cash flows for all of our direct broadcast satellite rights assets emanate from the same source, we believe that it is appropriate for all of the estimated useful lives of our direct broadcast satellite rights assets to end at the same time. Prior to the adoption of FAS 142, our direct broadcast satellite rights assets had estimated useful lives of 10 years from the date we obtained the rights. Linking the lives of our direct broadcast satellite rights assets in such fashion extended the amortization period for the unamortized carrying amount of the assets to remaining lives of approximately 15 years from January 1, 2002. As a result of the change in useful life, amortization expense for direct broadcast satellite rights was $110.5 million in 2002 compared to $236.7 million in 2001. The lives of our direct broadcast satellite rights are subject to litigation. (See ITEM 3. Legal Proceedings - DIRECTV Litigation for information regarding this litigation.)

         Included in depreciation and amortization was aggregate depreciation and amortization of promotions and incentives costs capitalized or deferred and advertising and selling costs deferred of $46.8 million and $9.6 million for 2002 and 2001, respectively. The difference is due to the increased amount of costs deferred and capitalized in the current year, as discussed above.

Other Statement of Operations and Comprehensive Loss Items

         Other operating expenses for 2002 of $26.4 million and 2001 of $30.2 million included expenses associated with our litigation with DIRECTV, Inc. of $12.4 million and $21.4 million, respectively. (See ITEM 3. Legal

Proceedings--DIRECTV Litigation for information regarding this litigation.) Other changes within other operating expenses were primarily due to the aggregate of incentive compensation and severances of $9.0 million for 2002 compared to the aggregate of $5.2 million for 2001, and aggregate asset write offs and impairments of $3.8 million for 2002.

         Interest expense increased $11.8 million to $148.0 million primarily due to: 1) $18.9 million for Pegasus Satellite's 11-1/4% notes issued in December 2001; 2) $2.9 million for Pegasus Satellite's note payable to Pegasus Communications issued in June 2002; 3) increased interest of $2.3 million incurred in 2002 with respect to Pegasus Media's swap instruments; and 4) $1.1 million for incremental accretion of the discount on Pegasus Satellite's 13-1/2% senior discount notes. These increases in interest expense were offset in part by $14.1 million of lower variable rate interest incurred in 2002 under Pegasus Media's credit facility. With respect to interest expense we incurred on our variable rate debt borrowings in 2002, we benefited from lower interest rates available throughout the year as well as a lesser average amount of debt outstanding compared to 2001. Our average amount of variable rate debt outstanding during 2002 was $309.9 million compared to $399.6 million in 2001. The weighted average interest rate, including applicable margins but excluding the effects of interest rate hedging instruments, incurred on variable rate debt in 2002 was 5.46% compared to 7.61% in 2001. Short term interest rates in general declined throughout 2002 in response to the Federal Reserve's continuing attempt that was initiated in 2001 to stimulate the economy by reducing interest rates. Such interest rate reductions in general meant that continually declining market rates of interest were available to us in 2002 relative to 2001. Borrowings under Pegasus Media's credit facility are subject to short term interest rates, principally LIBOR, that vary with market conditions. However, a portion of this interest has been fixed in connection with Pegasus Media's swap instruments. Under the swaps, we pay fixed rate interest to the counter parties to the contracts at the rates specified in the contracts. In exchange, the counter parties pay variable LIBOR interest rates to us as specified in the contracts. The purpose of the swaps is to protect us from an increase in market LIBOR rates above the contracted fixed rates. The applicable LIBOR rates were less than the related fixed swap rates for all of 2002 and 2001, resulting in additional interest expense of $3.6 million in 2002 and $1.3 million in 2001. The LIBOR rates in 2002 were lower than the LIBOR rates in 2001, resulting in the additional interest for the swaps in 2002. The additional interest incurred by the swaps in both years had the effect of adding 117 and 34 basis points to our aggregate combined weighted average variable interest rate associated with amounts outstanding under the credit facility for 2002 and 2001, respectively.

          Interest income decreased by $4.3 million to $566 thousand due to reduced cash amounts available for earning interest income and much lower interest rates available during 2002 compared to 2001. Our average monthly cash balances available to earn interest income were $36.8 million and $99.3 million for 2002 and 2001, respectively, and the average monthly interest rate available on such balances was 1.57% and 4.96% for 2002 and 2001, respectively.

         During 2002, we determined that our sole investment in the equity securities of another company had incurred an other than temporary decline in market value to zero. Accordingly, we wrote down the carrying amount of our investment to zero and charged earnings in the amount of $3.3 million for the impairment loss realized. In connection with the realization of this impairment, we reclassified $3.9 million, inclusive of accumulated income tax expense of $616 thousand, from other comprehensive (loss) income in recognition of the previously accumulated net unrealized losses. We recorded an impairment loss of $34.2 million on this investment in 2001, and reclassified $21.2 million, net of income tax of $13.0 million, in recognition of the previously accumulated net unrealized losses at that time.

         We had other nonoperating income of $19.5 million in 2002 compared to other nonoperating expense of $8.3 million in 2001. This difference was primarily due to a net gain of $16.7 million on the retirement of debt recorded in 2002 compared to a loss of $2.9 million on the retirement of debt in 2001 and the changes in the fair values of our interest rate financial instruments, with a net increase in the fair values in 2002 that resulted in a gain of $3.0 million compared to a net decrease in the fair values in 2001 that resulted in a loss of $4.2 million.

         The income tax benefit on the loss from continuing operations decreased $87.2 million to $29.6 million due to a reduced amount of pretax losses in the current year and the effect of a valuation allowance of $22.9 million recorded against the deferred income tax asset balance existing at December 31, 2002 in the same amount. The valuation allowance was a charge to income taxes on the loss from continuing operations. We felt a valuation allowance was necessary at December 31, 2002 because, based on our history of losses, it was more likely than not that the benefits of this tax asset balance would not be realized. The effect of the valuation allowance lowered our effective income tax rate on continuing operations to 22.1% from that for 2001 of 29.9%.

         For discontinued operations, we had a net loss of $5.3 million for 2002 and a net loss of $10.9 million, net of income tax benefit of $6.7 million, for 2001. Discontinued operations consisted of a broadcast television station located in Mobile, Alabama and two stations located in Mississippi, and our Pegasus Express business that we ceased in 2002. We completed the sale of three broadcast television stations in two separate transactions in 2003. Aggregate revenues for and pretax loss from discontinued operations were as follows (in thousands):

                                      2002              2001
                                 ---------------    -------------
Revenues                            $ 8,325            $ 7,861
Pretax loss                          (5,292)           (17,544)

Liquidity and Capital Resources

         We had cash and cash equivalents on hand at December 31, 2003 of $27.0 million compared to $13.0 million at December 31, 2002. The changes in cash for 2003 and 2002 are discussed below in terms of the amounts shown on our statement of cash flows.

         Net cash provided by operating activities was $30.2 million and $45.5 million for 2003 and 2002, respectively, with net cash used for operating activities in 2001 of $141.9 million. We believe that the net cash flows provided by operating activities for 2003 and 2002 were reflective of our strategy for our direct broadcast satellite business, as described above, when compared to 2001. The principal item that contributed to the decrease in cash provided by operating activities for 2003 compared to 2002 was a net increase in cash interest paid in 2003 of $7.8 million to $118.8 million primarily due to the timing of interest payments associated with Pegasus Satellite's 11-1/4% notes resulting in increased cash interest paid in 2003. Interest on the 11-1/4% notes is payable semiannually in January and July. These notes were first issued in December 2001 with the first interest payment due July 2002. The remainder of the decrease in cash provided by operating activities for 2003 compared to 2002 was primarily due to cash received from sales of equipment inventories in 2002 of $4.3 million, cash received from the sale of subscribers for the discontinued Pegasus Express business in 2002 of $1.2 million, and cash patronage received in 2003 being $2.9 million less than the amount received in 2002. The principal reasons for the change between 2002 and 2001 were: 1) increased level of direct broadcast satellite revenues and improved collections on direct broadcast satellite accounts receivable due to a higher quality subscriber base in place in 2002; 2) much less subscriber acquisition costs incurred in 2002 primarily due to reduced gross subscriber additions in the current year and commissions and subsidies incurred in 2001 under the seamless marketing agreement with DIRECTV, Inc. that was in effect during part of that year; 3) a lower level of other subscriber related expenses and general and administrative expenses achieved by cost reduction measures in place during 2002; and 4) taxes paid in 2001 with respect to the 2000 sale of our cable operations. These decreases were offset in part by incremental direct broadcast satellite programming expenses incurred in 2002.

         Net cash was used for investing activities in 2003, 2002, and 2001 of $7.6 million, $30.7 million, and $55.6, respectively. The investing activities for 2003 primarily reflect cash received of $21.6 million from sales of three broadcast television stations, cash utilized for direct broadcast satellite receiver equipment capitalized of $21.5 million, and purchases of shares of Pegasus Communications' Class A common stock aggregating $6.0 million. The 2002 period primarily consisted of cash utilized for direct broadcast satellite receiver equipment capitalized of $26.4 million, other capital expenditures of $3.3 million, and purchases of shares of Pegasus Communications' Class A common stock aggregating $1.9 million. Primary investing activities for 2001 were direct broadcast satellite equipment capitalized of $20.8 million, other capital expenditures of $21.9 million primarily for a new call center and capital improvements to existing buildings, and purchases of intangible assets of $11.9 million, consisting of additional guard band licenses and costs incurred to acquire and convert subscribers of a cable system to our DIRECTV services. The guard band licenses were subsequently transferred to a subsidiary of Pegasus Communications.

         Net cash was used for financing activities in 2003 and 2002 of $8.6 million and $146.1 million, respectively, and net cash was provided by financing activities in 2001 of $127.4 million. We received proceeds of $395.5 million from new borrowings in 2003. The primary expenditures for financing activities for 2003 were: 1) repayments on Pegasus Media's term loan facilities of $239.8 million; 2) redemption of all of the outstanding principal of Pegasus Media's 12-1/2% notes due July 2005 of $67.9 million; 3) debt financing costs of $17.6 million incurred with respect to financing activities during the year; and 4) repayment of $18.1 million of outstanding principal on the note payable to Pegasus Communications. Additionally, Pegasus Media placed $60.1 million as collateral for a letter of credit facility that is restricted cash to us. Primary financing activities for 2002 were cash distributions to Pegasus Communications of $148.8 million, repayment of amounts outstanding under Pegasus Media's revolving credit facility of $80.0 million, and purchases of our outstanding notes of $25.5 million. Net cash used for financing activities was offset in part by $60.1 million borrowed under term loans, net of repayments of $3.1 million, and $53.8 million borrowed from Pegasus Communications, net of repayments of $58.5 million. Primary financing activities in 2001 were proceeds from a note issuance of $175.0 million, less repayment of term loans of $37.8 million and incurrence of debt financing costs of $9.4 million.

         We project that our capital expenditures for 2004 will be approximately $17 million, of which approximately $15 million will be for capitalized equipment for the direct broadcast satellite business.

         We amended a contract for call center services in 2003 that was to be terminated by us in 2003. The fee of $4.5 million we were to incur with respect to the termination of the contract was eliminated by the amendment. Additionally, the amended agreement does not require any minimum annual payments. We also amended our contract for telecommunications services, which among other things, removed the minimum annual commitment payments associated with the contract.

         As noted above under Results of Operations, a series of exchanges were completed in which Pegasus Satellite issued an aggregate of $165.9 million principal amount of 11-1/4% notes due January 2010 in exchange for $168.1 million principal amount of various series of our outstanding notes. The principal effect of these exchanges was to extend the maturity of $165.9 million of principal outstanding to 2010. As a result of the exchanges, we experienced a net reduction in cash interest paid of $2.3 million in 2003. Excluding the exchanges for the 13-1/2% notes, the effect of the exchanges on cash interest to be paid in 2004 will not be significant. However, the aggregate annual net effect on cash interest to be paid thereafter will increase incrementally, after giving effect to what would have been the maturity date of each respective note previously outstanding received in the exchanges and the interest associated with the principal amount of the 11-1/4% notes issued in their place, for as long as the 11-1/4% notes remain outstanding. With respect to the exchanges involving the 13-1/2% notes, we will experience a net increase in cash interest paid in 2004 of $1.3 million, principally due to two interest payments due on the 11-1/4% notes and only one interest payment that would have been due on the 13-1/2% notes. For 2005 through what would have been the maturity date in 2007 of the 13-1/2% notes exchanged, we will experience a net reduction in annual cash interest paid in excess of $900 thousand. Thereafter, annual cash interest paid will increase for the interest associated with the 11-1/4% notes for as long as these notes remain outstanding.

         In August 2003, Pegasus Satellite borrowed all of the $100.0 million available under a new term loan agreement. The rate of interest on outstanding principal is 12.5%. Interest accrues quarterly, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to the full compounded rate of interest of 12.5%. All unpaid principal and interest is due August 1, 2009. Principal may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. A portion of the proceeds were used to redeem in September 2003 all of the $67.9 million principal outstanding for Pegasus Media's 12-1/2% senior subordinated notes due July 2005.

         Pegasus Media entered into a new letter of credit facility with a bank that became effective August 1, 2003. We pay an annual fee of 1.75% prorated quarterly of the amount of letters of credit outstanding for this facility. Outstanding letters of credit are collateralized by cash in an amount equal to 105% of the letters of credit outstanding. The aggregate amount of letters of credit outstanding under this facility at December 31, 2003 was $59.0 million.

         In October 2003, Pegasus Media amended and restated its credit agreement. Among other things, this amendment created a new $300.0 million Tranche D term loan facility. Pegasus Media borrowed the full $300.0 million, less a discount of 1.5%, or $4.5 million, for net proceeds of $295.5 million. A portion of the proceeds was used to repay an aggregate of $235.0 million of initial and incremental term loan principal outstanding under the credit agreement scheduled for repayment in 2004 and 2005 and to repay the entire amount outstanding under a revolving credit facility formerly in place under the credit agreement of $52.0 million. Outstanding principal is required to be repaid quarterly at .25%, or $750 thousand, of the total facility amount commencing December 31, 2003, with the balance and any accrued and unpaid interest due at the maturity of the facility of July 31, 2006. We may elect an interest rate for outstanding principal on Tranche D loans of either 1) 7.00% plus the greater of (i) the LIBOR rate and (ii) 2.0% or 2) the prime rate plus 6.00%. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Outstanding principal of the Tranche D loans is not permitted to be repaid until all amounts for the initial and incremental term loans are paid in full. Thereafter, principal of the Tranche D loans may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 3% in the first year, 2% in the second year, and 1% in the third year. Principal repaid may not be reborrowed. Additionally, the above amendment amended certain covenants within the agreement and terminated the revolving credit facility under the credit agreement and all commitments and letters of credit related thereto.

         In December 2003, Pegasus Media entered into a new revolving credit facility with an aggregate commitment of $20.0 million that expires July 31, 2006. However, availability under the new revolving credit facility is limited, such that the aggregate amount of debt outstanding under this facility and Pegasus Media's credit agreement cannot exceed $410.0 million through July 31, 2005 and $250.0 million thereafter. Amounts available to be borrowed under the revolving credit facility are reduced by amounts outstanding for letters of credit issued under the facility. Borrowed amounts repaid may be reborrowed. At December 31, 2003, the amount available to be borrowed under the revolving credit facility was $17.5 million. We may elect an interest rate for outstanding principal under this facility at either 1) 7.00% plus the greater of (i) the LIBOR rate and (ii) 2.0% or 2) the base rate plus 6.00%. The base rate is the higher of the Federal funds rate plus 1% or the prime rate. Interest on outstanding principal borrowed under the Federal funds rate or prime rate is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Any aggregate commitment amount in excess of the outstanding principal borrowed and letters of credit under this facility is subject to a commitment fee at an annual rate of 1.50% payable quarterly.

         The following table displays payments for our contractual obligations outstanding at December 31, 2003 (in thousands). It represents contracts and commitments with initial terms in excess of one year, and excludes accounts payable and accrued expenses incurred during the normal course of business that generally have terms of less than one year.

                                                                 Payments due by period
                                                           Less than                                        More than
Contractual Obligations                     Total           1 year           1-3 Years       3-5 Years       5 Years
-----------------------------------       ----------       ---------         ---------       ---------      ---------
Long term debt                            $1,484,596         $3,025          $746,092        $247,311        $488,168
Redeemable preferred stock                   224,354              -                 -         224,354               -
Operating leases                              14,961          3,906             6,691           2,730           1,634
Broadcast programming rights                  14,572          3,899             5,953           2,258           2,462
                                          ----------        -------          --------        --------        --------
     Total                                $1,738,483        $10,830          $758,736        $476,653        $492,264
                                          ==========        =======          ========        ========        ========

Long term debt is presented in the table based on principal amounts outstanding at December 31, 2003. Redeemable preferred stock in the table represents the 12-3/4% series because the stock is mandatorily redeemable at a scheduled date. The amount includes the series' liquidation preference value at December 31, 2003 of $184.0 million plus dividends in arrears for the series on that date of $35.2 million and accrued interest thereon of $5.2 million. The dividends in arrears and interest thereon were included and assumed to be payable on the redemption date of the series because they are required to be paid no later than the redemption date and their payment prior to that date is at our discretion. We had no capital lease obligations at December 31, 2003. In January 2004, the due date of Pegasus Satellite's note payable to Pegasus Communications with outstanding principal at December 31, 2003 of $45.7 million was extended from June 2005 to June 2007.

         As permitted by the certificate of designation for 12-3/4% series preferred stock, the board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. The board of directors has not declared any of the scheduled semiannual dividends for this series since January 1, 2002. Dividends in arrears at December 31, 2003 were $35.2 million, with interest thereon of $5.2 million. Of these amounts, $17.6 million and $2.6 million, respectively, were payable to Pegasus Communications on account of the 92,156 shares of the 12-3/4% preferred stock held by Pegasus Communications. An additional $11.7 million of dividends payable on January 1, 2004 were not declared or paid and became in arrears on that date, of which $5.9 million was payable to Pegasus Communications. Dividends not declared accumulate in arrears and incur interest at a rate of 14.75% per year until paid.

         In February 2004, we exercised an option to acquire from a related party a broadcast television station serving Portland, Maine for approximately $3.8 million. It is anticipated that the sale of the station to us will result in the release of approximately $4.0 million of our cash that collateralizes bank loans of the related party from which we purchased the station. In February 2004, the FCC preliminarily granted a new, digital only, full power construction permit to this same related party for a broadcast television station licensed to Hammond, Louisiana and to be located in the New Orleans DMA. We expect this approval to become final in April 2004, at which time we intend to exercise our option to acquire the construction permit. The option price for the construction permit is estimated to be $1.5 million and will further reduce, to the extent outstanding, our cash that collateralizes bank loans of the related party from which we purchased the permit. In March 2004, we exercised an option to acquire from this same related party a broadcast television station in Scranton, Pennsylvania for approximately $2.0 million. The amount paid by us will further reduce, to the extent outstanding, our cash that collateralizes bank loans of the related party from which we purchased the station.

         In February 2004, Pegasus Media and its lenders entered into an amendment to its credit facility. The amendment, among other things, allows us to incur additional senior secured debt such that we and Pegasus Media can have total senior secured debt of up to $650.0 million.

         On a consolidated basis, we are highly leveraged. At December 31, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and redeemable preferred stock outstanding, including associated accrued and unpaid dividends considered to be interest, of $1.7 billion. We dedicate a substantial portion of cash to pay amounts associated with debt. In 2003, 2002, and 2001, we paid interest of $118.8 million, $111.0 million, and $113.2 million, respectively. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, the business strategies of DIRECTV, Inc. and the NRTC, equipment strategies, technological developments, levels of programming costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could adversely impact us.

         At this time, we believe that our capital resources and liquidity are sufficient to meet our contractual obligations for at least the next 18 to 21 months. We may seek to issue new debt and/or equity securities, refinance existing debt and/or preferred stock outstanding, continue to extend maturities of existing debt by issuing debt with later maturities in exchange for debt with nearer maturities, like the exchanges discussed above, or secure some other form of financing in meeting our longer term needs. Our financing options and opportunities will be impacted by general and industry specific economic and capital market conditions over which we have no control, as well as the outcome of our litigation with DIRECTV, Inc.

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

New Accounting Pronouncements

         Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was originally issued by the Financial Accounting Standards Board ("FASB") in January 2003 and was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities that are not considered to be special-purpose entities, as defined, the FASB has deferred the effective date for applying the provisions of FIN 46 to the end of the first reporting period ending after March 15, 2004 for public entities that are not small business issuers.

         We believe that it is reasonably possible that Pegasus Satellite will initially consolidate or disclose information about the following variable interest entities upon the implementation of FIN 46.

KB Prime Media Companies

         We entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon, our and Pegasus Communications' chairman of the board of directors and chief executive officer, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement, as later amended and modified, we agreed to provide and maintain collateral for the principal amount of bank loans to Mr. Butcher, his affiliated entities, and the minority owner. Mr. Butcher and the minority owner are required to lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher (the "KB Prime Media Companies") for the acquisition of broadcast television stations to be programmed by us pursuant to local marketing agreements or for which we have the right to sell all of the advertising time pursuant to sales agreements. Under the 1998 agreement, as amended, the KB Prime Media Companies granted us an option to purchase all of its broadcast station licenses, permits, and/or assets, in whole or in part, if and when permitted by applicable FCC rules and regulations. The option price is based upon the cost attributed to an asset, plus compound interest at 12% per year. The arrangement with Mr. Butcher permits us to realize the benefit or cost savings for programming and collecting revenues from two or more stations in a television market where the FCC's ownership rules would otherwise prohibit outright ownership.

         Pursuant to these arrangements, at December 31, 2003, we had $6.6 million of cash being used to collateralize the bank loans. The KB Prime Media Companies are required to repay the bank loans with proceeds received from the disposition of assets.

         We and KB Prime Media Companies amended the 1998 agreement effective February 1, 2004 to, among other things, (i) decrease the annual interest rate from 12% to a rate equal to the borrowing interest rate of the KB Prime Media Companies (2.6% as of December 31, 2003) plus 3% and (ii) limit the amount of corporate expenses that would be reimbursed.

         The KB Prime Media Companies' assets and its operations that are not subject to local marketing agreements are not significant to Pegasus Satellite. At December 31, 2003, Pegasus Satellite's maximum exposure to loss as a result of its involvement with the KB Prime Media Companies is $6.6 million, representing the collateral provided with respect to the KB Prime Media Companies' bank loans.

Pegasus Communications

         Pegasus Satellite has acquired from unaffiliated parties 657,604 shares of Pegasus Communications' Class A common stock. At December 31, 2003, the carrying amount of the shares was $8.0 million.

         In addition to its investment in Pegasus Satellite, Pegasus Communications and its subsidiaries other than Pegasus Satellite hold two Ka band satellite licenses granted by the FCC, hold intellectual property rights licensed from Personalized Media Communications L.L.C., hold FCC licenses to provide terrestrial communications services in the 700 MHZ spectrum, are developing a business to provide broadband internet access in rural areas, and provide management services to Pegasus Satellite. At December 31, 2003, the carrying value of the foregoing licenses and intellectual property held by subsidiaries of Pegasus Communications other than Pegasus Satellite was $158.5 million. At December 31, 2003, Pegasus Communications and its subsidiaries other than Pegasus Satellite also held $55.9 million of cash, had a note receivable from Pegasus Satellite with a balance of $45.7 million and owned an aggregate of $115.7 million of redeemable preferred stock and related dividends outstanding at Pegasus Satellite.

         At December 31, 2003, Pegasus Satellite's maximum exposure to loss as a result of its investment in Pegasus Communications is $8.0 million, representing the carrying amount of the shares of Class A common stock of Pegasus Communications.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because of our high leverage and need from time to time to refinance our borrowings or seek new or additional sources of funding, our principal market risk is exposure to market rates of interest. Although we manage our overall debt service on a continual basis, our principal exposure has been variable rates of interest associated with borrowings under our credit facilities, consisting of revolving credit and term loans. Market variable rates of interest have declined over the last eight quarters, reaching historic lows in 2003. Commencing in the second quarter 2003, we focused our attention to extending maturities of our debt.

         The following tables summarize our market risks associated with debt, redeemable preferred stock that has a specified redemption date, and interest rate financial instruments outstanding at December 31, 2003 and 2002, as applicable. For debt and redeemable preferred stock, the tables display future cash flows for periodic payments and maturities of principal of debt and the scheduled redemption of the liquidation preference value for preferred stock based on amounts outstanding at December 31, 2003 and 2002, as applicable. The percentage rate indicated within each year for debt and redeemable preferred stock represents the applicable weighted average interest or dividend rate associated with payments, maturities, and/or redemption, as the case may be, occurring in that year. Because of their variable and unpredictable nature, the interest rate specified for variable rate debt for each year is based on the actual weighted average rate in effect at December 31, 2003 and 2002, as applicable, adjusted for payments and maturities that occur in each subsequent year within the tables. For interest rate financial instruments, the tables reflect the year in which the contracts related to the notional amounts terminate and the weighted average rate of interest associated with the terminating contracts. The notional amounts of the swaps and caps are used to measure interest to be paid or received. We do not pay or receive any cash for the notional amounts when the contracts terminate.

         Not all of our preferred stock and debt are traded. Fair values of our preferred stock, notes, and certain term loans were based on the latest available determinable trade prices for those that have trading activity and an estimate of trade prices based on our comparable instruments for those that do not have trading activity. Other debt included in the table was not significant and its fair value was assumed to be equal to its carrying amount. Fair values of the swaps and caps were based on the estimated amounts to settle the contracts assuming they were terminated at December 31, 2003 and 2002, as applicable.

Market Risks at December 31, 2003
---------------------------------
(dollars in                                                                                                                 Fair
thousands)                2004           2005          2006          2007          2008        Thereafter      Total        Value
                          ----           ----          ----          ----          ----        ----------      -----        -----
Debt:
   Fixed rate              $25        $81,591      $229,260      $247,311                       $488,168    $1,046,355    $964,620
   Average
   interest rate          6.75%          9.63%        11.56%        13.02%                         11.63%
   Variable rate        $3,000       $141,991      $293,250                                                   $438,241    $436,358
   Average
   interest rate          9.00%          5.04%         9.00%
Redeemable
preferred
stock                                                                           $230,893                      $230,893    $211,705
Average
dividend
rate                                                                               12.75%
Caps notional
amount                                $31,600                                                                  $31,600         $12
Average
contract rate                            6.50%

Market Risks at December 31, 2002
---------------------------------
(dollars in                                                                                                                 Fair
thousands)                2003           2004          2005          2006          2007        Thereafter      Total        Value
                          ----           ----          ----          ----          ----        ----------      -----        -----
Debt:
   Fixed rate           $2,249           $425      $182,895      $295,000      $316,245         $175,000      $971,814    $523,746
   Average
   interest rate          6.55%          4.73%        10.69%        11.49%        13.01%           11.25%
   Variable rate        $3,382       $155,138      $229,071                                                   $387,591    $387,591
   Average
   interest rate          5.31%          5.31%         5.56%
Redeemable
preferred
stock                                                                          $207,435                       $207,435     $59,199
Average
dividend
rate                                                                              12.75%
Swaps notional
amount                 $72,114                                                                                 $72,114     $(1,269)
Average
pay
rate                      7.19%
Caps notional
amount                 $67,886                      $31,600                                                    $99,486         $71
Average
contract rate             9.00%                        6.50%

Since the redeemable preferred stock is cumulative, the amounts presented include dividends accrued of $46.9 million and $23.5 million at December 31, 2003 and 2002, respectively. In January 2004, the due date of Pegasus Satellite's note payable to Pegasus Communications with outstanding principal at December 31, 2003 of $45.7 million was extended from June 2005 to June 2007.

         In 2003, Pegasus Media borrowed $300.0 million due in 2006 at a rate of interest subject to the greater of the applicable variable rate of interest or 2.00% plus a margin of 7.00%. The applicable rate for this loan at December 31, 2003 was 9.00%. Also in 2003, Pegasus Satellite borrowed $100.0 million due in 2009 at a fixed rate of interest of 12.5%. Of the amount of interest incurred on this loan, 52% is capitalized quarterly as principal over the term of the loan, and is subject to the full compounded rate of interest of 12.5%. During 2003, Pegasus Satellite completed a series of exchanges in which we issued an aggregate of $165.9 million principal amount of 11-1/4% notes due January 2010 in exchange for $168.1 million principal amount of our outstanding notes, consisting of $33.4 million of 9-5/8% notes due October 2005, $28.9 million of 9-3/4% notes due December 2006, $36.5 million of 12-1/2% notes due August 2007, $36.8 million of 12-3/8% notes due August 2006, and $32.5 million of 13-1/2% notes due March 2007. The principal effect of these exchanges was to extend the maturity of $165.9 million of principal outstanding to 2010.

         Under Pegasus Media's interest rate caps, we receive interest from the counterparties to the contracts when the variable market rates of interest specified in the contracts exceed the contracted interest cap rates. The effects of the caps are recorded as adjustments to our interest expense. Premiums paid by us to enter into these contracts are amortized to interest expense. The aggregate fair values of our caps at December 31, 2003 and 2002 were nominal. The caps have not had any effect on our effective interest rates or the amount of interest incurred during 2003 or 2002.

         We measure Pegasus Media's interest rate financial instruments based on their fair values, and recognize related assets or liabilities as appropriate in the statement of financial position. The fair values of interest rate swaps and caps were determined by the counterparties to the contracts of the respective instruments. The fair values are measured by the amount that the contracts could be settled at on any designated day. No cash is exchanged on these assumed settlements, but we record gains for increases and losses for decreases in the fair values between assumed settlement dates, which occur quarterly. These gains and losses are recorded in the period of change in other nonoperating income and expense, respectively. We recognized a gain of $1.2 million and $3.0 million in 2003 and 2002, respectively, for the net change in the aggregate net fair value of our interest rate financial instruments within those years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth beginning on page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these controls and procedures are effective in their design to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to the management of the registrant, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         Set forth below is information regarding our directors and executive officers. In connection with its acquisition of two companies in 1998 and 2000, Pegasus Communications entered into a voting agreement with certain principal stockholder groups of the acquired companies and with Mr. Pagon. Under the voting agreement, which has since been amended, Messrs. Pagon, Lodge, Benbow, Verdecchio, and Verlin have been designated as directors to the Pegasus Communications board of directors. Although all of our directors also currently serve on the board of directors of Pegasus Communications, none of our directors is designated pursuant to the voting agreement, which applies solely to the board of Pegasus Communications. All of our executive officers hold the same positions with Pegasus Communications as they do with Pegasus Satellite.

         Marshall W. Pagon has served as our Chairman of the Board and Chief Executive Officer since our incorporation. Additionally, Mr. Pagon served as our President from our incorporation to December 2001 and served as our Treasurer from incorporation to June 1997. From 1991 to October 1994, when the assets of our various affiliates, principally limited partnerships that owned and operated our television and cable operations, were transferred to subsidiaries of Pegasus Media, entities controlled by Mr. Pagon served as the general partner of these partnerships and conducted our business. Mr. Pagon's background includes over 20 years of experience in the media and communications industry. Mr. Pagon is 48 years old.

         Ted S. Lodge has been a director of our company since May 5, 2000 and has served as our President, Chief Operating Officer and Counsel since December 2001. Mr. Lodge served as our Senior Vice President, Chief Administrative Officer, General Counsel and Assistant Secretary beginning on July 1, 1996. In June 1997, Mr. Lodge became our Secretary, and in July 2000, he became an Executive Vice President. From June 1992 through June 1996, Mr. Lodge practiced law with Lodge & Company, and during that period, was engaged by our company as our outside legal counsel in connection with various matters. Mr. Lodge is 47 years old.

         Robert F. Benbow has been a director of our company since May 5, 2000. Mr. Benbow had been a director of Golden Sky Systems, Inc. and its predecessors from February 1997 to May 5, 2000. He is a Vice President of Burr, Egan, Deleage & Co., a private venture capital firm, and a Managing General Partner of Alta Communications, Inc., a private venture capital firm. Prior to joining Burr, Egan, Deleage & Co. in 1990, Mr. Benbow spent 22 years with the Bank of New England N.A., where he was a Senior Vice President responsible for special industries lending in the areas of media, project finance and energy. Mr. Benbow is 68 years old.

         Robert N. Verdecchio has been a director of our company since December 18, 1997. He served as our Senior Vice President, Chief Financial Officer and Assistant Secretary from our inception to March 22, 2000 and as our Treasurer from June 1997 until March 22, 2000. He has also performed similar functions for affiliates and predecessors in interest from 1990 to March 22, 2000. Mr. Verdecchio is a certified public accountant and has over 15 years of experience in the media and communications industry. He is now a private investor. Mr. Verdecchio is 47 years old.

         Joseph W. Pooler, Jr. has served as our Chief Financial Officer since January 1, 2004. Mr. Pooler served as Senior Vice President of Finance between February 2003 and January 2004 and as our Vice President of Finance and Controller from January 2001 until February 2003. Mr. Pooler also served as Vice

President and Controller of Pegasus Satellite Television from December 1999 through January 2001. Prior to joining our company, from January 1997 to December 1999, Mr. Pooler served as Corporate Controller of MEDIQ, Incorporated. Between 1993 and 1997, Mr. Pooler held various other positions with MEDIQ, Incorporated, including Director of Operations and Director of Sales Support. Mr. Pooler is a certified public accountant. Mr. Pooler is 38 years old.

         Howard E. Verlin has served as Executive Vice President of our Company since July 1, 2000. Mr. Verlin served as Assistant Secretary of our company until June 2000 and supervised our cable operations until the sale of our last cable system in September 2000. Mr. Verlin has served similar functions with respect to our predecessors in interest and affiliates since 1987 and has over 20 years of experience in the media and communications industry. Mr. Verlin is 42 years old.

         Scott A. Blank currently serves as Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary of our company. Mr. Blank served as Assistant General Counsel from January 1999 to January 2000 and as Vice President of Legal and Corporate Affairs from January 2000 to May 2001. Mr. Blank began serving as Senior Vice President of Legal and Corporate Affairs in June 2001 and as General Counsel and Secretary in December 2001. Mr. Blank had been an Assistant Secretary of our company from January 1999 to December 2001. Prior to joining our company, Mr. Blank was an attorney at the Philadelphia, Pennsylvania law firm of Drinker Biddle & Reath LLP from November 1993 to January 1999. Mr. Blank is 43 years old.

         John K. Hane has served as Senior Vice President of Business Development of our company since April 2001, and is involved with our advance Ka multimedia satellite system design and procurement. Prior to April 2001, Mr. Hane served as Senior Vice President of Pegasus Development from July 1999 through December 2000, and then as Vice President, Space Development from January 2001 to April 2001. Mr. Hane is the founder of Highcast Network, Inc. ("Highcast"), a developmental stage broadcast network that enables local television stations to insert local advertising and station promotions into digital signals, and has served as President and CEO of Highcast from March 1999 until the present. Pegasus Development holds a minority stake in Highcast and has the possibility of assuming a majority equity and voting position in Highcast. Prior to founding Highcast, Mr. Hane was Director of Regulatory Affairs for Lockheed Martin's commercial satellite service subsidiary, Lockheed Martin Telecommunications, where he was responsible for regulatory matters, and for assisting in the development of specifications and applications for several proposed satellite systems. From September 1995 through January 1997, Mr. Hane served as Vice President of Governmental Affairs for New World Television. Mr. Hane is 44 years old.

         Karen M. Heisler has served as Senior Vice President of Human Resources and Administrative Services of our company since April 2001. Prior to April 2001, Ms. Heisler served as Vice President of Human Resources after joining our company in January 2001. From August 1999 through September 2000, Ms. Heisler was Vice President of Learning and Development for Comcast Cable's Comcast University, where she was responsible for employee training and development. Prior to this position, from November 1998 through August 1999, she was Senior Vice President of Human Resources at Comcast Cellular Communications. Prior to November 1998, Ms. Heisler spent approximately 13 years with Episcopal Hospital Systems. Ms. Heisler is 44 years old.

         Rory J. Lindgren has served as Executive Vice President, Operations responsible for Marketing, Direct Sales, Customer Care and Information Technology since February 2003. Mr. Lindgren served as our Senior Vice President, Operations from July 2002 to February 2003. Prior to July 2002, Mr. Lindgren served as Senior Vice President, Customer Relationship Management after joining our Company in April 2001. Prior to joining our Company, Mr. Lindgren served as Senior Vice President Customer Service for Fleet Boston Financial where he was responsible for leading customer care operations. Prior to August

1998, Mr. Lindgren held key management positions at MasterCard International, First Chicago NBD Corporation and American Express. Mr. Lindgren is 47 years old.

Code of Ethics

         We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and chief accounting officer. Our Code of Ethics is posted on our website, at www.pgtv.com, and may be accessed by clicking on "Investor Relations" and then clicking on "Code of Ethics for Senior Officers." We intend to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to, or waiver from, our Code of Ethics by posting such information on our website at the location specified above.

Audit Committee Financial Expert

         We have no audit committee financial expert, as defined under Item 401(h) of Regulation S-K, because we have no audit committee; we are not required to have an audit committee because we do not have listed securities as defined under Rule 10A-3 of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

Incentive Compensation

         Prior to 2001, management employees received incentive compensation based upon year over year increases in divisional cash flow. The additional compensation took the form of awards made pursuant to the Pegasus Communications Restricted Stock Plan. Management employees had the election of receiving awards in the form of restricted stock and/or stock options. Executive officers had the additional option of receiving a portion of their awards in the form of cash to the extent the amount did not exceed one-third of their salary.

         In 2001, in lieu of awards being made pursuant to the Pegasus Communications Restricted Stock Plan, a short-term incentive plan (the "2001 STI Plan"), was established whereby executives and other key employees had the opportunity to receive cash awards based upon the achievement of company wide and individual performance goals. The 2001 STI Plan was designed as a "pay for performance" incentive plan intended to encourage senior management to strive for operational excellence and to increase stockholder value through the attainment of specified performance targets in 2002. One hundred and ten employees participated in the 2001 STI Plan. Although managers received cash awards under the plan, no awards were granted in 2001 to executive officers under the plan.

         In 2002, one of management's primary objectives was to significantly improve consolidated cash flows from operating and investing activities. As a consequence, effective April 1, 2002, Pegasus Communications adopted its 2002 Short-Term Incentive Plan (the "2002 STI Plan") pursuant to which cash bonuses were payable to 126 management employees participating in the 2002 STI Plan based upon the achievement of certain "free cash flow" (as this term is defined in the 2002 STI Plan) targets during calendar year 2002. During 2002, cash used in operating and investing activities decreased by approximately $196 million compared to 2001 for Pegasus Communications, and cash bonuses were paid to all managers and executive officers under the plan.

         In addition to the 2002 STI Plan, the compensation committee of the board of directors of Pegasus Communications also established an incentive program whereby a participating officer would be awarded restricted stock under the Pegasus Communications Restricted Stock Plan based upon the amount of cash bonus earned by the officer under the 2002 STI Plan.

         In 2003, Pegasus Communications adopted its 2003 Short-Term Incentive Plan (the "2003 STI Plan"), which became effective January 1, 2003. Cash bonuses were paid to 142 management employees participating in the 2003 STI Plan based upon the achievement of certain objectives related to increasing "free cash flow" and "pre-marketing cash flow," and significantly improving subscriber quality. In addition, a participating officer was again eligible in 2003 to earn restricted stock under the Pegasus Communications Restricted Stock Plan based upon the amount of cash bonus earned by the officer under the 2003 STI Plan.

Summary Executive Compensation

         The following table sets forth certain information for Pegasus Satellite's last three fiscal years concerning the compensation paid to the Chief Executive Officer and to each of Pegasus Satellite's four most highly compensated officers other than the Chief Executive Officer. Each of these individuals served in the same capacities with Pegasus Communications as they did with Pegasus Satellite.

                                                                Summary Compensation Table

                                                  Annual Compensation
                       ------------------------------------------------------------------------
                                                                          Bonus(1)
                                                             ----------------------------------
                          Principal                               STI              Vested            Other Annual
        Name              Position      Year      Salary      Cash Bonus        Stock Award(3)      Compensation(5)
--------------------   --------------  ------   ----------   ------------      ----------------    -----------------

Marshall W. Pagon...   Chairman and     2003     $475,000      $620,218          $  340,285           $99,085(6)
                       Chief            2002     $475,000      $892,992          $1,123,333           $80,990(6)
                       Executive        2001     $428,846         --             $  174,997           $59,245(6)
                       Officer

Ted S. Lodge........   President,       2003     $350,000      $342,784          $  188,058               --
                       Chief            2002     $358,654      $493,398          $1,675,817(4)            --
                       Operating        2001     $256,538         --             $  112,492               --
                       Officer and
                       Counsel

Howard E. Verlin....   Executive        2003     $250,000      $179,998          $   98,740               --
                       Vice President   2002     $250,000      $268,216          $  364,671               --
                                        2001     $231,538         --             $   66,654               --


Rory J. Lindgren....   Executive        2003     $242,839      $175,579          $   96,334               --
                       Vice President

Scott A. Blank......   Senior Vice      2003     $217,673      $157,150          $   86,216               --
                       President,       2002     $210,000      $276,539(2)       $  294,267               --
                       General          2001     $188,077          --            $   25,803               --
                       Counsel and
                       Secretary

                              Long-Term
                         Compensation Awards
                     ---------------------------



                      Restricted     Securities
                         Stock       Underlying       All Other
        Name           Award(7)       Options      Compensation(10)
-------------------- ------------   ------------  ------------------

Marshall W. Pagon... $  340,256        50,000         $ 12,000(11)
                     $1,189,296(8)     50,000         $201,818(11)
                          --           24,500         $336,804(11)


Ted S. Lodge........ $  188,058        25,000         $ 39,519(12)
                     $  657,552(8)     25,000         $ 35,506(12)
                          --           12,000         $  3,900



Howard E. Verlin.... $   98,740         7,500         $ 12,000
                     $  357,451(8)      5,000         $  4,039
                          --            7,164(9)      $ 10,500


Rory J. Lindgren.... $   96,305        10,000         $ 11,969


Scott A. Blank...... $   86,216         7,500         $  7,247
                     $  301,912(8)      4,999         $  4,458
                     $   87,459         7,500         $  4,306

Notes to Summary Compensation Table

(1) Bonuses to named executive officers consist of (a) a cash award under Pegasus Communications' short term incentive plan and (b) the fair market value of shares of Pegasus Communications' Class A common stock that are vested at the time of award under Pegasus Communications' Restricted Stock Plan (including shares surrendered to discharge withholding tax obligations).
(2) Includes a one time cash bonus of $50,000 in connection with Mr. Blank's appointment as General Counsel of Pegasus Communications and certain of its subsidiaries.
(3) Subject to limitations specified in the Restricted Stock Plan, an executive officer may receive all or a portion of an award under the Restricted Stock Plan in the form of cash, Class A common stock or an option to purchase shares of Class A common stock. The amounts listed in this column reflect the fair market value of shares of Class A common stock that were vested at the time of award under the Restricted Stock Plan and the cash portion of the 2002 restricted stock award that was paid for the payment of taxes on the awards. In addition, for fiscal year 2001, the amounts included reflect the cash portion of discretionary awards awarded to Messrs. Lodge and Verlin under the Restricted Stock Plan. The portion of an award under the Restricted Stock Plan that was restricted at the time of grant is reported under the Restricted Stock Award column, as described in note 7 below. The portion of an award received as options to purchase shares of Class A common stock is reported under the Securities Underlying Options column, as described in note 9 below.
(4) Of the amount listed for Mr. Lodge in fiscal year 2002, $1,005,000 represents compensation in the form of fully vested restricted stock of Pegasus Communications granted to Mr. Lodge in February 2002 under the Restricted Stock Plan in connection with Mr. Lodge's appointment as President and Chief Operating Officer of Pegasus Communications and certain of its subsidiaries.
(5) No named executive officer received a perquisite or other personal benefit in excess of the lesser of $50,000 or 10% of such individual's salary plus annual bonus, except as set forth in note 6 below.
(6) Represents the value of benefits received by Mr. Pagon related to his use of a business aircraft in which Pegasus Communications has a fractional ownership interest.
(7) The included amounts represent the fair market value of the restricted portion of stock awards received under the Restricted Stock Plan. Awards for 2001 under the Restricted Stock Plan vest based upon years of service with Pegasus Communications or its subsidiaries from the date of initial employment. These shares vest 34% after two years of employment, an additional 33% after three years of employment and the remaining 33% vest upon four years of employment. As a consequence, awards to Messrs. Pagon, Lodge, and Verlin for 2001 of 680 shares, 146 shares, and 130 shares, respectively, were fully vested at the time of their award. For 2001, Mr. Blank received 508 shares in three separate awards, two of which were 34% vested and one which had not yet vested at the time of award. All 508 shares awarded to Mr. Blank for 2001 had fully vested as of December 31, 2003.

     For 2002 and 2003, our executive officers received restricted stock awards pursuant to a long term incentive program established for the 2002 and 2003 fiscal year. These awards were based upon the total cash bonus earned by each executive officer in 2002 and 2003 under the STI Plans. The number of shares awarded was derived by dividing the total amount of the STI cash bonus received by each executive officer by the market price of Pegasus Communications' Class A common stock on the date that the award was approved by Pegasus Communications' Compensation Committee. For the 2002 awards, executive officers were given up to 40% of the vested portion of the grant in cash for the sole purpose of satisfying their tax obligations. This cash portion of the 2002 award is reported under the Bonus--Vested Stock Award column and is discussed in note 3 above. For the unvested portion of the 2002 award, rather than awarding up to 40% in cash to satisfy tax obligations upon vesting, on February 25, 2004 an additional restricted stock award was granted to the executive officers. Upon vesting of this award, the executive officers have the option to surrender shares in an amount sufficient to satisfy tax obligations. Executive officers received their entire 2003 award in the form of shares of Class A common stock. The following table sets forth the grant date and the total number of shares granted to each of the named executive officers based on awards under Pegasus Communications' long term incentive plans for 2002 and 2003 performance.

                                                   2002 Performance                  2003 Performance
                                     ----------------------------------------      --------------------
                                     June 6, 2003(a)     February 25, 2004(b)      February 25, 2004(c)
                                     ---------------     --------------------      --------------------

                  Mr. Pagon              52,650                 17,024                     23,475
                  Mr. Lodge              28,740                  9,581                     12,974
                  Mr. Verlin             15,624                  5,208                      6,812
                  Mr. Lindgren              *                      *                        6,645
                  Mr. Blank              13,196                  4,399                      5,948

           *    Mr. Lindgren was named an executive officer in 2003.
           (a) Shares vested 50% at the time of grant, with an additional 25% to vest on June 6, 2004, and the final 25% to vest on June 6, 2005.
           (b) Shares are to vest 50% on June 6, 2004 and the final 50% to vest on June 6, 2005.
           (c) Shares vest 50% at the time of grant, with an additional 25% to vest on February 25, 2005, and the final 25% to vest on February 25, 2006.

     Based upon the closing price of Pegasus Communications' Class A common stock on December 31, 2003 of $28.08 per share, the 26,325 restricted shares then held by Mr. Pagon had a value of $739,206; the 14,370 restricted shares then held by Mr. Lodge had a value of $403,510; the 7,812 restricted shares then held by Mr. Verlin had a value of $219,361; the 6,554 restricted shares then held by Mr. Lindgren had a value of $184,036; and the 6,598 restricted shares then held by Mr. Blank had a value of $185,272. Subject to limitations specified in the Restricted Stock Plan, executive officers are entitled to receive dividends on the unvested portion of their awards, excluding any portion of their award for which they elect to receive options in lieu of stock. Pegasus Communications does not anticipate paying cash dividends on its common stock in the foreseeable future. The policy of Pegasus Communications is to retain cash for operations and expansion.
(8) Reflects an increase in amounts reported for 2002 in Pegasus Communications' definitive proxy statement filed with the SEC on November 19, 2003 to include an additional grant of restricted stock awarded on February 25, 2004, as discussed in note 7 above.
(9) Includes options issued under the Restricted Stock Plan in lieu of receiving the award in cash or stock. In fiscal year 2001, Mr. Verlin received options under the Restricted Stock Plan to purchase 163 shares. Options granted pursuant to the Restricted Stock Plan vest based upon years of service with Pegasus Communications or its subsidiaries from the date of initial employment, as described in note 7 above.
(10) Unless otherwise indicated, the amounts listed represent Pegasus Communications' contributions under its U.S. 401(k) plan established for its employees and the employees of its subsidiaries.
(11) For fiscal years 2001 and 2002, Pegasus Communications paid $416,805 and $250,000, respectively, with respect to split dollar agreements entered into by Pegasus Communications with the trustees of insurance trusts established by Mr. Pagon. In 2003, premiums under the policies were paid out of the accrued proceeds of the policies and by Mr. Pagon; Pegasus Communications did not pay any amount of the premiums in 2003. The split dollar agreements provide that Pegasus Communications will be repaid all amounts expended for premiums, either from the cash surrender value or the proceeds of the insurance policies. For purposes of this table, the applicable SEC rules permit an alternative method to be presented: the dollar value of the benefit to Mr. Pagon determined based upon the net premium paid by us less the present value of the future recovery of the premium. The present value of the recovery of the premium may be calculated by taking the long term applicable federal rate and discounting the annual net premium by the number of years until a recovery is anticipated. Based upon an actuarial life expectancy for Mr. Pagon of 76 years and the applicable federal rate for the month of December for 2001 and 2002 of 5.05% and 4.92%, respectively, under the alternative reporting methodology, the amounts reported in the table for 2001 and 2002 are $326,304, and $190,818, respectively. The amounts paid by Pegasus Communications for premiums and the amounts reported in the prior sentence under the alternative reporting methodology are presented in conformity with the SEC rules relating to this table and are not indicative of amounts includable in compensation pursuant to applicable IRS rules.
(12) For fiscal years 2002 and 2003, we paid $25,802 and $26,721, respectively, in connection with disability and life insurance policies pursuant to Mr. Lodge's employment contract. In 2002 and 2003, Mr. Lodge received benefits of $4,771 and $2,828, respectively, related to his use of a business aircraft in which Pegasus Communications has a fractional ownership interest.
                                       63

Option Grants in 2003

         Pegasus Communications granted options to its employees and the employees of its subsidiaries, including Pegasus Satellite, to purchase a total of 136,535 shares of Pegasus Communications' Class A common stock during 2003, which were granted under Pegasus Communications' Stock Option Plan. The amounts set forth below in the columns entitled "5%" and "10%" represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

                                                                                                Potential Realizable Value
                                                                                                 at Assumed Annual Rates of
                                                                                                 Stock Price Appreciation
                                               Individual Grants                                      for Option Term
-----------------------------------------------------------------------------------------    ---------------------------------
                        Number of     % of Total
                       Securities       Options
                       Underlying     Granted to     Exercise
                         Options     Employees in     Price      Market Price   Expiration
        Name           Granted (1)    Fiscal Year   Per Share      Per Share       Date        0%           5%         10%
        ----           -----------    -----------   ---------      ---------       ----        --           --         ---
Marshall W. Pagon...      50,000          36.6        $26.42         $27.05       6/11/13    $31,500     $882,100   $2,187,050

Ted S. Lodge........      25,000          18.3        $26.42         $27.05       6/13/13    $15,750     $441,050   $1,093,525

Howard E. Verlin....       7,500           5.5        $26.42         $27.05       6/11/13    $ 4,725     $132,315   $  328,058

Rory J. Lindgren....      10,000           7.3        $26.42         $27.05       6/11/13    $ 6,300     $176,420   $  437,410

Scott A. Blank......       7,500           5.5        $26.42         $27.05       6/11/13    $ 4,725     $132,315   $  328,058

-------------
(1) The included amounts represent the number of options issued on June 11, 2003, under Pegasus Communications' Stock Option Plan. Options granted to executive officers under the Stock Option Plan become exercisable as determined by the compensation committee of Pegasus Communications' board of directors. The options issued as part of the June 11, 2003 grant vest as follows: 25% on date of grant; an additional 2.083% on the 11th day of each calendar month starting on July 11, 2003, and ending on May 11, 2006; and an additional 2.095% on June 11, 2006.

         The table below shows aggregated stock option exercises for the purchase of Pegasus Communications' Class A common stock by the named executive officers of Pegasus Satellite in 2003 and 2003 year end values. In-the-money options, which are listed in the last two columns, are those in which the fair market value of Pegasus Communications' Class A common stock exceeds the exercise price of the option. The closing price of Pegasus Communications' Class A common stock on December 31, 2003 was $28.08 per share.

       Aggregate Option Exercises in 2003 and 2003 Year-End Option Values

                                                       Number of Securities         Value of the Unexercised
                                                      Underlying Unexercised         In-the-Money Options at
                                                    Options at Fiscal Year End           Fiscal Year End
                           Shares                   --------------------------      ------------------------
                        Acquired on      Value
        Name              Exercise      Realized   Exercisable    Unexercisable    Exercisable   Unexercisable
        ----              --------      --------   -----------    -------------    -----------   -------------
Marshall W. Pagon...         0             --        162,177          50,004        $ 586,695      $ 385,305

Ted S. Lodge........         0             --         81,496          25,003        $ 293,338      $ 192,662

Howard E. Verlin....         0             --         51,962           6,564        $  60,213      $  41,137

Rory J. Lindgren....         0             --         13,024          13,474        $ 117,313      $  77,087

Scott A. Blank......         0             --         19,434           6,563        $  60,213      $  41,120

Employment Contracts

         Mr. Lodge serves as our President and Chief Operating Officer pursuant to an agreement effective as of June 1, 2002. The agreement is for a three year term and is automatically renewable for additional one year terms at the agreement's second anniversary and every anniversary thereafter, unless ninety days prior written notice of nonrenewal is given by Mr. Lodge or us. Neither party gave a notice of nonrenewal within 90 days before June 1, 2004. Under the agreement, Mr. Lodge receives an annual base salary that is subject to at least annual review by us and which may be increased but not decreased below its current amount. In addition, under the agreement, Mr. Lodge is eligible to participate in Pegasus Communications' short term incentive plan; is to receive supplemental life insurance and long term disability coverage with the cost of each coverage not to exceed $15 thousand annually; and such other employee benefits and perquisites as are generally available to our executive officers. If Mr. Lodge's employment is terminated for any reason other than for cause, Mr. Lodge is entitled to: (1) an amount equal to two times his base salary (as is then in effect); (2) an amount equal to two times the average amount of his annual award payments under the short term incentive plan; (3) a lump sum payment to offset the taxable cost of COBRA coverage; and (4) professional outplacement assistance not to exceed $25 thousand. If we decline to renew this agreement, Mr. Lodge is entitled to receive a payment equal to his annual base salary (as is then in effect).

         If Mr. Lodge's employment is terminated any time six months prior to a change in control or within two years following a change of control and if he signs a waiver and release agreement, he will be entitled to receive certain severance benefits in a lump sum payment. The severance benefits would generally equal the sum of (1) three times his annual base salary and (2) three times the average annual amount of the annual award under Pegasus Communications' short term incentive plan for a specified three year period and (3) the aggregate taxable cost of the continued health benefits provided under the employment agreement but not paid by Mr. Lodge divided by 0.65. Also, Mr. Lodge will be entitled to receive (1) continued health coverage for three years after his termination, (2) professional outplacement assistance not to exceed $25 thousand, and (3) all of his options as if fully vested.

         In general under the employment agreement, a change of control is one or more of the following events: (1) the sale, lease, transfer, conveyance or other disposition of all or substantially all of the assets of Pegasus Communications and its subsidiaries, (2) any person becomes a beneficial owner of more of Pegasus Communications' voting stock than is at the time beneficially owned by Marshall W. Pagon and his related parties in the aggregate, (3) Mr. Pagon and his related parties collectively cease to beneficially own at least thirty percent of the combined voting power of all classes of voting stock of Pegasus Communications, (4) Mr. Pagon and his related parties acquire, in the aggregate, beneficial ownership of more than 66-2/3% of the shares of Pegasus Communications' Class A common stock at the time outstanding, (5) certain changes are made to the composition of Pegasus Communications' board of directors, or (6) a plan of liquidation or dissolution is adopted. The employment agreement also contains certain non-competition and confidentiality provisions.

Compensation Committee Interlocks and Insider Participation

         During 2003, the compensation committee of Pegasus Communications' board of directors generally made decisions concerning the compensation of executive officers. James J. McEntee, III, Robert N. Verdecchio, and Robert F. Benbow each served on the compensation committee during all or part of fiscal year 2003. Mr. Benbow is associated with affiliates of Alta Communications that were formerly stockholders of Golden Sky. Mr. Verdecchio served as our Senior Vice President, Chief Financial Officer and Assistant Secretary from our inception to March 22, 2000 and as our Treasurer from June 1997 until March 22, 2000. He has also performed similar functions for affiliates and predecessors in interest from 1990 to March 22, 2000.

Compensation of Directors

         Each director is entitled to receive such compensation, if any, as may from time to time be fixed by the board of directors. Each of our directors serves in the same capacity with Pegasus Communications as they do with Pegasus Satellite. Consequently, the amounts set forth below represent compensation paid to the individuals for services they rendered to both companies. We currently pay our directors who are not our employees or officers an annual retainer of $10 thousand plus $1 thousand for each board meeting attended in person, $500 for each meeting of a committee of the board and $500 for each board meeting held by telephone. The annual retainer is payable, at each director's option, in cash or in the form of options to purchase Pegasus Communications' Class A common stock or non-voting common stock. We also reimburse each director for all reasonable expenses incurred in traveling to and from the place of each meeting of the board or committee of the board.

         On June 11, 2003, each nonemployee director received options to purchase 10,000 shares of Pegasus Communications' Class A common stock under Pegasus Communications' Stock Option Plan at an exercise price of $26.42 per share, the closing price of Pegasus Communications' Class A common stock on June 10, 2003, the date prior to the date of the grant. The options issued vested 25% on the date of the grant, with an additional 2.083% vesting on the 11th day of each calendar month from July 11, 2003 to May 11, 2006 and an additional 2.095% vesting on June 11, 2006. Each option is exercisable until June 11, 2013, the tenth anniversary of the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Pegasus Satellite

         Pegasus Satellite's outstanding common stock currently consists of 100 shares of Class B common stock, par value $0.01 per share, all of which is held by Pegasus Communications. The address for Pegasus Communications is c/o Pegasus Communications Management Company, 225 City Line Avenue, Suite 200, Bala Cynwyd, Pennsylvania 19004.

Security Ownership of Pegasus Communications

         The following table sets forth information as of March 1, 2004 (unless otherwise indicated in the notes below) regarding the beneficial ownership of Pegasus Communications' Class A common stock and Class B common stock by (a) each stockholder known to us to be the beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of more than 5% of the Class A common stock and Class B common stock, based upon the records of Pegasus Communications or the records of the Securities and Exchange Commission, (b) each director of Pegasus Satellite, (c) each of the named executive officers of Pegasus Satellite and (d) the directors and current executive officers of Pegasus Satellite as a group. Each share of Pegasus Communications' Class B common stock is currently convertible at the discretion of the holders into an equal number of shares of Pegasus Communications' Class A common stock. Each of the stockholders named below has sole voting power and sole investment power with respect to the shares indicated as beneficially owned, unless otherwise indicated. Percentages in the table are calculated on the basis of 5,451,908 shares of Class A common stock outstanding as of March 1, 2004, which includes 682,104 shares held by subsidiaries of Pegasus Communications.

                                                        Pegasus Communications      Pegasus Communications
            Name and address of                          Class A Common Stock        Class B Common Stock      Voting
              Beneficial Owner                            Beneficially Owned          Beneficially Owned        Power
              ----------------                            ------------------          ------------------        -----

                                                         Shares             %        Shares           %           %
                                                         ------            ---       ------          ---         ---
Marshall W. Pagon(1)(2).....................          1,524,063(3)(4)      23.3     916,380(4)       100          66.1
Ted S. Lodge................................            142,535(5)          2.6             --        --          *
Howard E. Verlin............................             86,509(6)          1.6             --        --          *
Rory J. Lindgren............................             37,522(7)          *               --        --          *
Scott A. Blank..............................            252,120(8)          4.6             --        --           1.7
Robert F. Benbow............................          1,537,457(4)(9)      23.5     916,380(4)       100          66.1
Robert N. Verdecchio........................             42,168(10)         *               --        --          *
Alta Communications VI, L.P. and related
  entities (11).............................          1,524,063(4)         23.3     916,380(4)       100          66.1
Avenue Special Situations
  Fund II, LP (12)..........................            350,000             6.0             --        --           2.3
DBS Investors, LLC (13).....................            550,000             9.2             --        --           3.6
FMR Corp. (14)..............................            549,254            10.1             --        --           3.8
John Hancock Financial Services, Inc.  and                                                  --        --
  related entities (15).....................            387,732             7.1                                    2.7
Par Capital Management Inc. (16)............            588,031            10.8             --        --           4.0
Stephen L. Farley (17)......................            287,000             5.3             --        --           2.0
Perry Corp. (18)............................            415,418             7.6             --        --           2.9
Peninsula Capital Advisors, LLC (19)........          2,099,750            38.5             --        --          14.4
Directors and current executive officers as
  a group (20)(consists of 10 persons)......          2,164,084            31.8     916,380(4)       100          69.2

* Represents less than 1% of the outstanding shares of the Pegasus Communications Class A common stock or less than 1% of the voting power, as applicable.
(1) The address of this person is c/o Pegasus Communications Management Company, 225 City Line Avenue, Suite 200, Bala Cynwyd, PA 19004.
(2) Pegasus Capital Holdings, LLC holds 300,475 shares of the Pegasus Communications Class B common stock. Mr. Pagon is the managing member of Pegasus Capital Holdings, LLC and is deemed to be the beneficial owner of these shares. All of the 615,905 remaining shares of Pegasus Communications' Class B common stock are owned by Pegasus Communications Holdings, Inc. and two of its subsidiaries. All the capital stock of Pegasus Communications Holdings, Inc. is held by Pegasus Communications Limited Partnership. Mr. Pagon controls Pegasus Communications Limited Partnership by reason of his ownership of all the outstanding voting stock of the sole general partner of a limited partnership that is, in turn, the sole general partner in Pegasus Communications Limited Partnership. Therefore, apart from the voting agreement described in note 4 below, Mr. Pagon is the beneficial owner of 100% of Pegasus Communications' Class B common stock with sole voting and investment power over all such shares.
(3) Includes 35,500 shares of Pegasus Communications' Class A common stock owned directly by Pegasus PCS Partners, L.P. Mr. Pagon, Pegasus Capital Holdings, LLC, Pegasus Communications Portfolio Holdings, Inc. and Pegasus PCS, Inc. are deemed to be beneficial owners of these shares. Mr. Pagon is the managing member of BDI Associates, LLC, which is the sole stockholder of Pegasus Communications Portfolio Holdings, Inc., which, in turn, is the sole stockholder of Pegasus PCS, Inc., which is the sole general partner in Pegasus PCS Partners, L.P. Mr. Pagon and each of the entities named as beneficial owners of the 35,500 shares of Pegasus Communications' Class A common stock disclaim beneficial ownership with respect to such shares, except to their respective pecuniary interests therein. Also includes the 916,380 shares of Pegasus Communications' Class B common stock described in note 2 above, which are convertible into shares of the Pegasus Communications Class A common stock on a one for one basis, 170,509 shares of Pegasus Communications' Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days and 96,685 shares of Pegasus Communications' Class A common stock which Mr. Pagon holds directly.
(4) As a consequence of being parties to the voting agreement of Pegasus Communications, each of these parties is deemed to have shared voting power over certain shares beneficially owned by them in the aggregate for the purposes specified in the voting agreement. Therefore, the parties to the voting agreement will each be deemed to be the beneficial owner with respect to 916,380 shares of Pegasus Communications' Class A common stock issuable upon conversion of all of the outstanding shares of Pegasus Communications' Class B common stock beneficially owned by Mr. Pagon as described in note 2 above, the 302,694 additional shares of Class A common stock beneficially owned by Mr. Pagon as described in note 3 above and 304,989 shares of Pegasus Communications' Class A common stock held in the aggregate by Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S By S LLC as described in note 13 below.
(5) This includes 300 shares of Pegasus Communications' Class A common stock owned by Mr. Lodge's wife, of which Mr. Lodge disclaims beneficial ownership, and 85,662 shares of Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.
(6) This includes 53,004 shares of Pegasus Communications' Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.
(7) This includes 14,690 shares of Pegasus Communications' Class A common stock issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.
(8) This includes 210,736 shares of Pegasus Communications' Class A common stock held in 401(k) plans over which Mr. Blank and one other executive officer share voting power in their capacities as co-trustees and 20,475 shares of Pegasus Communications' Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.
(9) The information for Mr. Benbow includes 13,394 shares of Pegasus Communications' Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days and all shares of Pegasus Communications' Class A common stock held by Alta Communications VI, L.P., Alta Subordinated Debt Partners III, L.P. and Alta-Comm S By S LLC as described below in note 13. Mr. Benbow is a general partner of Alta Communications VI, L.P. and Alta Subordinated Debt Partners III, L.P. Alta-Comm S By S LLC is required to invest in the same securities as Alta Communications VI, L.P. Mr. Benbow disclaims beneficial ownership of all shares held directly by those entities, except for his pecuniary interest therein. The address of this person is 200 Clarendon Street, Floor 51, Boston, MA 02116.

(10) This includes 29,659 shares of Pegasus Communications' Class A common stock issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.
(11) Based on information provided pursuant to an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 12, 2004. This includes the following number of shares of Pegasus Communications' Class A common stock held by the designated entity: Alta Communications VI, L.P. (187,803); Alta Subordinated Debt Partners III, L.P. (112,909); and Alta-Comm S By S LLC (4,277). The address for such entities is 200 Clarendon Street, Floor 51, Boston, MA 02116.
(12) Based on information provided pursuant to a Schedule 13G filed jointly by Avenue Special Situations Fund II, LP ("Avenue"), Avenue Capital Partners II, LLC ("Avenue Capital"), GL Partners II, LLC ("GL"), Avenue Capital Management II, LLC ("Management"), and Marc Lasry with the Securities and Exchange Commission on August 11, 2003. According to the Schedule 13G, Avenue Capital and GL are, respectively, the general partner and managing member of Avenue. Management is the investment advisor to Avenue. Marc Lasry is the managing member of both GL and Management. The Schedule 13G indicates that, by virtue of the foregoing, each of Avenue, Avenue Capital, GL, Management, and Marc Lasry may be deemed to share voting power and power to direct the disposition of 350,000 shares of Pegasus Communications' Class A common stock, representing shares that may, in certain circumstances, be issuable upon the exchange, on a one-for-one basis, of 350,000 shares of Pegasus Communications' non-voting common stock, which are in turn exercisable upon the exercise of 350,000 outstanding warrants. The address of each of the foregoing persons or entities is 535 Madison Avenue, 15th Floor, New York, NY 10022.
(13) Based on information provided pursuant to a Schedule 13G filed jointly by DBS Investors, LLC ("DBS"), Pegasus Partners II, L.P. ("Pegasus Partners"), Pegasus Investors II, LP ("Pegasus Investors"), Pegasus Investors II GP, LLC ("Pegasus GP") and Pegasus Capital LLC on August 11, 2003. According to the Schedule 13G, Pegasus Partners is the sole member of DBS. Pegasus Investors is the general partner of Pegasus Partners. Pegasus GP is the general partner of Pegasus Investors LP. Pegasus GP is wholly owned by Pegasus Capital LLC, which is controlled by Craig Cogut. The Schedule 13G indicates that, by virtue of the foregoing, each of DBS, Pegasus Partners, Pegasus Investors, Pegasus GP, and Pegasus Capital LLC may be deemed to share voting power and power to direct the disposition of 550,000 shares of Pegasus Communications' Class A common stock, representing shares that may, in certain circumstances, be issuable upon the exchange, on a one-for-one basis, of 550,000 shares of Pegasus Communications' non-voting common stock, which are in turn exercisable upon the exercise of 550,000 outstanding warrants. The address for each of the foregoing persons or entities is c/o Pegasus Partners II, L.P., 99 River Road, Cos Cob, CT 06807-2514. These entities are not otherwise related to Pegasus Communications.
(14) Based on information provided pursuant to an amendment to Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. The entity has sole power to dispose or direct the disposition of 549,254 shares. The address of this entity is 82 Devonshire Street, Boston, MA 02109.
(15) Based on information provided pursuant to an amendment to Schedule 13G filed jointly by John Hancock Financial Services, Inc., its direct, wholly owned subsidiary, John Hancock Life Insurance Company, and its indirect subsidiaries, John Hancock Subsidiaries LLC, The Berkeley Financial Group, LLC and John Hancock Advisers, LLC with the Securities and Exchange Commission on February 10, 2004. John Hancock Advisers, LLC has direct beneficial ownership of, the sole power to vote or to direct the vote, and sole power to dispose or direct the disposition of, all 387,732 shares. Through their parent subsidiary relationship with John Hancock Advisers, LLC, John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Subsidiaries LLC and The Berkeley Financial Group, LLC each have indirect beneficial ownership of the 387,732 shares. The address of John Hancock Financial Services, Inc., John Hancock Life Insurance Company and John Hancock Subsidiaries LLC is John Hancock Place, P.O. Box 111, Boston, MA 02117. The address of The Berkeley Financial Group, LLC and John Hancock Advisers, LLC is 101 Huntington Avenue, Boston, MA 02199.
(16) Based on information provided pursuant to an amendment to Schedule 13G filed jointly by Par Investment Partners, L.P., Par Group, L.P. and Par Capital Management, Inc. with the Securities and Exchange Commission on June 9, 2003. The address of Par Investment Partners, L.P., Par Group, L.P. and Par Capital Management, Inc. is One Financial Center, Suite 1600, Boston, MA 02111.

(17) Based on information provided pursuant to a Schedule 13G filed jointly by Labrador Partners L.P. ("Labrador"), Farley Associates L.P. ("Farley Associates"), Farley Capital L.P. ("Farley Capital"), and Stephen L. Farley with the Securities and Exchange Commission on January 21, 2004. According to the Schedule 13G, Farley Associates serves as the general partner of Labrador, and Stephen L. Farley serves as the managing general partner of Labrador and the general partner of both Farley Associates and Farley Capital. Farley Capital serves as the investment manager of certain managed accounts, with respect to 8,000 shares of Pegasus Communications' Class A common stock directly owned by such accounts. The Schedule 13G indicates that, by virtue of the foregoing, each of Labrador, Farley Associates and Stephen L. Farley may be deemed to share voting power and the power to direct the disposition of 279,000 shares of Pegasus Communications' Class A common stock, while both Farley Capital and Mr. Farley may be deemed to share voting power and the power to direct the disposition of 8,000 shares of Pegasus Communications' Class A common stock. The address of Mr. Farley and each of the foregoing entities is 780 Third Avenue, Suite 3801, New York, NY 10017.
(18) Based on information provided pursuant to a Schedule 13G filed jointly by Perry Corp. and Richard C. Perry with the Securities and Exchange Commission on February 17, 2004. According to the Schedule 13G, Perry Corp. serves as the general partner and/or investment advisor for funds holding Pegasus Communications' Class A common stock. Mr. Perry serves as the President and sole stockholder of Perry Corp. The Schedule 13G indicates that, by virtue of the foregoing, both Perry Corp. and Mr. Perry have the sole power to vote and to dispose of 415,418 shares of Pegasus Communications' Class A common stock. Mr. Perry disclaims any beneficial ownership interest in the shares held by any funds for which Perry Corp. acts as the general partner and/or investment adviser, except for that portion of such shares that relates to his economic interest in such shares. The address of Perry Corp. and Mr. Perry is 599 Lexington Avenue, New York, NY 10022.
(19) Based on information provided pursuant to an amendment to Schedule 13D filed by Peninsula Capital Advisors, LLC ("Peninsula Capital") and Peninsula Investment Partners, L.P. ("Peninsula Partners") with the Securities and Exchange Commission on February 27, 2004. According to the amendment to Schedule 13D, Peninsula Capital is the investment manager of Peninsula Partners and also serves as investment advisor to a number of separate managed accounts and trusts. The Schedule 13G indicates that, by virtue of the foregoing, both Peninsula Capital and Peninsula Partners may be deemed to share voting power and the power to direct the disposition of 2,017,000 shares of Pegasus Communications' Class A common stock. In addition, Peninsula Capital has the sole power to dispose, or to direct the disposition of, 82,750 shares of Pegasus Communications' Class A common stock and the sole power to vote, or to direct the vote of, 74,750 of these shares. Both Peninsula Capital and Peninsula Partners disclaim beneficial ownership in the shares reported, except to the extent of their pecuniary interest therein. The address of each of the foregoing entities is 404B East Main Street, Charlottesville, VA 22902. These entities have increased their ownership interests in Pegasus Communications since March 1, 2004. For more current information, see ITEM 1. Business - Risk Factors - Peninsula has accumulated a significant portion of Pegasus Communications' Class A common stock and will have a significant influence on any matter that requires approval of the holders of Pegasus Communications' Class A common stock voting as a separate class.
(20) This includes 429,826 shares of Pegasus Communications' Class A common stock which are issuable upon the exercise of outstanding stock options that are vested or become vested within 60 days.

Equity Compensation Plan Information

         No compensation plans currently exist under which our equity securities are authorized for issuance, and therefore, the tabular disclosure required under Item 201(d) of Regulation S-K has been omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with W.W. Keen Butcher and Affiliated Entities

         We entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement, as later amended and modified, we agreed to provide and maintain collateral for the principal amount of bank loans to Mr. Butcher, his affiliated entities, and the minority owner. Mr. Butcher and the minority owner are required to lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher (the "KB Prime Media Companies") for the acquisition of television broadcast stations to be programmed by us pursuant to local marketing agreements or for which we have the right to sell all of the advertising time pursuant to sales agreements. Under the 1998 agreement, as amended, the KB Prime Media Companies granted us an option to purchase all of its broadcast station licenses, permits, and/or assets, in whole or in part, if and when permitted by applicable FCC rules and regulations. The option price is based upon the cost attributed to an asset, plus compound interest at 12% per year. The arrangement with Mr. Butcher permits us to realize the benefit or cost savings for programming and collecting revenues from two or more stations in a television market where the FCC's ownership rules would otherwise prohibit outright ownership. Pursuant to these arrangements, at December 31, 2003, we had $6.6 million of cash being used to collateralize the bank loans. The KB Prime Media Companies are required to repay the bank loans with proceeds received from the disposition of assets.

         We and KB Prime Media Companies amended the 1998 agreement effective February 1, 2004 to, among other things, (i) decrease the annual interest rate from 12% to a rate equal to the borrowing interest rate of the KB Prime Media Companies (2.6% as of December 31, 2003) plus 3% and (ii) limit the amount of corporate expenses that would be reimbursed.

         We currently provide programming and sales activities for the KB Prime Media Companies' three existing broadcast television stations: (i) WSWB, serving the Wilkes-Barre/Scranton, Pennsylvania designated market area; (ii) WPME, serving the Portland, Maine designated market area; and (iii) WTLF-DT, serving the Tallahassee, Florida designated market area. For each station, we retain all revenues generated from advertising in exchange for monthly payments to the KB Prime Media Companies in the amounts of $4 thousand for WSWB, $5 thousand for WPME, and $2 thousand for WTLF. In addition to the monthly fees, we are responsible for the reimbursement of certain expenses, such as utilities, salaries, and legal and accounting fees.

         Aside from its existing broadcast television stations, the KB Prime Media Companies also have pending applications before the FCC for construction permits for stations in Gainesville, Florida and Tupelo, Mississippi and a preliminary grant of a construction permit for a station licensed to Hammond, Louisiana and to be located in the New Orleans DMA.

         In April 2003, we waived our rights under the 1998 agreement to acquire a broadcast television construction permit held by one of the KB Prime Media Companies and consented to the sale of the permit to an unaffiliated party. We received $1.5 million from the unaffiliated party as consideration for our consent. As a result of the sale of the construction permit and application by the KB Prime Media Companies of the net proceeds to repayment of bank loans, approximately $2.6 million of our cash collateralizing the bank loans was released.

         Pegasus Communications' board of directors has authorized us to acquire any of the stations, licenses, permits, or other assets of the KB Prime Media Companies for cash when it is permissible to do so under the FCC's rules and regulations.

         In February 2004, we exercised an option to acquire WPME serving Portland, Maine for approximately $3.8 million. It is anticipated that the sale of the station to us will result in approximately $4.0 million to be released from the cash collateralizing the bank loans of the KB Prime Media Companies.

         In February 2004, the FCC preliminarily granted a new, digital only, full power construction permit to one of the KB Prime Media Companies for a station licensed to Hammond, Louisiana and to be located in the New Orleans DMA. We expect this approval to become final in April 2004, at which time we intend to exercise our option to acquire the construction permit. The option price for the construction permit is estimated to be $1.5 million and will further reduce, to the extent outstanding, the cash collateralizing the bank loans of the KB Prime Media Companies.

         In March 2004, we exercised an option to acquire the KB Prime Media Companies' station in Scranton, Pennsylvania (WSWB) for approximately $2.0 million. To the extent that bank loans of the KB Prime Media Companies are outstanding, the consideration paid by us will be used to further reduce the cash collateralizing the bank loans of the KB Prime Media Companies.

         We believe that all of its transactions with the KB Prime Media Companies were at fair value and that any future transactions that may be entered into with the KB Prime Media Companies or similar entities will also be at fair value.

Other Transactions

         In 1999, Pegasus Satellite loaned approximately $200 thousand to Nicholas A. Pagon, then our Senior Vice President of Broadcast Operations, bearing interest at the rate of 6% per annum, with the principal amount due on the fifth anniversary of the date of the promissory note. Mr. Pagon was required to use half of the proceeds of the loan to purchase shares of our Class A common stock, and the loan is collateralized by those shares. The balance of the loan proceeds may be used at Mr. Pagon's discretion. Mr. Pagon resigned as of March 23, 2001. The loan remains outstanding, with a balance of approximately $269 thousand at December 31, 2003, consisting of principal and cumulative interest to that date. The maturity date of this promissory note has been extended for one year under the same terms.

         Pegasus Communications Management Company ("PCMC"), one of our subsidiaries at December 31, 2003, has from time to time provided accounting and administrative services to companies affiliated with Marshall W. Pagon and has paid certain expenses on behalf of the affiliated companies. These payments have been reflected on our books and financial statements as receivables from the affiliated companies. These receivables primarily comprise legal, accounting, and corporate organizational fees charged by third parties and paid by PCMC. During 2003, the largest amount of receivables outstanding at any time occurred in February of approximately $656 thousand. As of December 31, 2003, the aggregate amount of receivables outstanding was approximately $497 thousand. No interest was charged with respect to amounts outstanding from time to time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The aggregate fees for professional services rendered to us by the firm of PricewaterhouseCoopers LLP, our independent public auditor, for the fiscal years ended December 31, 2002 and 2003, are as follows (in whole dollars):

                                       Fiscal Year Ended
                            December 31, 2003     December 31, 2002
                            -----------------     -----------------
Audit fees                       $757,850               $963,455
Audit related fees                172,550                 25,300
Tax fees                                -                      -
All other fees                      4,200                      -
                                 --------               --------
   Total                         $934,600               $988,755
                                 ========               ========

Audit Fees

         The "audit fees" reported above were billed to us by PricewaterhouseCoopers LLP for professional services rendered in connection with its audit of the consolidated financial statements and its limited reviews of the unaudited consolidated interim financial statements included in the quarterly reports of Pegasus Communications and its subsidiaries, including Pegasus Satellite, and for services normally provided by PricewaterhouseCoopers LLP in connection with other statutory and regulatory filings or engagements, including audit consultations and SEC comment letters associated with Pegasus Communications and its subsidiaries, including Pegasus Satellite.

Audit Related Fees

         The "audit related fees" reported above were billed to us by PricewaterhouseCoopers LLP for assurance and related services that were reasonably related to the performance of its audit or review of the financial statements of Pegasus Communications and its subsidiaries, including Pegasus Satellite, but which are not reported as Audit Fees. These services include accounting consultations in connection with the impact of prospective accounting pronouncements and stock based compensation matters.

Tax Fees

         During the fiscal years reported above, PricewaterhouseCoopers LLP rendered no professional services to Pegasus Communications and its subsidiaries, including Pegasus Satellite, relating to tax compliance, tax advice, or tax planning.

All Other Fees

         The "all other fees" reported above that were billed to us by PricewaterhouseCoopers LLP related to license fees for PricewaterhouseCoopers LLP's computer based research tool.

Audit Committee Pre-Approval Policies and Procedures

         Because we do not have listed securities, as defined under Rule 10A-3 of the Securities Exchange Act of 1934, we are not required to have, and do not have, an audit committee of our board of directors. The audit committee of Pegasus Communications has adopted a policy requiring the pre-approval of all audit and permissible nonaudit services provided by our independent public auditors. Under the policy, the audit committee is to specifically pre-approve before the end of each fiscal year any recurring audit and audit related services to be provided to Pegasus Communications and its subsidiaries, including Pegasus Satellite, during the following fiscal year. The audit committee also may generally pre-approve, up to a specified maximum amount, any nonrecurring audit and audit related services for the following fiscal year. All pre-approved matters must be detailed as to the particular service or category of services to be provided, whether recurring or non-recurring, and reported to the audit committee at its next scheduled meeting. Permissible nonaudit services are to be pre-approved on a case-by-case basis. The audit committee may delegate its pre-approval authority to any of its members, provided that such member reports all pre-approval decisions to the audit committee at its next scheduled meeting. Our independent public auditors and members of management are required to periodically report to the audit committee the extent of all services provided in accordance with the pre-approval policy, including the amount of fees attributable to such services.

         All services provided by our independent public auditors after May 5, 2003 were pre-approved by Pegasus Communications' audit committee; none of the audit-related fees, tax fees, and all other fees listed above were approved by the audit committee pursuant to the exemption from pre-approval provided by Rule 2-01(c)(7)(i)(C) of Regulation S-X.

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

Schedule II - Valuation and Qualifying Accounts......................     S-1

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             (3) Exhibits

Exhibit
Number     Description of Document
------     -----------------------

2.1 Agreement and Plan of Merger among Pegasus Communications Corporation, Pegasus Holdings Corporation I and Pegasus Merger Sub, Inc. dated as of February 22, 2001 (which is incorporated herein by reference to Exhibit 2.3 to the 10-K of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) dated April 2, 2001).
3.1 Amended and Restated Certificate of Incorporation of Pegasus Satellite Communications, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).
3.2 By-Laws of Pegasus Satellite Communications, Inc. (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).
3.3 Certificate of Designation, Preferences and Rights of 12-3/4% Series A Cumulative Exchangeable Preferred Stock of Pegasus Satellite Communications, Inc. (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).
3.4 Certificate of Designation, Preferences and Rights of 12-3/4% Series B Cumulative Exchangeable Preferred Stock of Pegasus Satellite Communications, Inc. (incorporated herein by reference to Exhibit 3.4 to the Annual Report on Form 10-K of Pegasus Satellite Communications, Inc. filed with the SEC on April 2, 2001).
4.1 Indenture, dated as of October 21, 1997, by and between Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) and First Union National Bank, as trustee, relating to the 9-5/8% Senior Notes due 2005 (which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form 8-K dated September 8, 1997 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation)).
4.2        Form of 9-5/8% Senior Notes due 2005 (included in Exhibit 4.1 above).

4.3 Indenture, dated as of November 30, 1998, by and between Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) and First Union National Bank, as trustee, relating to the 9-3/4% Senior Notes due 2006 (which is incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-70949)).
4.4 Form of 9-3/4/% Senior Notes due 2006 (included in Exhibit 4.3 above).
4.5 Indenture, dated as of November 19, 1999, by and between Pegasus Satellite Communications, Inc. (then named Pegasus Communications Corporation) and First Union National Bank, as Trustee, relating to the 12-1/2% Senior Notes due 2007 (which is incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Pegasus Satellite Communications, Inc. (formerly named Pegasus Communications Corporation) (File No. 333-94231)).
4.6 Form of 12-1/2/% Senior Notes due 2007 (included in Exhibit 4.5 above).
4.7 Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 12-3/8% Senior Notes due 2006 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).
4.8 Form of 12-3/8% Senior Notes due 2006 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.7 above).
4.9 Indenture, dated as of May 31, 2001, by and between Pegasus Satellite Communications, Inc. and First Union National Bank, as trustee, relating to the 13-1/2% Senior Subordinated Discount Notes due 2007 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3,
           2002).
4.10 Form of 13-1/2% Senior Subordinated Discount Notes due 2007 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.9 above).
4.11 Indenture, dated as of December 19, 2001, by and between Pegasus Satellite Communications, Inc. and J.P. Morgan Trust Company, National Association, as trustee, relating to the 11-1/4% Senior Notes due 2010 of Pegasus Satellite Communications, Inc. (which is incorporated herein by reference to Exhibit 4.10 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on April 3, 2002).
4.12 Form of 11-1/4% Senior Notes due 2010 of Pegasus Satellite Communications, Inc. (included in Exhibit 4.11 above).
10.1 NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042) (other similar agreements with the National Rural Telecommunications Cooperative are not being filed but will be furnished upon request, subject to restrictions on confidentiality, if any)).
10.2 Amendment to NRTC/Member Agreement for Marketing and Distribution of DBS Services, dated June 24, 1993, between the National Rural Telecommunications Cooperative and Pegasus Cable Associates, Ltd. (which is incorporated herein by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).
10.3 DIRECTV Sign-Up Agreement, dated May 3, 1995, between DIRECTV, Inc. and Pegasus Satellite Television, Inc. (which is incorporated herein by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Pegasus Media & Communications, Inc. (File No. 33-95042)).

10.4 Fourth Amendment and Restatement of Credit Agreement dated as of October 22, 2003 by and among Pegasus Media & Communications, Inc., the several lenders from time to time parties thereto, Banc of America Securities LLC, as sole lead arranger, Deutsche Bank Trust Company as resigning agent, and Bank of America, N.A., as administrative agent for the lenders (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission November 14, 2003).
10.5 First Amendment to Fourth Amendment and Restatement of Credit Agreement by and among Pegasus Media & Communications, Inc., the lenders party thereto, and Bank of America, N.A. dated February 5, 2004 (which is incorporated herein by reference to Exhibit 99.1 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission February 17, 2004).
10.6 Credit Agreement among Pegasus Media & Communications, Inc., the lenders party thereto, Madeleine L.L.C., and Banc of America Securities LLC dated December 19, 2003 (which is incorporated herein by reference to Exhibit 99.2 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission February 17, 2004).
10.7 Amended and Restated Term Loan Agreement dated as of August 1, 2003, among Pegasus Satellite Communications, Inc., the several lenders from time to time parties thereto and DBS Investors Agent, Inc., as Administrative Agent for such lenders (which is incorporated herein by reference to Exhibit 10.1 to Form 8-K of Pegasus Satellite Communications, Inc. filed with the Securities and Exchange Commission August 5, 2003).
10.8+ Pegasus Communications 1996 Stock Option Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 5 (which is incorporated herein by reference to Exhibit
           10.8 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on March 15, 2004).
10.9+ Pegasus Communications Restricted Stock Plan, as amended and restated effective as of February 13, 2002, and as amended through Amendment No. 4 (which is incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on March 15, 2004).
10.10+ Pegasus Communications Corporation Executive Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Form 10-Q of Pegasus Communications Corporation dated May 17, 2001).
10.11      Executive Employment Agreement effective as of June 1, 2002 for Ted
           S. Lodge (which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).
10.12+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.2 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).
10.13+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.3 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14,
           2002).
10.14+ Description of Long Term Incentive Compensation Program Applicable to Executive Officers for calendar year 2002 (which is incorporated herein by reference to Exhibit 10.4 to the Form 10-Q of Pegasus Communications Corporation filed with the Securities and Exchange Commission on August 14, 2002).
10.15+ Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on March 15, 2004).

10.16+ Supplemental Description of Pegasus Communications Corporation Short Term Incentive Plan (Corporate, Satellite and Business Development) for calendar year 2003 (which is incorporated herein by reference to
           Exhibit 10.16 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on March 15, 2004).
10.17+ Description of Long-Term Incentive Compensation Program Applicable to Executive Officers for calendar year 2003 (which is incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Pegasus Communications Corporation filed with the SEC on March 15, 2004).
21.1*      Subsidiaries of Pegasus Satellite Communications, Inc.
24.1*      Power of Attorney (included on Signatures page).
31.1*      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.
31.2*      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.
32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

------------
*        Filed herewith.
+        Indicates a management contract or compensatory plan.

         (b) Reports on Form 8-K.

         On October 30, 2003, we filed a Current Report on Form 8-K dated October 22, 2003, reporting under Item 5 that the lenders under the Pegasus Media credit facility gave their consent to a fourth amendment and restatement of the credit agreement in order to create a new $300 million term loan tranche under the credit facility and to terminate the revolving credit commitments. We further reported that proceeds from the loans made under the new tranche were used to prepay amounts outstanding under Pegasus Media's existing revolving credit and term loan facilities and for working capital and general corporate purposes. We included as an exhibit to the Form 8-K the Fourth Amendment and Restatement of Credit Agreement, excluding any schedules to the agreement, which we will provide to the SEC upon request.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PEGASUS SATELLITE COMMUNICATIONS, INC.



                          By: /s/ Marshall W. Pagon
                              ---------------------
                              Marshall W. Pagon
                              Chairman of the Board and Chief Executive Officer

Date: March 23, 2004

                                POWER OF ATTORNEY

         The undersigned directors and officers of Pegasus Satellite Communications, Inc. hereby appoint Marshall W. Pagon, Ted S. Lodge, Joseph W. Pooler, Jr., and Scott A. Blank or any of them individually, as attorney in fact and agent for the undersigned, with full power of substitution for, and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments to this report on Form 10-K, and exhibits to this report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable in connection with such matters, hereby ratifying and confirming all that each of said attorneys in fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

             Signature                                  Title                                       Date
             ---------                                  -----                                       ----
By: /s/ Marshall W. Pagon             Chairman of the Board and Chief Executive                  March 23, 2004
    -------------------------         Officer (Principal Executive Officer)
    Marshall W. Pagon

By: /s/ Joseph W. Pooler, Jr.         Chief Financial Officer                                    March 23, 2004
    -------------------------         (Principal Financial and Accounting Officer)
    Joseph W. Pooler, Jr.

By: /s/ Ted S. Lodge                  Director                                                   March 23, 2004
    -------------------------
    Ted S. Lodge

By: /s/ Robert F. Benbow              Director                                                   March 23, 2004
    -------------------------
    Robert F. Benbow

By: /s/ Robert N. Verdecchio          Director                                                   March 23, 2004
    -------------------------
    Robert N. Verdecchio

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                        Page
                                                                                                                        ----
Financial Statements:

Report of Independent Auditors.........................................................................................  F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002...........................................................  F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2003, 2002, and 2001.....  F-4

Consolidated Statements of Common Stockholder's Equity for the years ended December 31, 2003, 2002, and 2001...........  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001............................  F-6

Notes to Consolidated Financial Statements.............................................................................  F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001..................  S-1

                         Report of Independent Auditors


To the Board of Directors of Pegasus Satellite Communications, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1, present fairly, in all material respects, the financial position of Pegasus Satellite Communications, Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7, effective July 1, 2003, the Company changed its accounting for its mandatorily redeemable preferred stock pursuant to the provisions of Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."

As discussed in Note 4, effective January 1, 2002, the Company changed its accounting for goodwill and other intangible assets pursuant to the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."


/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 20, 2004

                     Pegasus Satellite Communications, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                     December 31,          December 31,
                                                                                        2003                  2002
                                                                                     -----------           -----------
Current assets:
   Cash and cash equivalents                                                         $    26,990           $    13,023
   Restricted cash                                                                        62,359                   293
   Accounts receivable:
     Trade, less allowance for doubtful accounts of $3,993 and $7,221,
       respectively                                                                       24,891                27,163
     Other                                                                                 7,487                 9,557
   Deferred subscriber acquisition costs, net                                              9,945                15,706
   Prepaid expenses                                                                        6,885                 8,087
   Other current assets                                                                    6,549                 7,288
                                                                                     -----------           -----------
     Total current assets                                                                145,106                81,117
Property and equipment, net                                                               68,417                69,951
Intangible assets, net                                                                 1,449,016             1,564,874
Other noncurrent assets                                                                  151,343               143,208
                                                                                     -----------           -----------
   Total                                                                             $ 1,813,882           $ 1,859,150
                                                                                     ===========           ===========

Current liabilities:
   Current portion of long term debt                                                 $     3,025           $     5,631
   Accounts payable                                                                       11,948                15,886
   Accrued interest                                                                       34,632                38,383
   Accrued programming fees                                                               54,303                57,196
   Accrued commissions and subsidies                                                      39,114                40,191
   Other accrued expenses                                                                 21,096                31,778
   Other current liabilities                                                               7,156                 7,201
                                                                                     -----------           -----------
     Total current liabilities                                                           171,274               196,266
Long term debt                                                                         1,376,854             1,274,981
Mandatorily redeemable preferred stock                                                   177,668                     -
Note payable to parent                                                                    45,724                55,250
Other noncurrent liabilities                                                              96,599                46,596
                                                                                     -----------           -----------
   Total liabilities                                                                   1,868,119             1,573,093
                                                                                     -----------           -----------
Commitments and contingencies  (see Note 14)
Redeemable preferred stock                                                                     -               199,022
Minority interest                                                                            452                 2,157
Common stockholder's equity:
   Class B common stock, $0.01 par value; 100 shares authorized, issued, and
       outstanding                                                                             -                     -
   Additional paid in capital                                                            909,518               912,430
   Accumulated deficit                                                                  (964,207)             (827,552)
                                                                                     -----------           -----------
     Total common stockholder's (deficit) equity                                         (54,689)               84,878
                                                                                     -----------           -----------

   Total                                                                             $ 1,813,882           $ 1,859,150
                                                                                     ===========           ===========

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
          Consolidated Statements of Operations and Comprehensive Loss
                                 (In thousands)

                                                                            Year Ended December 31,
                                                                      2003            2002           2001
                                                                    ---------       ---------      ---------
Net revenues:
   Direct broadcast satellite                                       $ 831,211       $ 864,855      $ 838,208
   Broadcast television and other operations                           30,716          31,505         27,647
                                                                    ---------       ---------      ---------
     Total net revenues                                               861,927         896,360        865,855
Operating expenses:
   Direct broadcast satellite
     Programming                                                      378,552         387,849        359,879
     Other subscriber related expenses                                172,873         197,841        205,120
                                                                    ---------       ---------      ---------
       Direct operating expenses (excluding depreciation and
         amortization shown below)                                    551,425         585,690        564,999
     Promotions and incentives                                         14,157          13,562         40,393
     Advertising and selling                                           23,481          30,907        104,677
     General and administrative                                        23,837          27,257         36,132
     Depreciation and amortization                                    162,398         168,589        257,543
                                                                    ---------       ---------      ---------
       Total direct broadcast satellite                               775,298         826,005      1,003,744
   Broadcast television and other operations (including
     depreciation and amortization of $2,438, $3,256, and $4,795,
     respectively)                                                     29,819          30,811         32,576
   Corporate and development expenses (including depreciation
     and amortization of $1,384, $1,502, and $1,433, respectively)     14,993          15,670         16,668
   Other operating expenses                                            23,943          26,406         30,191
                                                                    ---------       ---------      ---------
     Income (loss) from operations                                     17,874          (2,532)      (217,324)

Interest expense                                                     (167,821)       (147,980)      (136,191)
Interest income                                                           484             566          4,907
Loss on impairment of marketable securities                                 -          (3,310)       (34,205)
Other nonoperating income (expense), net                                3,027          19,496         (8,330)
                                                                    ---------       ---------      ---------
      Loss before income taxes and continued operations              (146,436)       (133,760)      (391,143)
Net (expense) benefit for income taxes                                   (174)         29,623        116,807
                                                                    ---------       ---------      ---------
     Loss before discontinued operations                             (146,610)       (104,137)      (274,336)

Discontinued operations:
  Income (loss) from discontinued operations (including gain on disposal of $10,346 in 2003 and $1,395 in 2002), net of
     income tax benefit of $6,667 in 2001                               9,955          (5,292)       (10,877)
                                                                    ---------       ---------      ---------

     Net loss                                                        (136,655)       (109,429)      (285,213)
Other comprehensive (loss) income:
  Unrealized loss on marketable securities, net of income tax
    benefit of $5,042 in 2001                                               -          (4,931)        (8,226)
  Reclassification adjustment for accumulated unrealized loss on marketable securities included in net loss, inclusive of
    accumulated income tax expense of $616 in 2002 and net of
    benefit of $12,998 in 2001                                              -           3,926         21,207
                                                                    ---------       ---------      ---------
     Net other comprehensive (loss) income                                  -          (1,005)        12,981
                                                                    ---------       ---------      ---------
     Comprehensive loss                                             $(136,655)      $(110,434)     $(272,232)
                                                                    =========       =========      =========

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
             Consolidated Statements of Common Stockholder's Equity
                                 (In thousands)

                                          Class A Common Stock  Class B Common Stock                                    Accumulated
                                          ------------------------------------------   Additional                          Other
                                           Number       Par      Number       Par       Paid In       Accumulated      Comprehensive
                                          of Shares    Value    of Shares    Value      Capital         Deficit        Income (Loss)
                                          ------------------------------------------------------------------------------------------
January 1, 2001                            45,957     $ 459      9,164      $   92     $ 979,461      $ (432,910)      $ (11,976)
Net loss                                                                                                (285,213)
Common stock issued                           298         3                                6,771
Dividends accrued on
  preferred stocks                                                                       (26,492)
Accretion on preferred stock                                                                 (95)
Recapitalization upon
  reorganization                          (46,255)     (462)    (9,164)        (92)      328,715
Distribution of Pegasus
  Development Corporation
  to parent in reorganization                                                           (114,800)
Contribution of Pegasus
  Broadband
  Communications by
  parent in reorganization                                                                (2,930)
Distribution of guard band
  licenses to parent                                                                     (95,427)
Contribution of parent's
  stock in acquiring
  subscribers                                                                              1,431
Unrealized loss on
  marketable equity
  securities, net of income
  tax benefit of $5,042                                                                                                   (8,226)
Reclassification adjustment
  for realized loss on
  marketable equity
  securities, net of income
  tax of $12,998                                                                                                          21,207
                                          ------------------------------------------------------------------------------------------
December 31, 2001                               -         -          -           -     1,076,634        (718,123)          1,005
Net loss                                                                                                (109,429)
Dividends accrued on
  preferred stock                                                                        (23,457)
Accretion on preferred stock                                                                 (95)
Distributions to parent                                                                 (149,172)
Reclass of prior contribution
  from parent to note
  payable to parent                                                                       (1,431)
Cancellation of company's
  preferred stock owned by
  parent along with related
  dividends and interest on
  dividends                                                                                9,951
Unrealized loss on
  marketable equity
  securities                                                                                                              (4,931)
Reclassification
  adjustment for realized
  loss on marketable
  equity securities,
  inclusive of income tax
  expense of $616                                                                                                          3,926
                                          ------------------------------------------------------------------------------------------
December 31, 2002                               -         -          -           -       912,430        (827,552)              -
Net loss                                                                                                (136,655)
Dividends accrued on
  preferred stock                                                                        (11,729)
Accretion on
preferred stock                                                                           (1,052)
Contributions from parent                                                                  9,869
                                          ------------------------------------------------------------------------------------------
December 31, 2003                               -     $   -          -      $    -     $ 909,518      $ (964,207)      $       -
                                          ==========================================================================================

                                              Treasury Stock
                                          ----------------------           Total Common
                                           Number                          Stockholders's
                                          of Shares         Cost          Equity (Deficit)
                                          ------------------------------------------------
January 1, 2001                                15         $ (695)           $  534,431
Net loss                                                                      (285,213)
Common stock issued                                                              6,774
Dividends accrued on
  preferred stocks                                                             (26,492)
Accretion on preferred stock                                                       (95)
Recapitalization upon
  reorganization                              (15)           695               328,856
Distribution of Pegasus
  Development Corporation
  to parent in reorganization                                                 (114,800)
Contribution of Pegasus
  Broadband
  Communications by
  parent in reorganization                                                      (2,930)
Distribution of guard band
  licenses to parent                                                           (95,427)
Contribution of parent's
  stock in acquiring
  subscribers                                                                    1,431
Unrealized loss on
  marketable equity
  securities, net of income
  tax benefit of $5,042                                                         (8,226)
Reclassification adjustment
  for realized loss on
  marketable equity
  securities, net of income
  tax of $12,998                                                                21,207
                                          --------------------------------------------
December 31, 2001                               -              -               359,516
Net loss                                                                      (109,429)
Dividends accrued on
  preferred stock                                                              (23,457)
Accretion on preferred stock                                                       (95)
Distributions to parent                                                       (149,172)
Reclass of prior contribution
  from parent to note
  payable to parent                                                             (1,431)
Cancellation of company's
  preferred stock owned by
  parent along with related
  dividends and interest on
  dividends                                                                      9,951
Unrealized loss on
  marketable equity
  securities                                                                    (4,931)
Reclassification
  adjustment for realized
  loss on marketable
  equity securities,
  inclusive of income tax
  expense of $616                                                                3,926
                                          --------------------------------------------
December 31, 2002                               -              -                84,878
Net loss                                                                      (136,655)
Dividends accrued on
  preferred stock                                                              (11,729)
Accretion on
preferred stock                                                                 (1,052)
Contributions from parent                                                        9,869
                                          --------------------------------------------
December 31, 2003                               -         $    -            $  (54,689)
                                          ============================================

           See accompanying notes to consolidated financial statements

                     Pegasus Satellite Communications, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                        Year Ended December 31,
                                                                 2003              2002             2001
                                                             ------------      -----------      ------------
Cash flows from operating activities:
   Net loss                                                  $   (136,655)     $   (109,429)    $   (285,213)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Loss (gain) on extinguishments of debt                           510           (16,688)           2,912
     (Gain) loss on derivative instruments                         (1,210)           (2,962)           4,160
     Depreciation and amortization                                168,585           179,017          270,441
     Amortization of debt discount, premium, and deferred
       financing fees                                              26,689            26,408           24,393
     Noncash incentive compensation                                 4,429             1,719            2,096
     Gain on sale of broadcast television stations                (10,347)                -                -
     Bad debt expense                                               9,105            23,809           36,511
     Deferred income taxes                                              -           (29,830)        (122,721)
     Impairment losses recognized                                     829             5,788           34,205
     Payments for broadcast television programming rights          (2,733)           (5,075)          (4,629)
     Patronage capital programming expense offset                 (14,475)          (22,686)         (25,063)
     Other                                                          2,065             5,825            5,988
     Change in current assets and liabilities:
       Accounts receivable                                          1,918               675          (48,732)
       Inventory                                                       34             8,115            7,301
       Deferred subscriber acquisition costs                      (21,046)          (31,086)         (19,421)
       Prepaid expenses                                               845             4,759               92
       Taxes payable                                                    -                 -          (29,620)
       Accounts payable and accrued expenses                      (18,294)           (4,601)           7,424
       Accrued interest                                            19,639            11,335           (1,285)
       Other current assets and liabilities, net                      331               382             (713)
                                                             ------------      ------------     ------------
   Net cash provided by (used for) operating activities            30,219            45,475         (141,874)
                                                             ------------      ------------     ------------
Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized               (21,549)          (26,431)         (20,830)
   Other capital expenditures                                      (2,257)           (3,343)         (21,916)
   Purchases of intangible assets                                    (144)                -          (11,928)
   Proceeds from sales of broadcast television stations            21,593                 -                -
   Purchases of parent's common stock                              (6,041)           (1,927)               -
   Other                                                              789               970             (889)
                                                             ------------      ------------     ------------
   Net cash used for investing activities                          (7,609)          (30,731)         (55,563)
                                                             ------------      ------------     ------------
Cash flows from financing activities:
   Proceeds from notes issued                                           -                 -          175,000
   Borrowings on term loan facilities                             395,500            63,156                -
   Repayments of term loan facilities                            (239,824)           (3,065)         (37,750)
   Repayment of notes                                             (67,895)                -                -
   Net (repayments of) borrowings on revolving credit
     facility                                                           -           (80,000)           8,000
   Proceeds from note payable to parent                                 -           112,301                -
   Repayments of note payable to parent                           (18,092)          (58,482)               -
   Repayments of other long term debt                              (2,656)           (6,002)          (7,585)
   Purchases of outstanding notes                                       -           (25,468)               -
   Cash received upon exchange of notes                             1,948                 -                -
   Restricted cash                                                (59,902)              764             (916)
   Debt financing costs                                           (17,623)             (464)          (9,423)
   Distributions to parent                                              -          (148,795)               -
   Other                                                              (99)              (16)             100
                                                             ------------      ------------     ------------
   Net cash (used for) provided by financing activities            (8,643)         (146,071)         127,426
                                                             ------------      ------------     ------------
Net increase (decrease) in cash and cash equivalents               13,967          (131,327)         (70,011)
Cash and cash equivalents, beginning of year                       13,023           144,350          214,361
                                                             ------------      ------------     ------------
Cash and cash equivalents, end of year                       $     26,990      $     13,023     $    144,350
                                                             ============      ============     ============

           See accompanying notes to consolidated financial statements

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

General

         Pegasus Satellite Communications, Inc. ("Pegasus Satellite") is a direct subsidiary of Pegasus Communications Corporation ("Pegasus Communications"). Pegasus Satellite is a holding company, has issued debt and preferred stock, and is the parent company of Pegasus Media & Communications, Inc. ("Pegasus Media"). Pegasus Media has debt outstanding under a credit agreement and has separate subsidiaries that conduct our direct broadcast satellite business and substantially all of our broadcast television business.

         Pegasus Media's significant operating subsidiaries are Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and Pegasus Broadcast Television, Inc. Pegasus Satellite Television and Golden Sky Systems provide multichannel direct broadcast satellite services as an independent provider of DIRECTV(R) ("DIRECTV") services in specific territories primarily within rural areas within 41 states. DIRECTV is a service of DIRECTV, Inc. Pegasus Broadcast Television owns and/or programs nine television stations affiliated with either CBS Television, Fox Broadcasting Company, United Paramount Network, or The WB Television Network.

         Unless the context otherwise indicates, all references to "we," "us," and "our" refer to Pegasus Satellite together with its direct and indirect subsidiaries.

Significant Risks and Uncertainties

         We have a history of losses principally due to the substantial amounts incurred for interest expense and amortization expense associated with intangible assets. Consolidated net losses were $136.7 million, $109.4 million, and $285.2 million for 2003, 2002, and 2001, respectively. Consolidated interest and amortization expenses were $167.8 million and $116.5 million, respectively, for 2003, $148.0 million and $117.4 million, respectively, for 2002, $136.2 million and $245.4 million, respectively, for 2001.

         We are highly leveraged. At December 31, 2003, we had a combined carrying amount of long term debt, including the portion that is current, and mandatorily redeemable preferred stock outstanding, including associated accrued and unpaid interest, of $1.7 billion. We dedicate a substantial portion of cash to pay amounts associated with debt. In 2003, 2002, and 2001, we paid interest of $118.8 million, $111.0 million, and $113.2 million, respectively. Because we hold the principal operations of Pegasus Communications, Pegasus Communications relies on us as a source of cash to primarily meet its operating, financing, and investing needs. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, the business strategies of DIRECTV, Inc. and the National Rural Telecommunications Cooperative, equipment strategies, technological developments, levels of programming costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit the ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could adversely impact us.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         For 2003, 2002, and 2001, the direct broadcast satellite business had income (loss) from operations of $55.9 million, $38.9 million, and $(165.5) million, respectively. We primarily attribute the improvement in 2003 compared to 2002 to the continuation of the direct broadcast satellite business strategy (discussed below). The loss from the direct broadcast satellite operations for 2002 included an accrued expense for a contract termination fee of $4.5 million that was reversed in 2003. The improvement in 2002 compared to 2001 was primarily a combination of our direct broadcast satellite business strategy, broad based cost reduction measures undertaken in 2002, and a decrease in 2002 of amortization of direct broadcast satellite rights assets of $126.2 million due to a change in amortization of these assets effected in 2002 (see Note 4).

         The direct broadcast satellite strategy focuses on increasing the quality of new subscribers and the composition of our existing subscriber base, enhancing the returns on investment in our subscribers, generating free cash flow, and preserving liquidity. The primary focus of our "Quality First" strategy is to improve the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV offers local channels, and obtaining subscribers who use multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

         Continued improvement in results from operations will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and maintaining adequate margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, that strategy along with other very significant factors, has contributed to a certain extent to the decrease in the number of our direct broadcast satellite subscribers of 153,369 thousand during 2003 and the decrease of $33.6 million in direct broadcast satellite net revenues for 2003 compared to the 2002. These other significant factors include a significant competitive disadvantage that we experience in a large number of our territories in which EchoStar Communications Corporation ("EchoStar"), a competing direct broadcast satellite provider, provides local channels but DIRECTV does not; competition from EchoStar other than with respect to local channels; competition from digital cable providers; our continued focus on enrolling more creditworthy subscribers; our continued unwillingness to aggressively invest retention amounts in low margin subscribers; subscriber reaction to our price increases instituted in 2003; and a reduction in the number of new subscribers we obtain from DIRECTV, Inc.'s national retail chains. The number of territories in which we are disadvantaged by a lack of local channel service increased in 2003 and we believe will continue to increase in the first two quarters of 2004 because of DIRECTV Inc.'s delay in launching its DIRECTV 7S spot beam satellite to provide local channels in markets where EchoStar offers or is introducing local channels, and DIRECTV Inc.'s failure to provide certain of our key markets with local channels. DIRECTV, Inc. according to its most recent statements, intends to launch this satellite in the second quarter of 2004. We expect that our direct broadcast satellite business strategy will result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained. Additionally, we believe that all other factors cited above contributing to our subscriber losses will continue over the near term.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Dividends on all of our 12-3/4% series preferred stock series are in arrears (see Note 5 for further information).

Reliance on DIRECTV, Inc.

         Our principal operating business is the direct broadcast satellite business. For 2003, 2002, and 2001, revenues for this business were 96%, 96%, and 97%, respectively, of total consolidated revenues, and operating expenses for this business were 92%, 92%, and 93%, respectively, of total consolidated operating expenses. Total assets of the direct broadcast satellite business were 91% and 93% of total consolidated assets at December 31, 2003 and December 31, 2002, respectively. As a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         We are in material litigation with DIRECTV, Inc. An outcome in this litigation that is unfavorable to us could have a material adverse impact on our direct broadcast satellite business. Our litigation with DIRECTV, Inc. may have a bearing on our estimation of the useful lives of our direct broadcast satellite rights assets. (See Note 14 for information regarding this litigation.)

Direct Broadcast Satellite Sales and Distribution

         We obtain new subscribers through several channels of distribution. Our marketing efforts related to subscriber acquisition focus on subscribers who are less likely to churn and who are more likely to be interested in more expansive and higher revenue generating programming packages and services, including local and network programming, and the use of multiple receivers. There is a significant emphasis on credit scoring potential subscribers, adding subscribers in markets where DIRECTV offers local channels, and adding subscribers that want multiple receivers. These attributes provide significant competitive advantages that closely correlate to favorable churn performance and cash flow generation, and provide the best return on invested capital.

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

         Independent Retail Network. Our independent retail network consists of dealer relationships. These dealer relationships include over 4,000 independent retailers, consumer electronics, and other retailers serving rural areas. We began the development of our retail network in 1995 in order to distribute DIRECTV in our original DIRECTV exclusive territories in New England. We have expanded this network into 41 states as a result of our acquisitions of DIRECTV rural affiliates since 1996. Today, our retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         We have developed and are continuing to develop programs to make our retail network more effective and valuable to us by eliminating dealers associated with high churn subscribers, establishing eligibility requirements for all of our consumer offers, and providing dealer incentive compensation programs that reward dealers for the acquisition of high quality subscribers.

         Dealers enroll subscribers to our DIRECTV programming, provide them with equipment, and arrange for installation of the equipment. We create and launch the promotions for our DIRECTV programming, equipment, and installations. Once subscribers have been enrolled through this network, they contact us directly to activate their programming.

         In order to facilitate the acquisition of subscribers by our retail network, we have entered into certain distribution arrangements with national distributors (see Two Step Distributor Relationships below) whereby our dealers can obtain DIRECTV equipment systems with equipment subsidies provided by us.

         Direct and Other Sales Channel. We have developed direct sales capabilities to facilitate the acquisition of new subscribers via outbound telemarketing, advertising and marketing driven inbound efforts, and other direct strategies, and to reduce subscriber acquisition costs. We directly enroll subscribers through our direct sales channel and arrange for equipment delivery and installation through distribution arrangements with third party service providers and national distributors.

         We intend to continue subscriber acquisition from other channels such small cable, multichannel multipoint distribution services, and other multichannel video system subscriber conversions, regional consumer electronic outlets, commercial establishments, and certificate based models. In these channels, we can utilize our direct sales capabilities to facilitate equipment delivery and installation through fulfillment arrangements with third party service providers and national distributors. (See Two Step Distributor Relationships below). Once subscribers have been enrolled through these channels, they contact us directly to activate their programming.

         National Retail Chains. We also obtain subscribers to our DIRECTV programming through national retail chains that sell DIRECTV under arrangements directly with DIRECTV, Inc.

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

         Currently, we obtain substantially all of our subscribers through one of two consumer offers: the Pegasus Digital One Plan or the Standard Sale Plan.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The Pegasus Digital One Plan. Under this plan, subscribers are provided with equipment, consisting of one or more receivers, obtain DIRECTV programming for a monthly programming fee, enter into an initial 12 month commitment secured by a credit card, and enjoy the benefits of repair service without additional monthly cost (subject to certain limitations). All subscribers are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. Under this plan, we obtain title to the receivers and remote controls provided to subscribers. Subscribers who terminate service but do not return equipment and access cards are assessed equipment and access card nonreturn fees. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

         Standard Sale Plan. Under this plan, subscribers obtain equipment, consisting of one or more receivers, and obtain DIRECTV programming for a monthly programming fee. All subscribers originated through our Independent Retail Network and Direct Sales Channel are credit scored prior to enrollment, and consumer offers and dealer compensation are modified according to the results. We require most standard sale subscribers to make an initial 12 month programming commitment. Failure to comply with the 12 month commitment, including, in some instances, suspension and discontinuance or downgrading of service, can result in the imposition of cancellation fees intended to reimburse us in part for our cost of special introductory promotional offers, equipment and installation subsidies, and dealer commissions.

2. Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements include the accounts of Pegasus Satellite and its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. Since Pegasus Satellite's common stock is wholly owned by its parent company, computations of per common share amounts are not required nor presented. Prior year amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

Minority interest at December 31, 2003 and 2002 represents an interest in a partnership that is a consolidated entity of Golden Sky Systems.

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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trade Receivables and Related Allowance for Doubtful Accounts

         Trade receivables of our direct broadcast satellite business are primarily comprised of unpaid subscriber billings for programming related services and applicable sales taxes net of an estimated provision for doubtful (uncollectible) accounts. Direct broadcast satellite programming subscription services are generally billed month to month on a staggered basis throughout the month and are billed in advance of services to be rendered for the month. Since direct broadcast satellite subscription services are billed in advance, outstanding billings are adjusted for amounts unearned in arriving at the amount receivable at any period ending date. Pay per view direct broadcast satellite programming purchased is billed as the related service is rendered. Estimates of the allowance for doubtful accounts are based on an assessment of account collection experience relative to the aging of the billings contained in the latest trade receivables balance. The trade receivable balance is segregated into discrete categories based on the amount of time the billings are past due. An uncollectible rate is applied to each aging category based on our historical collection experience for that category in estimating the amount uncollectible within that category. The uncollectible rate increases the longer the aging category is past due. The allowance is periodically reviewed for sufficiency relative to an evaluation of the aging of the billings, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Trade receivables are written off after exhaustion of all reasonable collection efforts, with an offsetting adjustment to the allowance for doubtful accounts.

         Trade receivables of our broadcast television business are primarily comprised of unpaid billings for advertisements aired by our stations net of an estimated provision for uncollectible accounts. Broadcast television advertisers are generally billed for the advertisements after the advertisements have been aired. The trade receivable balance is segregated into discrete categories based on the amount of time the billings are past due. Estimates of the allowance for doubtful accounts are based on our historical collection experience. The allowance is periodically reviewed for sufficiency relative to an evaluation of the aging of the billings or specific accounts identified for further evaluation, and the allowance is adjusted accordingly, with an offsetting adjustment to bad debt expense. Trade receivables are written off after exhaustion of all reasonable collection efforts, with an offsetting adjustment to the allowance for doubtful accounts.

NRTC Patronage Distributions

         Pegasus Satellite Television and Golden Sky Systems are affiliates of the NRTC, a tax exempt entity that is organized to operate on a nonprofit basis. The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Throughout each year, the NRTC bills its members and affiliates the costs incurred by it under its agreement with DIRECTV, Inc., certain other costs incurred by the NRTC relating to associated direct broadcast satellite projects, and margin on the costs of providing direct broadcast satellite services pursuant to the NRTC member agreement for marketing and distribution of direct broadcast satellite services. The most notable service that the NRTC provides to us is programming related to the DIRECTV programming that we provide. We record as expenses the amounts we pay to the NRTC. Members and affiliates that participate in the NRTC's projects may be eligible to receive an allocation of the NRTC's net savings (generally, amounts collected from NRTC members and affiliates in excess of the NRTC's costs) in the form of a patronage distribution through the NRTC's patronage capital distribution program. Generally, each patron who does business with the NRTC receives an annual distribution composed of both patronage capital certificates and cash. The patronage capital certificates represent equity interests in the NRTC. The amount of the distribution is generally based on the ratio of business a patron conducts with the NRTC during a given fiscal year of the NRTC times the NRTC's net savings available for patronage distribution for that year. Throughout each year, we accrue amounts we estimate to receive from the NRTC, with an offsetting reduction to the expenses that were recorded by us for costs incurred with the NRTC during the year. The estimated cash portion of the distribution is recorded in accounts receivable-other and the estimated capital portion is recorded as an investment in the NRTC in other noncurrent assets. Distributions are received in the year subsequent to the year that the accruals are made. Amounts previously accrued are adjusted in the year that distributions are received with a like adjustment to the related expenses in and for the year the distributions are received. Based on past experience, we estimate that a majority of the patronage capital distribution for 2003 to be made in 2004 will be tendered by the NRTC in the form of patronage capital certificates. At December 31, 2003 and 2002, we had accrued in accounts receivable-other $5.5 million and $7.2 million, respectively, and our capital investment in the NRTC included in other noncurrent assets was $76.3 million and $66.2 million, respectively. We have no commitment to fund the NRTC's operations or acquire additional equity interests in the NRTC. The reduction to programming expense, as adjusted for differences between distributions received and amounts previously accrued, was $14.5 million, $22.7 million, and $44.8 million in 2003, 2002, and 2001, respectively.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the respective accounts and, other than for direct broadcast satellite receivers, any resulting gains and losses are included in results of operations. The group depreciation method is employed for direct broadcast satellite receivers, because they consist of a large number of homogenous units at relatively nominal per unit cost to us. Under the group depreciation method, gains and losses resulting from disposals are recorded in accumulated depreciation. Expenditures for repairs and maintenance are charged to expense when incurred. Direct broadcast satellite receivers provided to subscribers that came from inventory and to which we retained title was capitalized at its inventory carrying amount. We ceased carrying such inventory in early 2002. Direct broadcast satellite receivers delivered to subscribers by our authorized dealers to which we take title is capitalized at the amount of the subsidy we pay for the equipment. We have a process in place to recover the receivers or the cost thereof from subscribers in the event subscribers terminate their subscriptions.

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

Impairment of Long Lived Assets

         Impairment is the condition that exists when the carrying amount of a long lived asset exceeds its fair value. For long lived assets that are not depreciable or amortizable, an impairment loss is recognized for the excess of carrying amount over fair value. For long lived assets that are depreciable or amortizable, an impairment loss is recognized only when the carrying amount of the asset exceeds its fair value and the carrying amount is not recoverable. Long lived assets that are not depreciable or amortizable are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Long lived assets that are depreciable or amortizable are reviewed for impairment whenever events or circumstances suggest the carrying amounts may not be recoverable. Our long lived assets that are not depreciable or amortizable consist of broadcast licenses and goodwill. Our long lived assets that are depreciable or amortizable primarily consist of property and equipment, intangibles consisting predominately of direct broadcast satellite rights, and programming rights.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Financing Costs

         Financing costs incurred in obtaining long term financing are deferred and amortized to interest expense over the term of the related financing. We use the straight line method to amortize these costs. Deferred financing costs of $31.3 million, net of accumulated amortization of $32.2 million, and $23.0 million, net of accumulated amortization of $25.2 million, were included in other noncurrent assets at December 31, 2003 and 2002, respectively.

Broadcast Television Assets Sale/Leaseback Transaction

         We retained a continuing interest in broadcast television assets that had been sold and leased back. This sale/leaseback is accounted for under the financing method in which we continue to record and depreciate the related assets and defer the gain resulting from the sale portion of the transaction that would have otherwise been recognized at the date of the sale. In accordance with certain requirements of the financing method, lease payments for the assets leased back are charged to interest expense. The amount of interest expense recorded for the sale/leaseback assets was insignificant in each of 2003, 2002, and 2001. The accounting of the sale/leaseback transaction under the financing method will continue until our continuing interest in the related assets ceases.

Revenues

         Principal revenue of the direct broadcast satellite business is earned by providing our DIRECTV programming on a subscription or pay per view basis. Effective July 1, 2003, we adopted Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF 00-21"). Effective with the adoption of EITF 00-21, certain new subscribers are considered to enroll under multiple deliverable arrangements with equipment, installation, and programming being separate units of accounting. Fees that we charge new subscribers for set up and activation upon initiation of service are included as part of total consideration for these multiple deliverable arrangements. Under these arrangements, revenue allocated to delivered units of accounting is recognized immediately upon delivery. Revenue allocated to undelivered units of accounting is recognized upon their subsequent delivery. The undelivered units of accounting are programming and, in cases where we retain title, the satellite receiving equipment. Standard subscriptions are recognized as revenue monthly at the amount earned and billed, based on the level of programming content subscribed to during the month, as adjusted for allocations to separate units of accounting. Promotional programming provided to subscribers at discounted prices is recognized as revenue monthly at the promotional amount earned and billed, as adjusted for allocations to separate units of accounting. Revenue for pay per view is recognized at the amount billed in the month in which the programming is viewed and earned. Fees that we charged new subscribers for set up and activation upon initiation of service prior to July 1, 2003 were deferred as unearned revenue and recognized as revenue over the expected life of our subscribers of five years. Amounts that we charged for equipment sold and installations arranged by us prior to July 1, 2003 were deferred as unearned revenue and recognized as revenue over the expected life of our subscribers of five years. The fees and amounts deferred prior to July 1, 2003 continue to be recognized over the expected life of our subscribers. The adoption of EITF 00-21 did not have a material impact on our results of operations or financial position.

         In December 2003, the staff of the SEC issued Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104"). SAB 104 superseded Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The principal impact of SAB 104 was the incorporation of the provisions of EITF 00-21. The other revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. SAB 104 had no impact on us since we had adopted EITF 00-21 prior to SAB 104.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Principal revenue of the broadcast television business is earned by selling advertising airtime. This revenue is recognized when the advertising spots are aired.

Subscriber Acquisition Costs and Advertising Expenses

         Subscriber acquisition costs are incurred when we enroll new subscribers to our DIRECTV programming. These costs consist of the portion of programming costs associated with promotional programming provided to subscribers, equipment related subsidies paid to distributors and applicable costs incurred by us, installation costs and related subsidies paid to dealers, dealer commissions, advertising and marketing costs, and selling costs. Our subscriber acquisition costs may be expensed, deferred, or capitalized, as explained below.

         Promotional programming costs, which are included in promotions and incentives expense on the statement of operations and comprehensive loss, are charged to expense when incurred. Promotional programming amounted to $3.5 million, $2.1 million, and $2.3 million in 2003, 2002, and 2001, respectively. Equipment costs and related subsidies and installation costs and related subsidies, which are included in promotions and incentives on the statement of operations and comprehensive loss, are charged to expense when the equipment is delivered and the installation occurs, respectively. Dealer commissions, advertising and marketing costs, and selling costs, which are included in advertising and selling on the statement of operations and comprehensive loss, are charged to expense when incurred. Subscriber acquisition costs expensed as included in the accompanying consolidated statements of operations and comprehensive loss were $37.6 million, $44.5 million, $145.1 million in 2003, 2002, and 2001, respectively. These amounts exclude amounts capitalized or deferred, as discussed below.

         Under certain of our subscription plans for DIRECTV programming, we take title to equipment provided to subscribers. Applicable costs and subsidies related to this equipment are capitalized as fixed assets and depreciated. Direct broadcast satellite equipment capitalized during 2003, 2002, and 2001 was $22.1 million, $27.0 million, and $20.8 million, respectively.

         We also have subscription plans for our DIRECTV programming that contain minimum service commitment periods. These plans have early termination fees for subscribers should service be terminated by subscribers before the end of the commitment period. Direct and incremental subscriber acquisition costs associated with these plans are deferred in the aggregate not to exceed the amounts of applicable termination fees. Direct and incremental subscriber acquisition costs are less than the contractual revenue from the plans over the minimum service commitment period of 12 months. These costs are amortized over the commitment period and are charged to amortization expense. Direct and incremental subscriber acquisition costs consist of equipment costs and related subsidies not capitalized as fixed assets, installation costs and related subsidies, and dealer commissions. Direct and incremental subscriber acquisition costs in excess of termination fee amounts are expensed immediately and charged to promotion and incentives or advertising and selling, as applicable, in the statement of operations and comprehensive loss. Subscriber acquisition costs deferred in 2003, 2002, and 2001 were $21.1 million, $31.1 million, and $19.4 million, respectively. Amortization of deferred subscriber acquisition costs was $24.7 million, $30.6 million, and $4.2 million for 2003, 2002, and 2001, respectively.

         Total subscriber acquisition costs expensed, capitalized, and deferred were $80.9 million, $102.6 million, and $185.3 million in 2003, 2002, and 2001, respectively.

         Total advertising expenses incurred for all of our operations were $6.4 million, $6.4 million, and $18.0 million for 2003, 2002, and 2001, respectively.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Subscriber Related Expenses

         Other subscriber related expenses associated with our direct broadcast satellite business include infrastructure costs billed to us by the NRTC, expenses associated with call centers, bad debt expense, franchise fees, and other expenses that vary with changes in our number of subscribers served. Franchise fees represent payments made to the NRTC in accordance with the NRTC member agreement for marketing and distribution of direct broadcast satellite services. Fees are calculated based on certain revenues earned by us.

Broadcast Television Barter Transactions

         The broadcast television stations that we own and operate obtain programming for viewing from the networks they are affiliated with, as well as from independent producers and syndicators. Broadcast television barter transactions represent the exchange of advertising time for programming, except those involving the exchange of advertising time for network programming. We do not report revenue or expenses for barter transactions involving the exchange of advertising time for network programming. Barter transactions are reported at the fair market value of the advertising time relinquished. Barter programming revenue and the related programming expense are recognized at the time that the advertisement is broadcast. For 2003, 2002, and 2001, $7.4 million, $8.6 million, and $6.6 million, respectively, related to barter transactions were included in revenue and programming expense of broadcast television and other operations in the statements of operations and comprehensive loss.

Deferred Income Taxes

         We account for deferred income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. A valuation allowance is recorded for a deferred income tax assets balance when it is more likely than not that the benefits of the net tax asset balance will not be realized.

Accretion on Notes Issued at a Discount and Amortization of Premium and Discount on Other Notes

         For Pegasus Satellite's 13-1/2% senior subordinated discount notes due March 2007, the discount from their full face value is accreted to interest expense and the carrying amount of the notes over the discount period that ends with the date that cash interest begins to accrue, at which time the carrying amount of the notes will equal their full face value. Cash interest begins to accrue for these notes in March 2004.

         Discount or premium recognized on other notes issued is amortized to interest expense and the carrying amount of the notes over the term of the related notes at the effective rate of interest of the notes when issued.

Dividends and Accretion on Mandatorily Redeemable Cumulative Preferred Stock

         Dividends accrued and unpaid associated with Pegasus Satellite's 12-3/4% series mandatorily redeemable cumulative preferred stock are recorded as a liability separate from the liquidation preference value of the stock. The liquidation preference value of this series is recorded as a separate liability. The discount at initial issuance from its full liquidation preference value is initially recorded at the amount of the discounted cash proceeds or consideration received. The difference between the carrying amount and the full liquidation preference value is amortized to interest expense and to the carrying amount of the preferred stock over the period that ends with the date that the stock first becomes redeemable, at which time the carrying amount of the stock will equal its full liquation par value. The amortization of the discount is recorded to interest expense because the 12-3/4% preferred stock is classified as a liability.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

         Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables, cash, and cash equivalents. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers comprising our subscriber and customer base and their dispersion across varied businesses and geographic regions. At December 31, 2003 and 2002, no significant concentrations of credit risk existed.

New Accounting Pronouncements

         Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was originally issued by the Financial Accounting Standards Board ("FASB") in January 2003 and was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. For those entities that are not considered to be special-purpose entities, as defined, the FASB has deferred the effective date for applying the provisions of FIN 46 to the end of the first reporting period ending after March 15, 2004 for public entities that are not small business issuers.

         We believe that it is reasonably possible that Pegasus Satellite will initially consolidate or disclose information about the following variable interest entities upon the implementation of FIN 46.

KB Prime Media Companies

         We entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon, our and Pegasus Communications' chairman of the board of directors and chief executive officer, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement, as later amended and modified, we agreed to provide and maintain collateral for the principal amount of bank loans to Mr. Butcher, his affiliated entities, and the minority owner. Mr. Butcher and the minority owner are required to lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher (the "KB Prime Media Companies") for the acquisition of broadcast television stations to be programmed by us pursuant to local marketing agreements or for which we have the right to sell all of the advertising time pursuant to sales agreements. Under the 1998 agreement, as amended, the KB Prime Media Companies granted us an option to purchase all of its broadcast station licenses, permits, and/or assets, in whole or in part, if and when permitted by applicable FCC rules and regulations. The option price is based upon the cost attributed to an asset, plus compound interest at 12% per year. The arrangement with Mr. Butcher permits us to realize the benefit or cost savings for programming and collecting revenues from two or more stations in a television market where the FCC's ownership rules would otherwise prohibit outright ownership.

         Pursuant to these arrangements, at December 31, 2003, we had $6.6 million of cash being used to collateralize the bank loans. The KB Prime Media Companies are required to repay the bank loans with proceeds received from the disposition of assets.

         We and KB Prime Media Companies amended the 1998 agreement effective February 1, 2004 to, among other things, (i) decrease the annual interest rate from 12% to a rate equal to the borrowing interest rate of the KB Prime Media Companies (2.6% as of December 31, 2003) plus 3% and (ii) limit the amount of corporate expenses that would be reimbursed.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The KB Prime Media Companies' assets and its operations that are not subject to local marketing agreements are not significant to Pegasus Satellite. At December 31, 2003, Pegasus Satellite's maximum exposure to loss as a result of its involvement with the KB Prime Media Companies is $6.6 million, representing the collateral provided with respect to the KB Prime Media Companies' bank loans.

Pegasus Communications

         Pegasus Satellite has acquired from unaffiliated parties 657,604 shares of Pegasus Communications' Class A common stock. At December 31, 2003, the carrying amount of the shares was $8.0 million.

         In addition to its investment in Pegasus Satellite, Pegasus Communications and its subsidiaries other than Pegasus Satellite hold two Ka band satellite licenses granted by the Federal Communications Commission ("FCC"), hold intellectual property rights licensed from Personalized Media Communications L.L.C., hold FCC licenses to provide terrestrial communications services in the 700 MHZ spectrum, are developing a business to provide broadband internet access in rural areas, and provide management services to Pegasus Satellite. At December 31, 2003, the carrying value of the foregoing licenses and intellectual property held by subsidiaries of Pegasus Communications other than Pegasus Satellite was $158.5 million. At December 31, 2003, Pegasus Communications and its subsidiaries other than Pegasus Satellite also held $55.9 million of cash, had a note receivable from Pegasus Satellite with a balance of $45.7 million and owned an aggregate of $115.7 million of redeemable preferred stock and related dividends outstanding at Pegasus Satellite.

         At December 31, 2003, Pegasus Satellite's maximum exposure to loss as a result of its investment in Pegasus Communications is $8.0 million, representing the carrying amount of the shares of Class A common stock of Pegasus Communications.

3. Property and Equipment

         Property and equipment, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2003 and 2002 (in thousands):

                                                                          2003                 2002
                                                                         -------             -------
Towers, antennas, and related equipment (7 to 20 years)................  $ 7,494             $ 6,844
Television broadcasting and production equipment (7 to 10 years).......   17,201              16,922
Equipment, furniture, and fixtures (5 to 10 years).....................   33,245              32,433
Direct broadcast satellite equipment capitalized (3 years).............   65,778              56,280
Building and improvements (up to 40 years).............................   16,993              16,497
Land...................................................................      536                 536
Other..................................................................    2,241               3,841
                                                                         -------             -------
                                                                         143,488             133,353
Accumulated depreciation...............................................  (75,071)            (63,402)
                                                                         -------             -------
Property and equipment, net............................................  $68,417             $69,951
                                                                         =======             =======

         Total depreciation expense was $25.2 million, $25.9 million, and $15.1 million for 2003, 2002, and 2001, respectively. Depreciation expense associated with direct broadcast satellite equipment capitalized was $18.0 million, $16.3 million, and $5.4 million for 2003, 2002, and 2001, respectively.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.      Intangible Assets and Goodwill

         In conjunction with adopting Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in the first quarter 2002, effective on January 1, 2002, we reassessed the estimated useful lives of our direct broadcast satellite rights assets to expire in November 2016. Prior to our reassessment, our broadcast satellite rights assets had estimated useful lives of 10 years from the date we obtained the rights. As a result of our reassessment, we extended the estimated useful lives of the unamortized carrying amount of these assets at January 1, 2002 to approximately 15 years from that date. As a result of the change in useful life, amortization expense for broadcast satellite rights was $110.5 million in 2002 compared to $236.7 million in 2001. The lives of our broadcast satellite rights are subject to litigation. (See Note 14 for information regarding this litigation.)

         The term "intangible asset or assets" means an intangible asset or assets other than goodwill. Intangible assets, along with the applicable estimated useful life of each category, consisted of the following at December 31, 2003 and 2002 (in thousands):

                                                                          2003                2002
                                                                       ----------          ----------
Assets subject to amortization:
    Cost:
       Direct broadcast satellite rights (remaining life of 13
         years at December 31, 2003)...............................    $2,289,137          $2,289,068
       Other (2 to 40 years) ......................................        48,242              48,179
                                                                       ----------          ----------
                                                                        2,337,379           2,337,247
                                                                       ----------          ----------
    Accumulated amortization:
       Direct broadcast satellite rights...........................       862,903             752,396
       Other.......................................................        37,879              32,396
                                                                       ----------          ----------
                                                                          900,782             784,792
                                                                       ----------          ----------
Net assets subject to amortization.................................     1,436,597           1,552,455
Assets not subject to amortization:
    Broadcast television licenses..................................        12,419              12,419
                                                                       ----------          ----------
Intangible assets, net.............................................    $1,449,016          $1,564,874
                                                                       ==========          ==========

         Total amortization expense was $116.0 million, $117.4 million, $245.4 million, and $187.1 million for 2003, 2002, and 2001, respectively.

         We determined that our broadcast licenses had indefinite lives because under past and existing Federal Communications Commission's regulations the licenses can be routinely renewed indefinitely with little cost. In accordance with FAS 142, intangible assets with indefinite lives are not subject to amortization commencing upon our adoption of FAS 142. At December 31, 2003 and 2002, total goodwill had a carrying amount of $15.0 million and $15.8 million, respectively, and was entirely associated with our Broadcast operations. In accordance with FAS 142, goodwill is not subject to amortization commencing upon our adoption of FAS 142 on January 1, 2002. Because the carrying amount of goodwill is not significant, it is included in other noncurrent assets on the balance sheet.

         A reconciliation of net loss, as reported in arriving at the net loss, as adjusted for the effects of applying FAS 142 for 2001 is as follows (in thousands):

                                                                            2001
                                                                          --------
Net loss, as reported..............................................       $(285,213)
Add back goodwill amortization.....................................             436
Add back amortization on broadcast television licenses.............             411
Adjust amortization for change in useful life of direct broadcast
  satellite rights assets..........................................          71,935
                                                                          ---------
Net loss, as adjusted..............................................       $(212,431)
                                                                          =========

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The estimated aggregate amount of amortization expense for intangible assets subject to amortization for each of the next five years based on the balance of these assets at December 31, 2003 is $115.9 million, $113.9 million, $111.2 million, $110.5 million, and $110.5 million, respectively.

5. Mandatorily Redeemable Preferred Stock

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

         Pegasus Satellite's 12-3/4% series preferred stock is mandatorily redeemable on January 1, 2007 at its liquidation preference value, plus accrued and unpaid dividends on that date. This series of preferred stock is a financial instrument within the scope of FAS 150 that has the characteristics of a liability as specified therein. Accordingly, we classified the combined liquidation preference value of and unamortized original issue discount for the series of $84.5 million on the date of our adoption of FAS 150 on July 1, 2003 as a noncurrent liability in "Mandatorily redeemable preferred stock" on the balance sheet. Also, we classified the dividends accrued and unpaid balance for the series of $17.6 million on the date of adoption of FAS 150 as a separate other noncurrent liability. Dividends accrued and accretion of discount associated with this series on and after the date of our adoption of FAS 150 have been charged to interest expense, with accrued and unpaid dividends being classified to a noncurrent liability. The dividends for this series are classified as noncurrent because we have the ability and intent to not declare or pay the dividends within the next 12 months. In the periods presented prior to our adoption of FAS 150, the 12-3/4% series was presented on the balance sheet as "Redeemable preferred stock" between liabilities and stockholders' equity for the combined amount of its liquidation preference value, dividends accrued and unpaid thereon, and unamortized discount. Dividends accrued and accretion of discount for the series in periods prior to our adoption of FAS 150 were charged to additional paid in capital and included in preferred dividend requirements for per share calculations.

         The combined balance of the 12-3/4% series at December 31, 2003 was $224.6 million, consisting of $177.7 million of mandatorily redeemable preferred stock and $46.9 million of accrued and unpaid dividends in other noncurrent liabilities, compared to the balance of the series at December 31, 2002 of $199.0 million in redeemable preferred stock. The change was due to dividends accrued of $23.5 million and accretion of discount of $2.1 million. The liquidation value of the series at December 31, 2003 was $230.9 million.

         Each whole share of this series has a liquidation preference value of $1,000 plus accrued and unpaid dividends. Dividends are payable in cash semiannually on January 1 and July 1, when declared, and are payable on a cumulative basis when in arrears. Subject to certain conditions, the series is exchangeable in whole at the option of Pegasus Satellite for its 12-3/4% senior subordinated exchange notes due 2007. The exchange notes would contain substantially the same redemption provisions, restrictions, and other terms as the preferred stock. At December 31, 2003, no shares had been exchanged for notes. At its option, Pegasus Satellite may redeem the series in whole or part at redemption prices specified in the certificate of designation for this series. On January 1, 2007, Pegasus Satellite is scheduled to redeem all of the shares of the series outstanding at that date at a redemption price equal to the liquidation preference value per share plus accrued and unpaid dividends. The series ranks senior to all other outstanding classes or series of capital stock with respect to dividend rights and rights on liquidation.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         As permitted by the certificate of designation for this series, the board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. The board of directors has not declared any of the scheduled semiannual dividends for this series since January 1, 2002. Dividends in arrears at December 31, 2003 were $35.2 million, with accrued interest thereon of $5.2 million. An additional $11.7 million of dividends payable on January 1, 2004 were not declared or paid and became in arrears on that date. Dividends not declared accumulate in arrears and incur interest at a rate of 14.75% per year until paid.

         At December 31, 2003, the number of shares of 12-3/4% series outstanding for Pegasus Satellite was 183,978, of which 92,156 were owned by Pegasus Communications. Of the liquidation preference value, accrued dividends, dividends in arrears, and interest on dividends in arrears at December 31, 2003 for this series, the following amounts were associated with Pegasus Communications ownership interest in the series: $92.2 million; $23.4 million; $17.6 million; and $2.6 million, respectively. Of the dividends not declared on January 1, 2004, $5.9 were associated with Pegasus Communications' ownership interest.

6. Long Term Debt

          Long term debt consisted of the following at December 31, 2003 and 2002 (in thousands):

                                                                                   2003                   2002
                                                                                ----------             ----------
Initial term loan facility of Pegasus Media due April 2005........              $   75,631             $  269,500

Note payable to Pegasus Communications, interest is variable;
    principal due June 2005.......................................                  45,724                 55,250

12-1/2% senior subordinated notes of Pegasus Media due July 2005,
    net of unamortized discount of $813 thousand..................                       -                 67,082

Incremental term loan facility of Pegasus Media due July 2005.....                  17,636                 62,841

9-5/8% senior notes of Pegasus Satellite due October 2005.........                  81,591                115,000

Tranche D term loan facility of Pegasus Media due July 2006, net of
    unamortized discount of $4.2 million..........................                 295,025                      -

12-3/8% senior notes of Pegasus Satellite due August 2006.........                 158,205                195,000

9-3/4% senior notes of Pegasus Satellite due December 2006........                  71,055                100,000

13-1/2% senior subordinated discount notes of Pegasus Satellite due March 2007, net of unamortized discount of $2.7 million and
  $22.7 million, respectively.....................................                 126,076                138,515

12-1/2% senior notes of Pegasus Satellite due August 2007.........                 118,521                155,000

Term loan facility of Pegasus Satellite due August 2009, net of
    unamortized discount of $8.5 million..........................                  94,221                      -

11-1/4% senior notes of Pegasus Satellite due January 2010, net of
    unamortized net premium of $1.0 million.......................                 341,893                175,000

Other note due 2004 with stated interest of 6.75%.................                      25                  2,674
                                                                                ----------             ----------
                                                                                 1,425,603              1,335,862
Less current maturities...........................................                   3,025                  5,631
                                                                                ----------             ----------
Long term debt....................................................              $1,422,578             $1,330,231
                                                                                ==========             ==========

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         In July 2003, Pegasus Media entered into a new letter of credit facility with a bank for a maximum amount of $59.0 million that terminates in July 2004. Letters of credit issued are in favor of amounts owed to the National Rural Telecommunications Cooperative by subsidiaries of Pegasus Media. We pay an annual fee of 1.75% prorated quarterly of the amount of letters of credit outstanding for this facility. Outstanding letters of credit are collateralized by cash provided by us in an amount equal to 105% of the letters of credit outstanding. We are entitled to all earnings earned by the cash collateral. Cash collateral provided by us is reported as restricted cash within current assets on the consolidated balance sheets. The aggregate amount of letters of credit outstanding under this facility at December 31, 2003 was $59.0 million. The amount of restricted cash for this facility was $61.9 million at December 31, 2003.

         In August 2003, Pegasus Satellite borrowed all of the $100.0 million financing available under a term loan agreement with a group of institutional lenders. This term loan is senior to all existing and future indebtedness of Pegasus Satellite. All unpaid principal and interest is due August 1, 2009. The rate of interest on outstanding principal is 12.5%. Interest accrues quarterly, of which 48% is payable in cash and 52% is added to principal. Interest added to principal is subject to the full compounded rate of interest of 12.5%. Principal may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 103% in the first year, 102% in the second year, and 101% in the third year. Principal repaid may not be reborrowed. Proceeds of the borrowing were used as follows: $69.3 million to redeem all of the outstanding principal and associated accrued interest of Pegasus Media's 12-1/2% notes (see below); $2.5 million for costs associated with the term loan agreement; and $28.2 million to fund cash collateral placed into Pegasus Media's letter of credit facility referred to above. The total debt financing costs incurred for this agreement were $5.5 million, which have been deferred and are being amortized and charged to interest expense over the term of the agreement. In connection with the term loan agreement, Pegasus Communications issued 1.0 million warrants to purchase 1.0 million shares of nonvoting common stock to the group of institutional investors providing the funds for the term loan financing. A portion of the proceeds of the loan amounting to $8.8 million was attributed to the warrants based on the warrants' relative fair value to the overall consideration in the transaction. The amount attributed to the warrants was recorded as a discount to the amount of the term loan borrowed, and is being amortized and charged to interest expense over the term of the term loan facility.

         In September 2003, all of the remaining outstanding principal of Pegasus Media's 12-1/2% senior subordinated notes due July 2005 of $67.9 million was redeemed, and accrued interest associated with the notes to the date of redemption of $1.4 million was paid. The carrying amount of the notes of $67.3 million and unamortized debt issue costs for the notes of $456 thousand were written off upon redemption of the notes, and a loss of $1.1 million on the redemption was recorded in other nonoperating expenses in the statement of operations.

         Pegasus Media has a credit agreement containing a term loan facility, an incremental term loan facility, and a Tranche D term loan facility. Amounts outstanding under Pegasus Media's credit agreement are senior to other indebtedness. Amounts borrowed under the agreement are collateralized by substantially all of the assets of Pegasus Media and its subsidiaries. The agreement contains certain financial covenants. For each facility, Pegasus Media has the option of selecting the applicable interest rate, between either the lender's base rate plus an applicable margin or LIBOR plus an applicable margin. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         In October 2003, Pegasus Media amended and restated its credit agreement. This amendment created a new $300.0 million Tranche D term loan facility. Pegasus Media borrowed the full $300.0 million under this facility, less a discount of 1.5%, or $4.5 million, for net proceeds of $295.5 million. Proceeds of the borrowing were used as follows: 1) repay outstanding initial term loan principal under the credit agreement of $190.6 million, plus accrued interest thereon of $539 thousand; 2) repay outstanding incremental term loan principal under the credit agreement of $44.4 million, plus accrued interest thereon of $126 thousand; 3) repay the entire amount outstanding for a revolving credit facility formerly in place under the credit agreement of $52.0 million, plus accrued interest thereon and other amounts related to the facility of $166 thousand; and 4) pay costs associated with the financing of $5.4 million. The remaining proceeds of $2.2 million were used for working capital and general corporate purposes. The debt financing costs incurred for this borrowing aggregating $9.4 million and the discount incurred on the amount borrowed are being amortized and charged to interest expense over the term of the loan. Outstanding principal under Tranche D is required to be repaid quarterly at ..25%, or $750 thousand, of the total facility amount, with the balance and any accrued and unpaid interest due at the maturity of the facility on July 31, 2006. We may elect an interest rate for outstanding principal on Tranche D loans of either 1) 7.00% plus the greater of (i) the LIBOR rate and (ii) 2.0% or 2) the prime rate plus 6.00%. Outstanding principal of the Tranche D loans is not permitted to be repaid until all amounts for the initial and incremental term loans under Pegasus Media's credit agreement are paid in full. Thereafter, principal of the Tranche D loans may be repaid prior to its maturity date, but principal repaid within three years from the initial date of borrowing bears a premium of 3% in the first year, 2% in the second year, and 1% in the third year. Principal repaid may not be reborrowed. The weighted average variable rate of interest including applicable margins on principal outstanding under this facility at December 31, 2003 was 9.0%.

         The proceeds from the Tranche D borrowing of $190.6 million used to repay principal outstanding under the initial term loan facility of Pegasus Media's credit agreement were applied to all scheduled quarterly principal amounts due through March 31, 2005 for this facility. Accrued interest at the time of this principal repayment of $539 thousand was also repaid from the proceeds of the Tranche D borrowing. All remaining principal and unpaid interest for this facility are payable when the facility expires on April 30, 2005. No further funds are available to be borrowed under this facility, and principal repaid under this facility may not be reborrowed. Margins on this facility are 2.5% for base rates and 3.5% for LIBOR rates. The weighted average variable rates of interest including applicable margins on principal outstanding under this facility were 4.69% and 5.31% at December 31, 2003 and 2002, respectively.

         The proceeds from the Tranche D borrowing of $44.4 million used to repay principal outstanding under the incremental term loan facility of Pegasus Media's credit agreement were applied to all scheduled quarterly principal amounts due through June 30, 2005 for this facility. Accrued interest at the time of this principal repayment of $126 thousand was also repaid from the proceeds of the Tranche D borrowing. All remaining principal and unpaid interest for this facility are payable when the facility expires on July 31, 2005. No further funds are available to be borrowed under this facility, and principal repaid under this facility may not be reborrowed. Margins on this facility are 2.5% for base rates and 3.5% for LIBOR rates. The weighted average variable rates of interest including applicable margins on principal outstanding under this facility were 4.69% and 5.31% at December 31, 2003 and 2002, respectively.

         In December 2003, Pegasus Media entered into a new revolving credit facility with an aggregate commitment of $20.0 million that expires July 31, 2006. However, availability under the new revolving credit facility is limited, such that the aggregate amount of debt outstanding under this facility and Pegasus Media's credit agreement cannot exceed $410.0 million through July 31, 2005 and $250.0 million thereafter. Amounts available to be borrowed under the revolving credit facility are reduced by amounts outstanding for letters of credit issued under the facility. Borrowed amounts repaid may be reborrowed. At December 31, 2003, the amount available to be borrowed under the revolving credit facility was $17.5 million. We may elect an interest rate for outstanding principal under this facility at either 1) 7.00% plus the greater of (i) the LIBOR rate and (ii) 2.0% or 2) the base rate plus 6.00%. The base rate is the higher of the Federal funds rate plus 1% or the prime rate. Interest on outstanding principal borrowed under the Federal funds rate or prime rate is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Any aggregate commitment amount in excess of the outstanding principal borrowed and letters of credit under this facility is subject to a commitment fee at an annual rate of 1.50% payable quarterly.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         During 2003, Pegasus Satellite completed a series of exchanges in which was issued an aggregate of $165.9 million principal amount of 11-1/4% notes in exchange for $168.1 million principal amount of our outstanding notes, consisting of $33.4 million of 9-5/8% notes, $28.9 million of 9-3/4% notes, $36.5 million of 12-1/2% notes, $36.8 million of 12-3/8% notes, and $32.5 million of 13-1/2% notes. All of the above exchanges except one were accounted for as exchanges because the net present values of the cash flows of the respective series in these exchanges were not substantially different. Accordingly, no gain or loss was recognized. The unamortized balances of debt issue costs associated with the previously outstanding notes received in these exchanges remained as previously recorded and are being amortized to interest expense over the remainder of the term of the new notes issued in these exchanges. Generally, in exchanges of debt that are not extinguishments there are no changes in the net carrying amounts of debt recorded before and after the exchanges. However, a net premium of $1.0 million resulted from these exchanges for the aggregate net difference in principal amounts involved and net cash received by us.

         One of the above exchanges was recorded as an extinguishment because the net present values of the cash flows of the respective series in the exchange were substantially different. In this exchange, we issued $9.1 million principal amount of 11-1/4% notes with a fair value of $8.6 million for $9.5 million aggregate principal amount of 9-3/4% notes and 13-1/2% notes with an aggregate carrying amount of $9.2 million plus aggregate unamortized debt issue costs of $142 thousand. We recorded a gain of $543 thousand in other nonoperating income on the statement of operations for this extinguishment.

         Pegasus Satellite's 9-5/8% senior notes due October 2005, 9-3/4% senior notes due December 2006, and 12-1/2% senior notes due August 2007 are effectively subordinated to all liabilities of our subsidiaries and are on parity with other senior indebtedness of Pegasus Satellite. Pegasus Satellite presently has the option to redeem the 9-5/8% notes, 9-3/4% notes, and the 12-1/2% notes, each at prices specified in the indenture for each respective note. Interest is payable semiannually on April 15 and October 15 for the 9-5/8% notes, June 1 and December 1 for the 9-3/4% notes, and February 1 and August 1 for the 12-1/2% notes. Pegasus Satellite's 12-3/8% senior notes due August 2006 and 11-1/4% senior notes due January 2010 are unsecured senior obligations. They rank senior to subordinated indebtedness of Pegasus Satellite and rank equally in right of payment with its other senior indebtedness. The 13-1/2% senior subordinated discount notes due March 2007 are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness of Pegasus Satellite. The discount on the 13-1/2% notes will be fully amortized at March 1, 2004, at which time cash interest begins to accrue. Each of these series of notes rank junior to the indebtedness of our subsidiaries, including their subordinated indebtedness. Pegasus Satellite has the option to redeem any or all of the 12-3/8% notes commencing August 1, 2003 and the 13-1/2% notes commencing March 1, 2004, each at prices specified in their respective indentures. Pegasus Satellite has the option to redeem 35% of the 11-1/4% notes prior to January 15, 2005 at a price of 111.25% of their face amount, plus accrued interest, with the net proceeds of certain equity offerings. Otherwise, Pegasus Satellite can redeem any or all of the 11-1/4% notes anytime on and after January 15, 2006 at prices specified in the indenture for the notes. Subject to certain exceptions described in the indenture, Pegasus Satellite must offer to repurchase each of these notes if certain assets of Pegasus Satellite or its restricted subsidiaries are sold or if changes in control specified in the indentures occur with respect to Pegasus Satellite, its subsidiaries, or Pegasus Communications. Interest is payable semiannually on February 1 and August 1 for the 12-3/8% notes, March 1 and September 1 for the 13-1/2% notes after cash interest begins to accrue, and January 15 and July 15 for the 11-1/4% notes.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         All principal on Pegasus Satellite's promissory note to Pegasus Communications is due at maturity of the note. In January 2004, the due date of the note was extended from June 2005 to June 2007. The interest rate on the note is based on the interest rate with margins incurred with respect to Pegasus Media's term loan facilities, plus an additional 1%. Interest is added to principal quarterly. Principal of the note may be repaid in whole or in part at any time without penalty, and amounts repaid may be reborrowed. The weighted average variable rate of interest on principal outstanding under this note was 5.69% and 6.31% at December 31, 2003 and 2002, respectively.

         The indentures for each of the notes and provisions of the Pegasus Media's credit agreement and Pegasus Satellite's term loan agreement generally limit the ability of the issuing companies and their respective subsidiaries in varying degrees to, among other things, sell assets, incur additional indebtedness and create liens, issue or sell other securities, make certain payments, including dividends and investments, transfer cash, engage in certain transactions with affiliates, and merge or consolidate.

         In 2002, Pegasus Satellite purchased $31.9 million in maturity value of its 13-1/2% senior subordinated discount notes due March 2007 and $17.1 million in maturity value of Pegasus Media's 12-1/2% senior subordinated notes due July 2005 in negotiated transactions with unaffiliated holders. The aggregate amount paid for the notes was $25.5 million, and the aggregate carrying amount of the notes at the dates of purchase was $42.2 million, net of associated unamortized discount and deferred financing fees. As a result, a net gain of $16.6 million was recorded in other nonoperating expenses in the statement of operations.

         In 2001, we wrote off unamortized balances aggregating $2.9 million for deferred financing costs associated with debt repaid and credit agreements terminated during the year, which was charged to other nonoperating expenses in the statement of operations.

         Aggregate commitment fees incurred under all credit facilities outstanding in the respective periods were $428 thousand, $910 thousand, and $999 thousand for 2003, 2002, and 2001, respectively.

         Scheduled maturities of long term debt at their stated maturity values and principal amounts and repayment of principal outstanding under all credit facilities based on amounts outstanding at December 31, 2003 for the next five years are $3.0 million in 2004, $223.6 million in 2005, $522.5 million in 2006, $247.3 million in 2007, and $0 in 2008. In January 2004, the due date of Pegasus Satellite's note payable to Pegasus Communications with outstanding principal at December 31, 2003 of $45.7 million was extended from June 2005 to June 2007.

         In February 2004, Pegasus Media and its lenders entered into an amendment to its credit facility. The amendment, among other things, allows us to incur additional senior secured debt such that we and Pegasus Media can have total senior secured debt of up to $650.0 million.

7. Leases

         We lease certain buildings, vehicles, and various types of equipment through separate operating lease agreements. The operating leases expire at various dates through 2009. Rent expense for all rentals and leases was $3.3 million, $2.9 million, and $3.5 million for 2003, 2002, and 2001, respectively. At December 31, 2003, minimum lease payments on noncancellable operating leases with terms in excess of one year scheduled for the next five years were $3.0 million in 2004, $2.7 million in 2005, $2.2 million in 2006, $677 thousand in 2007, and $59 thousand in 2008, and $10 thousand thereafter.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         At December 31, 2003, minimum lease payments associated with assets subject to sale/leaseback scheduled for the next five years were $870 thousand in 2004, $904 thousand in 2005, $940 thousand in 2006, $978 thousand in 2007, $1.0 million in 2008, and $1.6 million thereafter. Payments for these leases are recorded to interest expense. Leases for property subject to sale/leaseback are scheduled to expire in 2010. We had no capital leases at December 31, 2003.

8. Other Operating Expenses

         Other operating expenses for 2003, 2002, and 2001 included expenses associated with the DIRECTV, Inc. litigation of $12.3 million, $12.4 million, and $21.4 million, respectively. (See Note 14 for information concerning this litigation.)

9. Impairments

         We recognized impairment losses of $829 thousand and $6.0 million in 2003 and 2002, respectively. These losses are contained within other operating expenses on the statement of operations and comprehensive loss. Of these amounts, $670 thousand and $2.0 million were associated with programming rights of our broadcast television operations for 2003 and 2002, respectively. The fair values of the affected programming rights and the impairments and amount of the losses were based upon the present value of the expected cash flows associated with the related programming agreements that provide the rights. Also in 2002, we wrote off $2.1 million of costs for intangible assets and $1.5 million for certain set top boxes that had no future benefit to us.

         During 2002, we determined that our sole investment in the equity securities of another company had incurred an other than temporary decline in market value to zero. Accordingly, we wrote down the carrying amount of our investment to zero and charged earnings in the amount of $3.3 million for the impairment loss realized. In connection with the realization of this impairment, we reclassified $3.9 million, inclusive of accumulated income tax expense of $616 thousand, from other comprehensive (loss) income in recognition of the previously accumulated unrealized losses. We recorded an impairment loss of $34.2 million on this investment in 2001, and reclassified $21.2 million, net of income tax of $13.0 million, in recognition of the previously accumulated unrealized losses at that time.

10. Income Taxes

         Following is a summary of income taxes for 2003, 2002, and 2001 (in thousands):

                                                                2003             2002              2001
                                                               ------          -------           --------
State and local - current (expense) benefit..........          $ (174)         $ (207)           $    753
                                                               ------          -------           --------
State - deferred:
   Net operating loss
    carryforwards....................................               -            2,738              5,992
   Extinguishment of debt............................               -             (501)                87
   Other.............................................               -              116              3,078
                                                               ------          -------           --------
     Total state deferred............................               -            2,353              9,157
                                                               ------          -------           --------
Federal - deferred:
   Net operating loss
    carryforwards....................................               -           31,946             69,912
   Extinguishment of debt............................               -           (5,840)             1,019
   Other.............................................               -            1,371             35,966
                                                               ------          -------           --------
     Total federal deferred..........................               -           27,477            106,897
                                                               ------          -------           --------
Net benefit attributable to continuing operations....            (174)          29,623            116,807
Income taxes associated with other items:
   Deferred benefit for discontinued operations......               -                -              6,667
   Deferred benefit for unrealized loss on marketable
    equity securities................................               -                -              5,042
   Deferred tax associated with reclassification of
    realized loss on marketable equity
    securities.......................................               -              616            (12,998)
                                                               ------          -------           --------
     Total income tax (expense) benefit recorded.....          $ (174)         $30,239           $115,518
                                                               ======          =======           ========

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Following were the deferred income tax assets and liabilities at December 31, 2003 and 2002 (in thousands):

                                                                                       2003               2002
                                                                                      -------            -------
Deferred tax assets:
   Current assets and liabilities............................................         $ 1,517            $ 4,454
   Excess of tax basis over book basis - marketable equity securities........          27,378             27,378
   Excess of tax basis over book basis - notes exchanged.....................           3,726                  -
   Excess of tax basis over book basis - other...............................              (5)               455
   Loss carryforwards........................................................         395,066            361,222
   Other.....................................................................             867                  -
                                                                                      -------            -------
       Total assets..........................................................         428,549            393,509
                                                                                      -------            -------
Deferred tax liabilities:
   Excess of book basis over tax basis - property and equipment..............          (2,186)            (2,859)
   Excess of book basis over tax basis - amortizable intangible assets.......        (354,668)          (367,730)
   Other.....................................................................            (148)                 -
                                                                                      -------            -------
       Total liabilities.....................................................        (357,002)          (370,589)
                                                                                      -------            -------
Net deferred tax assets .....................................................          71,547             22,920
Valuation allowance..........................................................         (71,547)           (22,920)
                                                                                      -------            -------
Net deferred tax balance.....................................................         $     -            $     -
                                                                                      =======            =======

         No deferred income tax benefit or expense was recorded for 2003 because we were in a net deferred income tax asset position throughout the year against which a full valuation allowance was applied. We believed that a valuation allowance sufficient to bring the deferred income tax asset balance to zero at December 31, 2003 was necessary because, based on our history of losses, it was more likely than not that the benefit of the deferred income tax asset will not be realized. Excluding the expense for state income taxes payable, our effective income tax rate for continuing operations for 2003 was zero. The effective income tax rate for 2002 had been impacted by valuation allowances recorded during 2002.

         Following is a reconciliation of the federal statutory income tax rate to our effective income tax rate attributable to continuing operations for 2003, 2002, and 2001:

                                                            2003           2002            2001
                                                           ------         ------          ------
Statutory rate.......................................       35.00%         35.00%         35.00%
Effect of valuation allowance........................      (30.59)        (17.14)             -
Other................................................       (4.41)          2.68          (7.67)
                                                           ------         ------          -----
Effective tax rate...................................           -%         20.54%         27.33%
                                                           ======         ======          =====

         At December 31, 2003, we had net operating loss carryforwards for income tax purposes of $1.0 billion available to offset future taxable income that expire beginning 2004 through 2023.

11. Supplemental Cash Flow Information

         Following are significant noncash investing and financing activities for 2003, 2002, and 2001 (in thousands):

                                                                                      2003         2002           2001
                                                                                    -------       -------        -------
Preferred stock dividends accrued on preferred stock............................    $23,457       $23,552        $26,587

Payment of 12-3/4% series preferred stock dividends with like kind shares.......          -        11,026         20,109

 Value of common stock warrants issued by Pegasus Communications in association with debt issued by Pegasus Satellite and recorded as debt
   discount by Pegasus Satellite................................................      8,784             -              -

Cancellation of 12-3/4% series preferred stock contributed by PCC...............          -         9,951              -

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         For 2003, 2002, and 2001, we paid cash interest of $118.8 million, $111.0 million, and $113.2 million, respectively. We paid no federal income taxes in 2003, 2002, and 2001. The amount paid for state income taxes was not significant in each of 2003, 2002, and 2001.

12. Discontinued Operations

         In 2003, we completed the sale of three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million cash, and we recognized a net gain on the sales of $10.3 million. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in the statement of operations and comprehensive loss for all periods presented. Aggregate assets and liabilities associated with the broadcast television stations above were not significant to our financial position to show separately as held for sale on the balance sheet at December 31, 2002, but such have been classified as other current and noncurrent assets and liabilities as appropriate.

         We ceased operating our Pegasus Express business in 2002. Accordingly, the operations for this business for 2002 were classified as discontinued in the statement of operations and comprehensive loss.

         Aggregate revenues for and pretax income (loss) from discontinued operations were as follows (in thousands):

                                      2003            2002           2001
                                    ------          -------        ---------
Revenues                            $1,533          $ 8,325        $   7,861
Pretax income (loss)                 9,955           (5,292)         (17,544)

         In a separate but concurrent transaction to the sale of the Mississippi stations, we waived our rights under an option agreement to acquire a broadcast television construction permit held by KB Prime Media and consented to the sale of the permit by KB Prime Media to an unaffiliated party. KB Prime Media is one of the KB Prime Media Companies. As consideration for our waiver and consent, we received $1.5 million that we recorded as other nonoperating income. In association with this transaction, $2.6 million of our cash collateralizing certain debt of KB Prime Media was released. Pegasus Satellite is party to an option agreement with W.W. Keen Butcher, the KB Prime Media Companies and the owner of a minority interest in the KB Prime Media Companies. Mr. Butcher is the stepfather of Marshall W. Pagon, chairman of the board of directors and chief executive officer of Pegasus Satellite and Pegasus Communications.

13. Financial Instruments

         The carrying amount and fair value of our long term debt and redeemable preferred stock at December 31, 2003 and 2002 were as follows (in thousands):

                                                                      2003                         2002
                                                           ---------------------------- ---------------------------
                                                             Carrying        Fair         Carrying        Fair
                                                               Value         Value         Value         Value
                                                           ---------------------------- ------------- -------------
Long term debt (including current portion)...........      $1,425,603     $1,400,978     $1,335,862      $911,337
Mandatorily redeemable preferred stock...............         224,583        211,705        199,022        59,199

         Not all of our debt is traded. Fair values of our preferred stock, public notes, and certain term loans were based on the latest available determinable trade prices for those that have trading activity and an estimate of trade prices based on our comparable instruments for those that do not have trading activity. The fair value of the note payable to Pegasus Communications was considered to be equal to its carrying amount because the variable interest rate associated with the note approximates the market variable interest rates associated with our term loans subject to such rates. Other debt included in the table was not significant and its fair value was assumed to be equal to its carrying amount.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         We use interest rate hedging financial instruments principally as a condition to our credit agreement to reduce the impact of interest rate increases on our variable rate debt. We do not hold or issue interest rate hedging financial instruments for trading or speculative purposes. The counterparties to these instruments are major financial institutions. We are exposed to credit loss in the event of nonperformance by these institutions, however, we do not anticipate nonperformance by any of them. Notional amounts established for each interest rate hedging financial instrument are used to measure interest to be paid or received. We do not pay or receive any cash for the notional amounts during the term of the instruments or when the instruments terminate.

         We measure our interest rate hedging financial instruments based on their fair values, and recognize related assets or liabilities as appropriate in the statement of financial position. The fair values of our interest rate hedging financial instruments are determined by the counterparties. The fair values are measured by the amount that the instruments could be settled at on any designated day. No cash is exchanged on these assumed settlements, but we record gains for increases and losses for decreases in the fair values between assumed settlement dates. These gains and losses are recorded in the period of change in other nonoperating income/expense as appropriate.

         At December 31, 2003, we had two interest rate cap contracts with a combined notional amount of $31.5 million. These contracts terminate in September 2005. The cap rate for one contract is 9.0% and the other is 4.0%. The premiums we paid to enter into these contracts were not significant. The variable market interest rate for the contracts is based on the three month LIBOR rate in effect at the beginning of each three month resetting period. Under the caps, we receive interest from the counterparties to the contracts when the variable market rates of interest specified in the contracts exceed the contracted interest cap rates. The effects of the caps are recorded as adjustments to our interest expense. Premiums paid by us to enter into these contracts are amortized to interest expense. The aggregate fair values of our caps at December 31, 2003 and 2002 were nominal.

         For 2001, 2002, and into March 2003, we utilized interest rate swaps as a condition to our credit agreement. The swaps terminated in March 2003, and were not replaced. The aggregate fair value of the swaps at December 31, 2002 was approximately $1.2 million. We recognized gain of approximately $1.2 million and $3.0 million in 2003 and 2002, respectively, and a loss of approximately $4.2 million in 2001 with respect to the change in the fair values of the swaps. As a result of market LIBOR rates that were applicable to us for the swaps being lower than the fixed rates we paid on the swaps in each of 2003, 2002, and 2001, we incurred net additional interest of $935 thousand, $3.6 million, and $1.3 million in 2003, 2002 and 2001, respectively.

14. Commitments and Contingencies

Legal Matters

DIRECTV, Inc. Litigation

         Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. and their subsidiaries (together, "Pegasus Satellite Television") are affiliates of the NRTC that participate through 160 agreements in the NRTC's direct broadcast satellite program. DIRECTV, Inc. and the NRTC are parties to an agreement called the DBS Distribution Agreement, as amended (the "DBS Distribution Agreement"). Pegasus Satellite Television and the NRTC are parties to agreements called the NRTC/Member Agreements for the Marketing and Distribution of DBS Services, as amended (the "NRTC/Member Agreements"). "DIRECTV" refers to the programming services provided by DIRECTV, Inc.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         In 1999, the NRTC filed two lawsuits in United States District Court, Central District of California against DIRECTV, Inc. seeking, among other things, enforcement of the NRTC's contractual rights to obtain from DIRECTV, Inc. (i) certain premium programming (including HBO, Cinemax, Showtime, and The Movie Channel) for exclusive distribution by the NRTC's members and affiliates in their rural markets, (ii) certain advanced services (such as Tivo) for exclusive distribution, and (iii) the NRTC's share of launch fees and other benefits that DIRECTV, Inc. and its affiliates obtain relating to programming and other services. DIRECTV, Inc. filed a counterclaim seeking a declaration clarifying the initial term (or duration) of the DBS Distribution Agreement, and its obligations after that initial term. The NRTC and DIRECTV, Inc. have entered into a settlement of these claims, which is described more fully below.

         In 2000, Pegasus Satellite Television filed a lawsuit in the same federal court against DIRECTV, Inc. asserting claims seeking declaratory relief and various torts and unfair business practices claims under California law seeking damages (including punitive damages) and restitution and injunctive relief. These claims assert DIRECTV, Inc.'s failure to provide the NRTC with the premium programming, advanced services, launch fees, and other benefits and DIRECTV, Inc.'s positions regarding the initial term of the DBS Distribution Agreement and its obligations after that initial term. A class of participants in the NRTC's direct broadcast satellite project other than Pegasus Satellite Television filed a lawsuit asserting similar claims against DIRECTV, Inc. in the same court. DIRECTV, Inc. filed counterclaims against Pegasus Satellite Television and the class members asserting claims for declaratory relief regarding the initial term of the NRTC/Member Agreement and DIRECTV, Inc.'s obligations to Pegasus Satellite Television and the class members after the initial term. The class and DIRECTV, Inc. have settled their claims, as described more fully below.

         The initial term of our NRTC/Member Agreements with the NRTC (and the NRTC's DBS Distribution Agreement with DIRECTV, Inc. until modified by the settlement) is not stated according to a period of years but is based on the lives of a satellite or satellites. We believe that it is governed by the lives of the satellite resources available to DIRECTV, Inc. at the 101(degree) west longitude orbital location for delivery of services under those agreements. DIRECTV, Inc. is seeking in its counterclaim against Pegasus Satellite Television, a declaratory judgment that the initial term of Pegasus Satellite Television's NRTC/Member Agreements is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV, Inc. satellites at the 101(degree) west longitude orbital location. DBS-1 suffered a failure of one of its two satellite control processors in 1998. DIRECTV, Inc. has stated in documents filed with the SEC that DBS-1 has an estimated fuel life through 2009, although it has also indicated its belief that the fuel life for purposes of our direct broadcast satellite rights is 2007. If DIRECTV, Inc. were to prevail on its counterclaims, the initial term of our DIRECTV rights would likely be shorter than a term based on other satellite(s) at the 101(degree) west longitude orbital location providing us programming services, which we believe measure(s) the initial term. Moreover, any premature failure of DBS-1 could adversely impact our DIRECTV rights and our business. During the course of the litigation, DIRECTV, Inc. has twice filed summary judgment motions seeking declarations that the term under both the DBS Distribution Agreement and the NRTC/Member Agreement is measured by DBS-1. The motions were denied by orders of the court in 2001 and 2003. DIRECTV, Inc. has filed a motion for reconsideration of the court's denial of DIRECTV, Inc.'s 2001 motion relating to term under the NRTC/Member Agreement.

         While the NRTC obtained a right of first refusal to receive certain services after the expiration of the term of the NRTC's DBS Distribution Agreement with DIRECTV, Inc., the scope and terms of this right of first refusal were disputed as part of DIRECTV, Inc.'s counterclaim against the NRTC. In December 1999, DIRECTV, Inc. filed a motion for partial summary judgment seeking an order that the right of first refusal does not include programming services and is limited to 20 program channels of transponder capacity, which the court denied in 2001. DIRECTV, Inc.'s counterclaim against Pegasus Satellite Television also sought a declaratory judgment that DIRECTV, Inc. is not under a contractual obligation to provide Pegasus Satellite Television with services after the expiration of the term of its agreements with the NRTC. In 2003, the court granted a summary judgment motion of DIRECTV, Inc. ruling that DIRECTV, Inc. has no obligation to provide Pegasus Satellite Television with services after the NRTC/Member Agreements expire, except that the ruling specifically does not affect: (1) obligations the NRTC has or may have to Pegasus Satellite Television under the NRTC/Member Agreements or otherwise; (2) obligations DIRECTV, Inc. has or may have, in the event it steps into the shoes of the NRTC as the provider of services to Pegasus Satellite Television; or (3) fiduciary or cooperative obligations to deliver services owed Pegasus Satellite Television by DIRECTV, Inc. through the NRTC.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         In response to motions filed by DIRECTV, Inc., the court has dismissed the tort and punitive damages claims of Pegasus Satellite Television, and its claims for restitution with respect to premium services and advanced services, but has not dismissed the injunctive relief and launch fee restitution portions of Pegasus Satellite Television's unfair business practices claims. The court has also denied requests by DIRECTV, Inc. for dismissal of Pegasus Satellite Television's claims for declaratory relief regarding rights to various services and benefits under the DBS Distribution Agreement. As a result of these rulings, Pegasus Satellite Television continues to have claims in district court regarding the initial term of the DBS Distribution Agreement, rights after the initial term, rights to launch fees, and rights to distribute premiums and advanced services in the future.

         The lawsuits described above, including the NRTC, class and Pegasus Satellite Television lawsuits were set to be tried together in phases beginning August 14, 2003. After DIRECTV, Inc. and the NRTC informed the court of a settlement among DIRECTV, Inc., the NRTC, and the class relating to all of their claims, conditioned on a satisfactory fairness hearing in the class action lawsuit, the court vacated the trial date. Pegasus Satellite Television is not a party to the settlement, which was formally available for its participation until March 8, 2004. A copy of the settlement has been filed as exhibits 99.1 and 99.2 to Pegasus Communications' Form 8-K filed on August 13, 2003.

         Among other things, the settlement amends the DBS Distribution Agreement between DIRECTV, Inc. and the NRTC to: (i) change the expiration date of the initial term of that agreement to the later of the date that DBS-1 is removed from its assigned orbital location under certain specified conditions or June 30, 2008; (ii) eliminate the contractually provided rights after the initial term but provide an extension of the term through either December 31, 2009 or June 30, 2011 at the election of the participating member or affiliate and subject to acceptance of certain conditions; (iii) eliminate the contractually provided right to provide the premiums as exclusive distributor and replace it with a right to provide the premiums on an agency basis; (iv) redefine the contractually provided rights to launch fees and advertising revenues; (v) relinquish claims relating to past damages and restitution on account of the premiums, launch fees, and advertising revenues; and (vi) accept an agency role for the sale of certain advanced services, including Tivo.

         On September 24, 2003, Pegasus Satellite Television moved to intervene in the lawsuits between the NRTC and DIRECTV, Inc. for the limited purpose of objecting to the proposed settlement. Based primarily on the court's finding that it should reverse its reasoning in a prior holding allowing Pegasus Satellite Television to pursue declaratory relief under the DBS Distribution Agreement, the court, on November 13, 2003, declined to permit Pegasus Satellite Television to intervene in the NRTC actions. However, the court also ruled that Pegasus Satellite Television's rights under its agreements with the NRTC are not affected by the proposed settlement and that notwithstanding the proposed settlement, Pegasus Satellite Television is free to seek to enforce its rights under those agreements. A copy of the order denying the Pegasus Satellite Television motion to intervene has been filed as exhibit 99.2 to Pegasus Communications' Form 8-K filed on November 18, 2003.

         On December 4, 2003, Pegasus Satellite Television filed with the court a motion for clarification and contingent motion for reconsideration or, in the alternative, a stay pending appeal. In this motion, Pegasus Satellite Television sought among other things, clarification of the court's November 13, 2003 order denying Pegasus Satellite Television's motion to intervene in the NRTC/DIRECTV, Inc. lawsuits. Among other things, Pegasus Satellite Television asked the court to clarify whether the court's ruling means that Pegasus Satellite Television is entitled to compel performance of its rights under the NRTC/Member Agreements, particularly in light of assertions to the contrary by DIRECTV, Inc. The court declined to provide such clarification and denied Pegasus Satellite Television's motion. Pegasus Satellite Television appealed the district court's ruling to the United States Court of Appeals for the Ninth Circuit. Pegasus Satellite Television sought from the court of appeals a stay of the dismissal of the NRTC lawsuits and the settlement between the NRTC and DIRECTV, Inc., pending resolution of the appeal. On December 22, 2003, the court of appeals denied the stay.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         The fairness hearing for the class settlement occurred on January 5, 2004, and the court subsequently issued a final order approving that settlement. A copy of the order granting final approval of the class settlement has been filed as exhibit 99.1 to Pegasus Communications' Form 8-K filed on January 8, 2004. As a result, the settlement between the NRTC and DIRECTV, Inc. has, by its terms, become effective.

         On January 8, 2004, the court set a briefing schedule for further motions in the Pegasus Satellite Television litigation against DIRECTV, Inc. DIRECTV, Inc. has filed a motion to dismiss the remaining Pegasus Satellite Television claims, including our declaratory relief claims relating to the initial term and rights after term under the DBS Distribution Agreement and our unfair competition law claims relating to premiums, advanced services, and launch fees. As discussed above, DIRECTV, Inc. has also filed a motion for reconsideration of the court's 2001 order denying DIRECTV, Inc.'s motion for summary judgment seeking a declaration that the term of the NRTC/Member Agreement is governed by DBS-1. In addition to DIRECTV, Inc.'s motions, Pegasus Satellite Television filed a contingent motion to dismiss DIRECTV, Inc.'s counterclaim relating to the term of the NRTC/Member Agreement in the event that the court grants DIRECTV, Inc.'s motion to dismiss Pegasus Satellite Television's claims. We anticipate that the court will decide these motions by the end of March 2004.

         We believe, based on the rulings of the court to date, that the settlement does not change our rights under our agreements with the NRTC, including our right to services for a term based on the estimated remaining useful lives of the satellites at the 101(degree)west longitude orbital location providing our programming services. We are in the process of evaluating our options to enforce our rights in light of the settlement.

         Despite the foregoing, an unfavorable ruling that the initial term of our agreements with the NRTC is determined by DBS-1 could have a material adverse impact on our business and would lead to a reassessment of the carrying amount of our direct broadcast satellite rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base). Likewise, the election to participate in the settlement reached among DIRECTV, Inc., the NRTC, and the class, if participation is again made available, could have a material adverse impact on our business and would lead to a reassessment of the carrying amounts of our direct broadcast satellite rights using estimates of future cash flows through June 30, 2011 at the latest instead of 2016 (ignoring alternatives to generate cash flows from our subscriber base). In the case of an unfavorable litigation result relating to the term of our agreements or participation in the settlement, we currently estimate that we could record an impairment loss with respect to our direct broadcast satellite rights of between $425 million and $600 million, and that annual amortization expense for direct broadcast satellite rights could increase by between $12 million and $35 million.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

         On February 5, 2004, DIRECTV, Inc. announced that it was unilaterally terminating court ordered mediation with us. A copy of DIRECTV, Inc.'s announcement has been filed as exhibit to Pegasus Communications' Form 8-K filed on February 6, 2004.

Seamless Marketing Litigation

         In 2001, DIRECTV, Inc. brought suit against Pegasus Satellite Television for Pegasus Satellite Television's alleged failure to make payments required by the Seamless Marketing Agreement dated August 9, 2000, as amended, between DIRECTV, Inc. and Pegasus Satellite Television. The Seamless Marketing Agreement provided for seamless marketing and sales for DIRECTV retailers and distributors and also provided for reciprocal obligations by DIRECTV, Inc. and Pegasus Satellite Television to pay "acquisition fees" to each other under certain circumstances where subscribers activated DIRECTV service through dealers to whom the other party had paid a commission. As amended, the agreement also provided for reciprocal obligations by DIRECTV, Inc. and Pegasus Satellite Television to make payments to each other in connection with so-called "buy down" programs under which distributors of DIRECTV equipment were provided subsidies to lower the cost of such equipment to dealers. Pegasus Satellite Television filed a cross complaint against DIRECTV, Inc. alleging, among other things, that DIRECTV, Inc. breached the Seamless Marketing Agreement and DIRECTV, Inc. engaged in unlawful and/or unfair business practices. In 2002, Pegasus Satellite Television filed first amended counterclaims against DIRECTV, Inc. Among other things, the first amended counterclaims added a claim for rescission of the Seamless Marketing Agreement on the ground of fraudulent inducement. The case is currently pending in the United States District Court for the Central District of California in Los Angeles.

         DIRECTV, Inc. has asserted that it is entitled to an award of damages in an amount exceeding $50 million, plus prejudgment interest of approximately $10 million. Pegasus Satellite Television has asserted that it has defenses to DIRECTV, Inc.'s claim and an affirmative claim for recovery that would include the approximately $29 million it paid under the agreement (subject to any potential offsets that may be found) plus additional amounts to compensate it for damages proximately caused by DIRECTV, Inc.'s fraudulent inducement of the Seamless Marketing Agreement.

         On November 6, 2003, the court held a status conference for the purpose of setting pretrial and trial dates. At that time, the court set the case for trial on March 23, 2004. The trial will be conducted before a jury, although, if the jury finds that Pegasus Satellite Television has established a factual basis to rescind the agreement, the court will make the ultimate decision as to whether the agreement will be rescinded and if so, on what terms. At DIRECTV, Inc.'s request, the court has ordered that the trial will proceed in the following phases. First, the jury will consider DIRECTV, Inc.'s breach of contract and common count claims against Pegasus Satellite Television along with Pegasus Satellite Television's defenses and its claims against DIRECTV, Inc. for breach of contract, breach of the implied covenant of good faith and fair dealing, and fraudulent inducement claims. In this phase, the jury will also consider whether Pegasus Satellite Television is entitled to an award of punitive damages against DIRECTV, Inc. In subsequent stages, if necessary, the jury will take up the amount of punitive damages, if any to which Pegasus Satellite Television is entitled and finally, if necessary, the court will consider the issue of whether Pegasus Satellite Television is entitled to rescission of the agreement, and if so, on what terms.

Other Legal Matters

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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Broadcast Television Programming Rights

         At December 31, 2003, we were scheduled to make payments for rights to air programming of $3.9 million in 2004, $3.5 million in 2005, $2.5 million in 2006, $1.3 million in 2007, $900 thousand in 2008, and $2.5 million thereafter.

15. Related Party Transactions

         Pegasus Satellite is party to an option agreement with W.W. Keen Butcher, the KB Prime Media Companies, and the owner of a minority interest in the KB Prime Media Companies. Mr. Butcher is the stepfather of Marshall W. Pagon. The KB Prime Media Companies own a number of Federal Communications Commission television station licenses or permits. The option agreement provides Pegasus Satellite with the exclusive and irrevocable option to purchase capital stock, membership interests, and assets of the KB Prime Media Companies, subject to the terms and conditions of the agreement. In return for its option, Pegasus Satellite has agreed to provide and maintain cash collateral for certain of the principal amount of bank loans made to these individuals and entities. Pegasus Satellite is required to provide security so long as the agreement is in effect, and the agreement has no specified termination date. The amount of collateral that Pegasus Satellite is to provide and maintain under the arrangement equals the principal amount of bank loans outstanding. Other than its interests in the assets of the KB Prime Media Companies, Pegasus Satellite's collateral is unsecured with respect to this arrangement. Pursuant to this arrangement, at December 31, 2003 and 2002, Pegasus Satellite had provided collateral of $6.6 million and $8.3 million, respectively, which is recorded as restricted cash on the balance sheet.

         Pegasus Media has local marketing agreements with three broadcast television stations for which the KB Prime Media Companies own the FCC licenses. These arrangements permit us to program these stations and realize the benefit or cost savings for the programming and the collecting of revenues from two or more stations in a television market where the FCC's ownership rules would otherwise prohibit outright ownership. We pay an aggregate of $11 thousand per month pursuant to these arrangements collectively.

         At December 31, 2003, we have a loan outstanding to Nicholas Pagon, a former executive of Pegasus Communications and the brother of Marshall W. Pagon, amounting to $269 thousand for principal and interest accrued on the loan. The loan has been extended to mature February 1, 2005 and bears interest at 6% per annum. Principal and any accrued and unpaid interest are due at maturity. The loan is collateralized by shares of Pegasus Communications' Class A common stock.

         At December 31, 2002, Pegasus Satellite held 657,604 shares of Pegasus Communications' Class A common stock with a carrying amount of $8.0 million that is included in other noncurrent assets.

         A subsidiary of Pegasus Satellite has from time to time provided accounting and administrative services to companies affiliated with Marshall W. Pagon, the chief executive officer and chairman of the board of directors of Pegasus Communications and Pegasus Satellite, and has paid certain expenses on behalf of the affiliated companies which expenses have been reflected on Pegasus Satellite's books and financial statements as receivables from the affiliated companies. These receivables are primarily comprised of legal, accounting, and corporate organizational fees charged by third parties and paid by the subsidiary and of allocations to the affiliated companies by the subsidiary of a portion of the subsidiary's accounting and overhead costs. At December 31, 2003, the aggregate amount of receivables outstanding was $497 thousand. No interest was charged with respect to amounts outstanding from time to time.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Industry Segments

         Our only reportable segment at December 31, 2003 was our direct broadcast satellite business. Our direct broadcast satellite business provides multichannel DIRECTV services in rural areas of the United States on a subscription basis. Audio and video programming provided 89%, 92%, and 93% of the total direct broadcast satellite business revenues in 2003, 2002, and 2001, respectively. Information on the direct broadcast satellite business' revenue and how it contributed to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations. The direct broadcast satellite business derived all of its revenues from external customers for each period presented. Capital expenditures for the direct broadcast satellite business were $22.3 million, $28.2 million, and $37.0 million for 2003, 2002, and 2001, respectively. Capital expenditures for all other operations were $1.5 million, $1.6 million, and $5.7 million for 2003, 2002, and 2001, respectively. Identifiable total assets for direct broadcast satellite business were $1.6 billion and $1.7 billion at December 31, 2003 and 2002, respectively. Identifiable total assets for all other operations were $168.4 million and $121.2 million at December 31, 2003 and 2002, respectively. Our chief operating decision maker uses the measure "Direct broadcast satellite operating profit (loss) before depreciation and amortization," as adjusted for special items, to evaluate our direct broadcast satellite business segment. This is calculated as the direct broadcast satellite business' net operating revenue less its operating expenses (excluding depreciation and amortization), as derived from the statements of operations, as adjusted for the special item of $4.5 million for a contract termination fee within other subscriber related expenses in the statement of operations and comprehensive loss. The contract termination fee was initially accrued in 2002 and increased other subscriber related expenses. The accrual for this fee was reversed in the second quarter 2003 because the related contract was amended to eliminate the fee and decreased other subscriber related expenses. The calculation of the measure for 2003 adds back the reversal of the fee and for 2002 deducts the initial accrual of the fee.

17. Quarterly Information (Unaudited)
    (in thousands)

                                                                               Quarter Ended
                                                   March 31,         June 30,          September 30,        December 31,
                                                     2003              2003                2003                2003
                                                   --------          --------            --------            --------
Net revenues.................................      $212,830          $213,964            $214,453            $220,680
Income from operations.......................           258             4,612                  53              12,951
Net loss.....................................       (29,043)          (33,681)            (39,534)            (34,397)

                                                   March 31,         June 30,          September 30,        December 31,
                                                     2002              2002                2002                2002
                                                   --------          --------            --------            --------
Net revenues.................................      $221,219           $224,010            $224,587            $226,544
(Loss) income from operations................        (3,998)             3,540              (2,876)                802
Net loss.....................................       (25,460)           (23,520)            (24,165)            (36,284)

18. Subsequent Events

         In February 2004, we exercised an option to acquire from a related party a broadcast television station serving Portland, Maine for approximately $3.8 million. It is anticipated that the sale of the station to us will result in the release of approximately $4.0 million of our cash that collateralizes bank loans of the related party from which we purchased the station. In February 2004, the FCC preliminarily granted a new, digital only, full power construction permit to this same related party for a broadcast television station licensed to Hammond, Louisiana and to be located in the New Orleans DMA. We expect this approval to become final in April 2004, at which time we intend to exercise our option to acquire the construction permit. The option price for the construction permit is estimated to be $1.5 million and will further reduce, to the extent outstanding, our cash that collateralizes bank loans of the related party from which we purchased the permit. In March 2004, we exercised an option to acquire from this same related party a broadcast television station in Scranton, Pennsylvania for approximately $2.0 million. The amount paid by us will further reduce, to the extent outstanding, our cash that collateralizes bank loans of the related party from which we purchased the station.

PEGASUS COMMUNICATIONS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002, and 2001
(In thousands)

                                     Balance at        Additions         Additions
                                    Beginning of      Charged To        Charged To                         Balance at
          Description                  Period          Expenses       Other Accounts      Deductions      End of Period
         Allowance for
       Doubtful Accounts
       -----------------
           Year 2003                   $ 7,221          $ 9,105                           $12,333 (a)        $ 3,993
           Year 2002                     6,016           23,809                            22,604 (a)          7,221
           Year 2001                     3,303           36,511                            33,798 (a)          6,016


  Valuation Allowance for Net
  Deferred Income Tax Assets
  --------------------------
           Year 2003                   $22,920          $48,627                                              $71,547
           Year 2002                                     22,920                                               22,920

(a) Amounts written off, net of recoveries.