Form 10-Q
period 2004-03-31
PEGASUS SATELLITE COMMUNICATIONS INC
filed 2004-05-18
CIK 1015629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
                                                             --------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from__________ to __________

                         Commission File Number 0-32383
                                                -------

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No /X/

         Number of shares of each class of the registrant's common stock outstanding as of May 10, 2004:

                  Class B, Common Stock, $0.01 par value         100

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements (unaudited)

                    Condensed Consolidated Balance Sheets
                       March 31, 2004 and December 31, 2003                             4

                    Consolidated Statements of Operations and Comprehensive Loss
                       Three months ended March 31, 2004 and 2003                       5

                    Condensed Consolidated Statements of Cash Flows
                       Three months ended March 31, 2004 and 2003                       6

                    Notes to Consolidated Financial Statements                          7

Item 2.             Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                           21

Item 3.             Quantitative and Qualitative Disclosures About Market Risk         34

Item 4.             Controls and Procedures                                            35

PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings                                                  36

Item 2.             Changes in Securities and Use of Proceeds                          36

Item 3.             Defaults Upon Senior Securities                                    36

Item 6.             Exhibits and Reports on Form 8-K                                   37

Signatures                                                                             39

Certifications                                                                         40

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                               March 31,           December 31,
                                                                 2004                 2003
                                                             -----------          -----------
                                                                        (unaudited)
Currents assets:
   Cash and cash equivalents                                 $     9,058          $    26,990
    Restricted cash                                               62,511               62,359
   Accounts receivable, net
     Trade                                                        22,178               24,891
     Other                                                        10,017                7,487
   Deferred subscriber acquisition costs, net                      7,950                9,945
   Prepaid expenses                                                4,363                6,885
   Other current assets                                            6,256                6,549
                                                             -----------          -----------
     Total current assets                                        122,333              145,106
Property and equipment, net                                       62,081               68,417
Intangible assets, net                                         1,428,167            1,449,016
Other noncurrent assets                                          150,302              151,343
                                                             -----------          -----------

   Total                                                     $ 1,762,883          $ 1,813,882
                                                             ===========          ===========

Current liabilities:
   Current portion of long term debt                         $    19,506          $     3,025
   Accounts payable                                                8,986               11,948
   Accrued interest                                               21,505               34,632
   Accrued programming fees and commissions                       57,642               58,250
   Litigation verdict accrual (see Note 10)                       58,000               35,167
   Other accrued expenses                                         11,801               21,096
   Other current liabilities                                       7,272                7,156
                                                             -----------          -----------
     Total current liabilities                                   184,712              171,274
Long term debt                                                 1,364,544            1,376,854
Mandatorily redeemable preferred stock                           178,194              177,668
Note payable to parent                                            42,018               45,724
Other noncurrent liabilities                                     108,727               96,599
                                                             -----------          -----------
   Total liabilities                                           1,878,195            1,868,119
                                                             -----------          -----------

Commitments and contingent liabilities (see Note 10)
Minority interest                                                    771                  452
Common stockholder's equity:
   Common stock                                                     --                   --
   Other common stockholder's equity                            (116,083)             (54,689)
                                                             -----------          -----------
     Total common stockholder's equity                          (116,083)             (54,689)
                                                             -----------          -----------

   Total                                                     $ 1,762,883          $ 1,813,882
                                                             ===========          ===========

           See accompanying notes to consolidated financial statements

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands)
                                  (unaudited)

                                                                              Three Months Ended March 31,
                                                                                2004               2003
                                                                              ---------          ---------
                                                                                 (restated-See Note 12)
Net revenues:
   Direct broadcast satellite                                                 $ 197,910          $ 205,546
   Broadcast television and other operations                                      7,211              7,284
                                                                              ---------          ---------
     Total net revenues                                                         205,121            212,830
Operating expenses:
   Direct broadcast satellite
     Programming                                                                 89,831             93,256
     Other subscriber related expenses                                           36,772             44,675
                                                                              ---------          ---------
       Direct operating expenses (excluding depreciation and
         amortization shown below)                                              126,603            137,931
     Promotions and incentives                                                    3,118              2,878
     Advertising and selling                                                      4,246              5,726
     Litigation verdict (see Note 10)                                            17,326               --
     General and administrative                                                   6,298              6,373
     Depreciation and amortization                                               44,464             41,986
                                                                              ---------          ---------
       Total direct broadcast satellite expenses                                202,055            194,894
   Broadcast television and other operations (including depreciation
     and amortization of $458 for 2004 and $699 for 2003)                         6,637              7,605
   Corporate expenses (including depreciation and amortization of
     $115 for 2004 and $395 for 2003)                                             3,634              3,756
   Other operating expenses                                                       7,897              6,317
                                                                              ---------          ---------
     Income (loss) from operations                                              (15,102)               258
Interest expense                                                                (50,211)           (37,902)
Interest income                                                                     203                 64
Other nonoperating income (loss), net                                                (9)             1,354
                                                                              ---------          ---------
      Loss before income taxes, discontinued operations, and
        cumulative effect of consolidating variable interest entities           (65,119)           (36,226)
Net benefit for income taxes                                                       --                  893
                                                                              ---------          ---------
      Loss before discontinued operations and cumulative effect of
        consolidating variable interest entities                                (65,119)           (35,333)
Discontinued operations:
  Income from discontinued operations (including gain on disposal of
    $7,444 in 2003 and net of income tax expense of $2,729 in 2003)                --                4,454
                                                                              ---------          ---------
      Loss before cumulative effect of consolidating variable
        interest entities                                                       (65,119)           (30,879)
Cumulative effect of consolidating variable interest entities                    (2,127)              --
                                                                              ---------          ---------

     Net loss                                                                 $ (67,246)         $ (30,879)
                                                                              =========          =========

     Comprehensive loss                                                       $ (67,246)         $ (30,879)
                                                                              =========          =========

           See accompanying notes to consolidated financial statements

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                   Three Months Ended March 31,
                                                                   2004                  2003
                                                                 --------              --------
Net cash used for operating activities                           $ (1,293)             $ (5,194)
                                                                 --------              --------

Cash flows from investing activities:
   Direct broadcast satellite equipment capitalized                (2,621)               (5,384)
   Other capital expenditures                                         (47)                 (381)
   Proceeds from sale of broadcast station                           --                  10,965
   Purchases of intangible assets                                  (4,159)                 --
   Purchases of parent's common stock                                --                  (1,223)
   Other                                                              167                    98
                                                                 --------              --------
Net cash provided by (used for) investing activities               (6,660)                4,075
                                                                 --------              --------

Cash flows from financing activities:
   Repayments of term loan facilities                                (750)                 (846)
   Repayments of other long term debt                                 (25)               (2,249)
   Repayments of note payable to parent                            (7,231)                 --
   Proceeds from note payable to parent                              --                   6,891
   Restricted cash                                                   (287)                  (53)
   Debt financing costs                                            (2,477)                 --
   Contributions from parent                                          736                  --
   Other                                                               55                    (1)
                                                                 --------              --------
Net cash provided by (used for) financing activities               (9,979)                3,742
                                                                 --------              --------

Net increase (decrease) in cash and cash equivalents              (17,932)                2,623
Cash and cash equivalents, beginning of year                       26,990                13,023
                                                                 --------              --------
Cash and cash equivalents, end of period                         $  9,058              $ 15,646
                                                                 ========              ========

           See accompanying notes to consolidated financial statements

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   GENERAL

         All references to "we," "us," and "our" refer to Pegasus Satellite Communications, Inc., together with its direct and indirect subsidiaries. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc., individually as a separate entity. "Pegasus Communications" refers to Pegasus Communications Corporation, the parent company of Pegasus Satellite Communications, Inc., individually as a separate entity. "Pegasus Media" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of Pegasus Satellite. "Pegasus Satellite Television" refers to Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. and their subsidiaries, indirect wholly owned subsidiaries of Pegasus Media. Other terms used are defined as necessary where they first appear.

SIGNIFICANT RISKS AND UNCERTAINTIES

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization. Consolidated net losses were $136.7 million, $109.4 million, and $285.2 million for 2003, 2002, and 2001, respectively. We have an accumulated deficit balance of $1.0 billion at March 31, 2004.

         We are highly leveraged. At March 31, 2004, we had a combined carrying amount of long term debt (including the portion that is current) and redeemable preferred stock outstanding of $1.6 billion. We dedicate a substantial portion of cash to pay amounts associated with debt. In fiscal years 2003 and 2002, we paid interest of $118.8 million and $111.0 million, respectively. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for or reacting to changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, the business strategies of DIRECTV, Inc. and the National Rural Telecommunications Cooperative ("NRTC"), equipment strategies, technological developments, levels of programming costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flows from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit our ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could adversely impact us.

LIQUIDITY

         On April 14, 2004, the jury returned a verdict in favor of DIRECTV, Inc. in the Seamless Marketing litigation. The jury's verdict awarded DIRECTV, Inc. $51.5 million on DIRECTV, Inc.'s breach of contract and open book account claims. On April 16, 2004 DIRECTV, Inc. filed with the court a request for an award of prejudgment interest on the verdict. In that filing, DIRECTV, Inc. requested an award of interest in the amount of $12.6 million. On April 23, 2004, Pegasus Satellite Television filed an opposition to DIRECTV, Inc.'s request for an award of prejudgment interest, which, among other things contends that prejudgment interest, if available at all, should not be calculated in the manner argued by DIRECTV, Inc. If the court determines that prejudgment interest should be awarded, we believe the reasonably possible range of interest charged would be between $6.5 million and $12.6 million. Under FAS 5, we have recorded the low end of the reasonably possible range as an accrual in the amount of $6.5 million for prejudgment interest. The Court has not yet ruled on the request for an award of prejudgment interest and no final judgment has been

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

entered with respect to the $51.5 million verdict and interest, if any. See Note
10. The Court could rule on the request for an award of prejudgment interest at any time, and we expect that the judgment with respect to the $51.5 million verdict and prejudgment interest will be entered after or concurrently with that determination. The Court also has not determined the amount of the bond or other collateral that may be required to be posted by Pegasus Satellite Television in order to stay execution on the judgment pending an appeal of the judgment. The amount of the bond or other collateral may exceed the amount of the verdict plus prejudgment interest. In order to post a bond, Pegasus Satellite will likely be required to collateralize the bond with cash or other liquid assets in an amount equal to or in excess of the amount of the bond.

         Pegasus Satellite is currently considering all available alternatives that would enable it to address the judgment. As of May 14, 2004, however, Pegasus Satellite Television's available cash and projected cash generation are not sufficient to enable it to pay the judgment and we cannot provide any assurance that Pegasus Satellite Television will be able to do so within the required time period after the judgment is entered. The failure to pay the judgment or post collateral or a bond pending appeal of the verdict within the required time period, which could be as little as two weeks after the judgment is entered, would entitle DIRECTV, Inc. to execute on the judgment. Such an occurrence would be disruptive to Pegasus Satellite Television's operations. Pegasus Satellite Television's failure to pay, bond or satisfy the judgment would result, after the expiration of additional specified time periods, in events of default under the Pegasus Media credit agreement, the Pegasus Satellite term loan agreement, and Pegasus Satellite's publicly held debt securities. Failure by Pegasus Satellite Television to satisfy the judgment or bond the judgment pending appeal or defaults under the indebtedness of Pegasus Satellite and Pegasus Media, unless such defaults were waived, might obligate Pegasus Satellite Television, Pegasus Satellite and/or Pegasus Media to seek protection under the bankruptcy laws. We do not believe that Pegasus Communications or its direct subsidiaries other than Pegasus Satellite would be the subject of such proceedings, if they were to occur, since Pegasus Communications is not obligated under the expected judgment or the indebtedness of Pegasus Satellite and Pegasus Media. As of March 31, 2004 and May 14, 2004, Pegasus Communications and its direct subsidiaries other than Pegasus Satellite had available cash of $55.2 million and approximately $60.0 million, respectively.

         Pegasus Satellite may seek to meet its other short and longer term needs by issuing new debt and/or equity securities, refinancing existing debt and/or preferred stock outstanding, continuing to extend maturities of existing debt by issuing debt with later maturities in exchange for debt with earlier maturities, or securing some other form of financing. Our financing options and opportunities will be impacted by the results of our litigation and contractual disputes with DIRECTV, Inc. and by conditions in the capital markets due to general economic conditions, and in particular, the economic conditions in the cable and satellite sector, over which we have no control. However, we cannot make any assurances that Pegasus Satellite will be successful in meeting such needs and continue in its present form. See Note 12.

         As a result of the verdict in the Seamless Marketing litigation and the resulting risks and uncertainties discussed above, we performed an analysis of our direct broadcast satellite rights to determine whether any impairment had occurred. No impairment charge was required because the projected undiscounted cash flows associated with this asset group exceed the carrying amount of the asset group. As discussed in Note 10, an unfavorable ruling that the initial term of our agreements with the NRTC is determined by DBS-1 could have a material adverse impact on our business and would lead to a reassessment of the carrying amount of our direct broadcast satellite rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base).

         On April 26, 2004, a major rating agency reduced the corporate credit rating for Pegasus Communications, Pegasus Satellite, and Pegasus Media from CCC+ to CCC. We believe that this downgrade will not have a significant impact on our liquidity and capital resources because our rating prior to the downgrade was generally considered to be speculative. Our access to external sources of liquidity and capital resources will be impacted more by the results of our litigation with DIRECTV, Inc. and by conditions in the capital markets due to general economic conditions, and in particular, the economic conditions in the cable and satellite sector, over which we have no control.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OPERATIONS

         Our principal business is the direct broadcast satellite business. For the three months ended March 31, 2004, the direct broadcast satellite business had a $4.1 million loss from operations compared to income from operations of $10.7 million for the same period of 2003. The decline in the current year was due to incremental litigation verdict expense of $17.3 million and incremental depreciation expense of $5.1 million as a result of the unfavorable litigation verdict. See Note 10 for further information. Excluding the impact of the litigation verdict, the direct broadcast satellite business had income from operations of $18.3 million for the three months ended March 31, 2004, an increase of $7.6 million compared to the same period of 2003. Expenses related to the litigation verdict were partially offset by current year improvement in operating results as a result of our direct broadcast satellite business strategy. This strategy focuses on increasing the quality of new subscribers and the composition of our existing subscriber base, enhancing the returns on investment in our subscribers, generating free cash flow, and preserving liquidity. The primary focus of our "Quality First" strategy is to improve the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. "Churn" refers to subscribers whose service has terminated. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV, Inc. offers local channels, and obtaining subscribers who use multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

         Continued improvement in results from operations, excluding expenses related to the litigation verdict, will in large part depend upon our obtaining a sufficient number of quality subscribers, retention of these subscribers for extended periods of time, and improving margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, that strategy along with other very significant factors has contributed to a certain extent to the decrease in the number of subscribers for the three months ended March 31, 2004 and a decrease in direct broadcast satellite net revenues for the three months ended March 31, 2004 compared to the same period last year. These other factors include a significant competitive disadvantage that we experience in a large number of our territories in which EchoStar Communications Corporation ("EchoStar"), a competing direct broadcast satellite provider, provides local channels but DIRECTV, Inc. does not; competition from EchoStar other than with respect to local channels; and competition from digital cable providers. The number of territories in which we are disadvantaged by not providing local channel service increased in 2003 and in the first quarter of 2004, and we believe will continue to increase through May 2004 because of DIRECTV, Inc.'s delay in launching its DIRECTV 7S spot beam satellite to provide local channels in markets where EchoStar offers or is introducing local channels, and DIRECTV, Inc.'s failure to provide certain of our key markets with local channels. DIRECTV, Inc. launched its 7S spot beam satellite on May 4, 2004. We expect that our direct broadcast satellite business strategy and the other factors discussed above will result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         We have not declared or paid the semiannual dividends on our 12-3/4% cumulative exchangeable preferred stock ("12-3/4% Series") after January 1, 2002. See Note 3 for further information.

         We have been involved in significant litigation against DIRECTV, Inc. in addition to the Seamless Marketing litigation referenced above. While this other litigation has been concluded in the United States District Court, Central District of California, the parties may still appeal rulings in those proceedings. An unfavorable outcome in this litigation could adversely impact our direct broadcast satellite business. Our litigation with DIRECTV, Inc. may have a bearing on our estimation of the useful lives of our direct broadcast satellite rights assets. See Note 10 for further information. Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

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

3.   MANDATORILY REDEEMABLE PREFERRED STOCK

         Pegasus Satellite's 12-3/4% series preferred stock is mandatorily redeemable on January 1, 2007 at its liquidation preference value, plus accrued and unpaid dividends on that date. This series of preferred stock is a financial instrument within the scope of Statement of Financial Accounting Standards ("FAS") No. 150 that has the characteristics of a liability as specified therein. Dividends accrued and accretion of discount associated with this series on and after the date of our adoption of FAS 150 have been charged to interest expense, with accrued and unpaid dividends being classified to a noncurrent liability. The dividends for this series are classified as noncurrent because we have the ability and intent to not declare or pay the dividends within the next 12 months.

         The combined balance of the 12-3/4% series at March 31, 2004 was $231.0 million, consisting of $178.2 million of mandatorily redeemable preferred stock and $52.8 million of accrued and unpaid dividends in other noncurrent liabilities, compared to the balance of the series at December 31, 2003 of $224.6 million, consisting of $177.7 million of mandatorily redeemable preferred stock and $46.9 million of accrued and unpaid dividends in other noncurrent liabilities. The change was primarily due to dividends accrued of $5.9 million and accretion of discount of $526 thousand. The liquidation value of the series for at March 31, 2004 was $236.6 million. As permitted by the certificate of designation for this series, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. The board of directors has not declared any of the scheduled semiannual dividends for this series since January 1, 2002. Dividends in arrears at March 31, 2004 were $46.9 million, with accrued interest thereon of $6.9 million. Dividends not declared accumulate in arrears and incur interest at a rate of 14.75% per year until paid.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         At March 31, 2004, the number of shares of the 12-3/4% series outstanding for Pegasus Communications was 92,156. Of the liquidation preference value, dividends in arrears, and interest on dividends in arrears at March 31, 2004 for this series, $144.9 million, $23.5 million, and $3.5 million, respectively, were associated with Pegasus Communications' ownership interest in the 12-3/4% preferred stock shares.

4.   CHANGES IN OTHER STOCKHOLDER'S EQUITY

         The change in other stockholder's equity from December 31, 2003 to March 31, 2004 consisted of (in thousands):



Net loss                                                        $(67,246)
Increase to additional paid in capital for:
   Net cash and noncash distributions to parent                    5,852
                                                               ----------
                                                                $(61,394)
                                                               ==========
5.   LONG TERM DEBT

         In December 2003, Pegasus Media entered into a new revolving credit facility with an aggregate commitment of $20.0 million that expires July 31, 2006. However, availability under the new revolving credit facility is limited, such that the aggregate amount of debt outstanding under this facility and Pegasus Media's credit agreement cannot exceed $410.0 million through July 31, 2005 and $250.0 million thereafter. Amounts available to be borrowed under the revolving credit facility are reduced by amounts outstanding for letters of credit issued under the facility. Borrowed amounts repaid may be reborrowed. At March 31, 2004, there were no outstanding balances under the revolving credit facility, and the amount available to be borrowed under the revolving credit facility was $18.2 million.

         In January 2004, Pegasus Satellite completed an exchange in which it issued an aggregate of $1.0 million principal amount of its 11-1/4% series notes in exchange for $1.0 million principal amount of outstanding notes of 9-5/8% notes. This transaction was accounted for as an exchange because the net present values of the cash flows of the respective series in the exchange were not substantially different. Accordingly, no gain or loss was recognized. The unamortized balance of debt issue costs associated with the previously outstanding notes received in this exchanges was unchanged and is being amortized to interest expense over the remainder of the term of the new notes issued. Generally, in exchanges of debt that are not extinguishments there are no changes in the net carrying amounts of debt recorded before and after the exchanges.

         In February 2004, Pegasus Media and its lenders entered into an amendment to its credit facility. The amendment, among other things, allows us to incur additional senior secured debt such that Pegasus Satellite and Pegasus Media can have total senior secured debt of up to $650.0 million.

         The following table shows the debt outstanding at March 31, 2004 compared to December 31, 2003, after giving effect to the activity described above (in thousands):

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                            MARCH 31,       DECEMBER 31,
                                                                               2004             2003
                                                                         -------------     -------------
Initial term loan facility of Pegasus Media due April 2005........           $  75,631         $  75,631

Note payable to Pegasus Communications due June 2005..............              42,018            45,724

Incremental term loan facility of Pegasus Media due July 2005.....              17,636            17,636

9-5/8% senior notes of Pegasus Satellite due October 2005.........              80,591            81,591

Tranche D term loan facility of Pegasus Media due July 2006, net of unamortized discount of $3.8 million and $4.2 million,
    respectively..................................................             294,685           295,025

12-3/8% senior notes of Pegasus Satellite due August 2006.........             158,205           158,205

9-3/4% senior notes of Pegasus Satellite due December 2006........              71,055            71,055

13-1/2% senior subordinated discount notes of Pegasus Satellite due March 2007, net of unamortized discount of $2.7 million in
    2003..........................................................             128,790           126,076

12-1/2% senior notes of Pegasus Satellite due August 2007.........             118,521           118,521

Termloan facility of Pegasus Satellite due August 2009, net of unamortized discount of $8.3 million and $8.5 million,
    respectively..................................................              96,054            94,221

11-1/4% senior notes of Pegasus Satellite due January 2010, net of
    unamortized net premium of $1.0 million in each period........             342,882           341,893

Other note due 2004 with stated interest of 6.75%.................                   -                25
                                                                         -------------     -------------
                                                                             1,426,068         1,425,603
Less current maturities...........................................              19,506             3,025
                                                                         -------------     -------------
Long term debt....................................................         $ 1,406,562       $ 1,422,578
                                                                         =============     =============

6.   SUPPLEMENTAL CASH FLOW INFORMATION

         Significant noncash investing and financing activities were as follows (in thousands):

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                   2004           2003
                                                                                ----------     ----------
Preferred stock dividends accrued and accretion                                  $ 3,766         $ 6,390
Interest added to principal on promissory note with Pegasus
    Communications                                                                   994           4,041
Interest added to principal for Pegasus Satellite $100 million term loan           1,661               -

7.   INCOME TAXES

         In the first quarter of 2004, we recorded an increase of $20.3 million to the valuation allowance recorded against the net deferred income tax asset balance at March 31, 2004. The increase to the valuation allowance was a charge to income taxes that offset income tax benefits provided by net operating losses. The net deferred income tax asset balance at March 31, 2004 was $83.3 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at March 31, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended March 31, 2004 to zero.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.   DISCONTINUED OPERATIONS

         In 2003, we completed the sale of three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million of cash, and we recognized a net gain of $10.3 million, including a gain of $7.4 million in the first three months of 2003. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in the statement of operations and comprehensive loss for all periods presented. For the three months ended March 31, 2003, aggregate revenues and pretax income from discontinued operations were $1.2 million and $7.2 million, respectively.

         In a separate but concurrent transaction to the sale of the Mississippi stations, we waived our rights under an option agreement to acquire a broadcast television construction permit held by KB Prime Media and consented to the sale of the permit to an unaffiliated party. As consideration for our waiver and consent, we received $1.5 million that we recorded as other nonoperating income. In association with this transaction, $2.6 million of our cash collateralizing certain debt of KB Prime Media was released. Pegasus Satellite is party to an option agreement with W.W. Keen Butcher, certain entities controlled by Mr. Butcher (the "KB Prime Media Companies"), and the owner of a minority interest in KB Prime Media. Mr. Butcher is the stepfather of Marshall W. Pagon, chairman of the board of directors and chief executive officer of Pegasus Satellite and Pegasus Communications. KB Prime Media is one of the KB Prime Media Companies. Effective March 31, 2004, we began consolidating the KB Prime Media Companies as a variable interest entity under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").

9.   INDUSTRY SEGMENTS

         Our only reportable segment at March 31, 2004 was our direct broadcast satellite business. Information on the direct broadcast satellite business' revenue and how it contributed to our consolidated loss from continuing operations before income taxes for each period reported is as presented on the statements of operations and comprehensive loss. The direct broadcast satellite business derived all of its revenues from external customers for each period presented. Identifiable total assets for the direct broadcast satellite business were approximately $1.6 billion at March 31, 2004 and December 31, 2003.

         Our chief operating decision makers use the measure "Direct broadcast satellite operating profit (loss) before depreciation and amortization," as adjusted for special items, to evaluate our direct broadcast satellite segment. This measure is calculated as the direct broadcast satellite business' net operating revenue less its operating expenses (excluding depreciation and amortization), as adjusted for the litigation verdict as derived from the statements of operations and comprehensive loss.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      COMMITMENTS AND CONTINGENT LIABILITIES

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

         In 2000, Pegasus Satellite Television filed a lawsuit in the same federal court against DIRECTV, Inc. asserting claims seeking declaratory relief and various torts and unfair business practices claims under California law seeking damages (including punitive damages) and restitution and injunctive relief. These claims assert DIRECTV, Inc.'s failure to provide the NRTC with the premium programming, advanced services, launch fees, and other benefits and declarations regarding DIRECTV, Inc.'s positions on the initial term of the DBS Distribution Agreement and its obligations after that initial term. A class of participants in the NRTC's direct broadcast satellite project other than Pegasus Satellite Television filed a lawsuit asserting similar claims against DIRECTV, Inc. in the same court. DIRECTV, Inc. filed counterclaims against Pegasus Satellite Television and the class members asserting claims for declaratory relief regarding the initial term of the NRTC/Member Agreement and DIRECTV, Inc.'s obligations to Pegasus Satellite Television and the class members after the initial term. The class and DIRECTV, Inc. settled their claims, and the Court dismissed Pegasus Satellite Television's claims against DIRECTV, Inc. and DIRECTV, Inc.'s counterclaim against Pegasus, as described more fully below.

         The initial term of our NRTC/Member Agreements with the NRTC (and the NRTC's DBS Distribution Agreement with DIRECTV, Inc. until modified by the settlement) is not stated according to a period of years but is based on the lives of a satellite or satellites. We believe that it is governed by the lives of the satellite resources available to DIRECTV, Inc. at the 101(degree) west longitude orbital location for delivery of services under those agreements. DIRECTV, Inc. sought in its counterclaim against Pegasus Satellite Television, a declaratory judgment that the initial term of Pegasus Satellite Television's NRTC/Member Agreements is measured only by the life of DBS-1, the first DIRECTV satellite launched, and not the orbital lives of the other DIRECTV, Inc. satellites at the 101(degree) west longitude orbital location. DBS-1 suffered a failure of one of its two satellite control processors in 1998. DIRECTV, Inc. has stated in documents filed with the SEC that DBS-1 has an estimated fuel life through 2009, although it has also indicated its belief that the fuel life for purposes of our direct broadcast satellite rights is 2007. If DIRECTV, Inc. were to prevail on its counterclaim (which although dismissed, could be appealed), the initial term of our DIRECTV rights would likely be shorter than a term based on other satellite(s) at the 101(degree) west longitude orbital location providing us programming services, which we believe measure(s) the initial term. Moreover, any premature failure of DBS-1 could adversely impact our DIRECTV rights and our business. During the course of the litigation, DIRECTV, Inc. twice filed summary judgment motions seeking declarations that the term under both the DBS Distribution Agreement and the NRTC/Member Agreement is measured by DBS-1. The motions were denied by orders of the court in 2001 and 2003. DIRECTV, Inc. filed a motion for reconsideration of the court's denial of DIRECTV, Inc.'s 2001 motion relating to term under the NRTC/Member Agreement. That motion was rendered moot by order of the Court entered on May 12, 2004 when the Court granted the Motion of Pegasus Satellite Television to dismiss DIRECTV, Inc.'s counterclaim, as more fully described below.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         Before the cases were set to go to trial, the court dismissed the tort and punitive damages claims of Pegasus Satellite Television, and its claims for restitution with respect to premium services, launch fees, and advanced services.

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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         On December 4, 2003, Pegasus Satellite Television filed with the court a motion for clarification and contingent motion for reconsideration or, in the alternative, a stay pending appeal. In this motion, Pegasus Satellite Television sought among other things, clarification of the court's November 13, 2003 order denying Pegasus Satellite Television's motion to intervene in the NRTC/DIRECTV, Inc. lawsuits. Among other things, Pegasus Satellite Television asked the court to clarify whether the court's ruling means that Pegasus Satellite Television is entitled to compel performance of its rights under the NRTC/Member Agreements, particularly in light of assertions to the contrary by DIRECTV, Inc. The court declined to provide such clarification and denied Pegasus Satellite Television's motion. Pegasus Satellite Television appealed the district court's ruling to the United States Court of Appeals for the Ninth Circuit. Pegasus Satellite Television sought from the court of appeals a stay of the dismissal of the NRTC lawsuits and the settlement between the NRTC and DIRECTV, Inc., pending resolution of the appeal. On December 22, 2003, the court of appeals denied the stay. Pegasus has since dismissed its appeal.

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

         On January 8, 2004, the court set a briefing schedule for further motions in the Pegasus Satellite Television litigation against DIRECTV, Inc. DIRECTV, Inc. filed a motion to dismiss the remaining Pegasus Satellite Television claims, including our declaratory relief claims relating to the initial term and rights after term under the DBS Distribution Agreement and our unfair competition law claims relating to premiums, advanced services, and launch fees. As discussed above, DIRECTV, Inc. also filed a motion for reconsideration of the court's 2001 order denying DIRECTV, Inc.'s motion for summary judgment seeking a declaration that the term of the NRTC/Member Agreement is governed by DBS-1. In addition to DIRECTV, Inc.'s motions, Pegasus Satellite Television filed a motion to dismiss DIRECTV, Inc.'s counterclaim relating to the term of the NRTC/Member Agreement in the event that the court grants DIRECTV, Inc.'s motion to dismiss Pegasus Satellite Television's claims. The court held a hearing on these motions on April 28, 2004. On May 12, 2004, the Court granted DIRECTV, Inc.'s motion to dismiss the remaining claims of Pegasus Satellite Television and also granted Pegasus Satellite Television's contingent motion to dismiss DIRECTV, Inc.'s counterclaim. In addition, the Court ruled that DIRECTV, Inc.'s motion for reconsideration was moot because DIRECTV, Inc.'s counterclaim was dismissed. Based upon the foregoing, the proceedings in that Court have been concluded. Pegasus Satellite Television and DIRECTV, Inc. have 30 days within which to appeal rulings in the case, including the Court's May 12, 2004 rulings. A copy of the order relating to these motions has been filed as exhibit 99.3 to Pegasus Communications' Form 8-K filed on May 17, 2004.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         We believe, based on the rulings of the Court, that the settlement does not change our rights under our agreements with the NRTC, including our right to services for a term based on the estimated remaining useful lives of the satellites at the 101(degree) west orbital location providing our programming services. We are in the process of evaluating our options to establish and enforce our rights in light of the settlement and the Court's rulings.

         Despite the foregoing, an unfavorable ruling that the initial term of our agreements with the NRTC is determined by DBS-1 could have a material adverse impact on our business and would lead to a reassessment of the carrying amount of our direct broadcast satellite rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base). Likewise, the election to participate in the settlement reached among DIRECTV, Inc., the NRTC, and the class, if participation is again made available, could have a material adverse impact on our business and would lead to a reassessment of the carrying amounts of our direct broadcast satellite rights using estimates of future cash flows through June 30, 2011 at the latest instead of 2016 (ignoring alternatives to generate cash flows from our subscriber base). In the case of an unfavorable litigation result relating to the term of our agreements or participation in the settlement, we currently estimate that we could record an impairment loss with respect to our direct broadcast satellite rights of between $350 million and $550 million, and that annual amortization expense for direct broadcast satellite rights could increase by between $26 million and $45 million.

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

         The case was tried to a jury commencing on March 23, 2004. On April 14, 2004, the jury returned a verdict in favor of DIRECTV, Inc. The jury's verdict awarded DIRECTV, Inc. $51.5 million on DIRECTV, Inc.'s breach of contract and open book account claims. The jury rendered a verdict in favor of Pegasus Satellite Television on DIRECTV, Inc.'s account stated claim. In addition, the jury rendered a verdict in DIRECTV, Inc.'s favor on Pegasus Satellite Television's counterclaim for breach of contract and breach of the implied covenant of good faith and fair dealing. Prior to submission of the case to the jury, the judge presiding in the case granted a motion filed by DIRECTV, Inc. for judgment in its favor on Pegasus Satellite Television's counterclaim for fraudulent inducement.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         On April 16, 2004 DIRECTV, Inc. filed with the court a request for an award of prejudgment interest on the verdict. In that filing, DIRECTV, Inc. requested an award of interest in the amount of $12.6 million. On April 23, 2004, Pegasus Satellite Television filed an opposition to DIRECTV, Inc.'s request for an award of prejudgment interest, which, among other things contends that prejudgment interest, if available at all, should not be calculated in the manner argued by DIRECTV, Inc. If the court determines that prejudgment interest should be awarded, we believe the reasonably possible range of interest charged would be between $6.5 million and $12.6 million. Under FAS 5, we have recorded the low end of the reasonably possible range as an accrual in the amount of $6.5 million for prejudgment interest. The Court has not yet ruled on the request for an award of prejudgment interest and no final judgment has been entered. See Notes 1 and 12.

         We had previously accrued expenses of $35.2 million related to amounts billed and unpaid under the Seamless Marketing agreement in fiscal years 2000 and 2001. In the first quarter of 2004, as a result of the jury's award of $51.5 million and our estimate of interest of $6.5 million, we increased this accrual by $22.8 million by recording $17.3 million as litigation verdict in the consolidated statements of operations and $5.5 million as property and equipment in the condensed consolidated balance sheet. The $5.5 million of property and equipment represents direct broadcast satellite receivers for which we retained title. In addition, we recorded $5.1 million of depreciation expense related to this property and equipment.

Other Legal Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. We believe that the ultimate liability, if any, with respect to these claims will not have a material effect on our consolidated operations, cash flows, or financial position.

11.  NEW ACCOUNTING PRONOUNCEMENTS

         FIN 46 was originally issued by the FASB in January 2003 and was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Effective March 31, 2004, we adopted the provisions of FIN 46 and initially consolidated KB Prime Media as a variable interest entity.

         We entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement, as later amended and modified, we agreed to provide and maintain collateral for the principal amount of bank loans to Mr. Butcher, his affiliated entities, and the minority owner. Mr. Butcher and the minority owner are required to lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher (the "KB Prime Media Companies") for the acquisition of television broadcast stations to be programmed by us pursuant to local marketing agreements or for which we have the right to sell all of the advertising time pursuant to sales agreements. Under the 1998 arrangement, as amended, the KB Prime Media Companies granted us an option to purchase all of its broadcast station licenses, permits, and/or assets, in whole or in part, if and when permitted by applicable Federal Communications Commission ("FCC") rules and regulations. The option price is based upon the cost attributed to an asset, plus compound interest at 12% per year. The arrangement with Mr. Butcher permits us to realize the benefit or cost savings for programming and collecting revenues from two or more stations in a television market where the FCC's ownership rules would otherwise prohibit outright ownership.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In February 2004, the FCC preliminarily granted a new, digital only, full power construction permit to the KB Prime Media Companies for a broadcast television station licensed to Hammond, Louisiana to be located in the New Orleans designated market area. This approval became final in April 2004. In March 2004, we exercised our option to acquire the construction permit and filed an application with the FCC to transfer the Hammond station's license to Pegasus Satellite. The option price for the construction permit is estimated to be $1.5 million and will further reduce, to the extent outstanding, our cash that collateralizes bank loans of the related party from which we will purchase the permit. In March 2004, we exercised an option to acquire for approximately $2.0 million a broadcast television station in Scranton, Pennsylvania from the KB Prime Media Companies. The amount paid by us will further reduce, to the extent outstanding, our cash that collateralizes bank loans of the related party from which we will purchase the station. In May 2004, we filed an application with the FCC to transfer the Scranton station's license to Pegasus Satellite.

         We and KB Prime Media Companies amended the 1998 agreement effective February 1, 2004 to, among other things, (i) decrease the annual interest rate from 12% to a rate equal to the borrowing interest rate of the KB Prime Media Companies (2.9% as of March 31, 2004) plus 3% and (ii) limit the amount of corporate expenses that would be reimbursed.

         At March 31, 2004, Pegasus Media consolidated $4.2 million of assets and $6.4 million of liabilities of the KB Prime Media Companies. Pursuant to our arrangement with the KB Prime Media Companies, $6.8 million and $6.6 million of our cash was used to collateralize bank loans at March 31, 2004 and December 31, 2003, respectively. Such cash is classified as other noncurrent assets in the accompanying condensed consolidated balance sheets. Creditors of the KB Prime Media Companies have no other recourse to us. In addition, the KB Prime Media Companies held 2,574 shares of Pegasus Communications' Class A common stock. Such shares had an aggregate cost basis of $100 thousand and have been classified as treasury stock.

         The consolidation of the KB Prime Media Companies resulted in a cumulative effect of a $2.1 million loss for the three months ended March 31, 2004.

Pegasus Communications

         Pegasus Satellite has acquired from unaffiliated parties 657,604 shares of Pegasus Communications' Class A common stock. At March 31, 2004, the carrying amount of the shares was $8.0 million. While Pegasus Satellite's investment in Pegasus Communications' Class A common stock is a variable interest, Pegasus Satellite is not the primary beneficiary of Pegasus Communications. Therefore, consolidation by Pegasus Satellite of Pegasus Communications is not required under FIN 46.

         At March 31, 2004, Pegasus Satellite's maximum exposure to loss as a result of its investment in Pegasus Communications is $8.0 million, representing the carrying amount of the shares of Class A common stock of Pegasus Communications.

Other

      In March 2004, the Emerging Issues Task Force ("EITF") finalized Issue 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, `Earnings Per Share'" ("EITF 03-06"). EITF 03-06 provides guidance for evaluating whether a security meets the definition of a participating security in FASB Statement 128. This guidance is applicable beginning in the second quarter of 2004. We are evaluating the impact of the adoption of EITF 03-06 on our financial position and results of operations.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. RESTATEMENT OF FINANCIAL STATEMENTS

         We have restated our previously issued interim financial statements filed in our Form 10-Q for the quarter ended March 31, 2003 to properly reflect income taxes associated with continuing and discontinued operations. The effect of this restatement is summarized in the table below.

                                                                                      As
                                                                                  Originally         As
                                                                                   Reported       Restated
                                                                                  -------------------------
           Net benefit for income taxes                                            $ (2,729)         $ (893)
           Loss before discontinued operations                                      (33,497)        (35,233)
           Income from discontinued operations, net of income tax expense             4,454           4,454
           Net loss                                                                 (29,043)        (30,879)

         We will restate in the statements of operations in our 2003 Form 10-K for the years ended December 31, 2003 and 2002 the allocation of income tax expense (benefit) between continuing operations and discontinued operations. We will also restate in the unaudited quarterly financial information note to our financial statements in our 2003 Form 10-K for the years ended December 31, 2003 and 2002 the allocation of the full year income expense (benefit) among the quarters of each year, as well as the allocation of the quarterly income tax expense (benefit) for each year between continuing operations and discontinued operations. While the restatements of the unaudited quarterly financial information will result in changes in the amount of net loss by quarter, there will not be any changes in the amount of net loss for the 2003 and 2002 annual periods. For the 2003 year, the total impact on the results of operations will be to decrease the loss from continuing operations and to decrease the income from discontinued operations by the same amount, resulting in no impact on net loss for the year. For the 2002 year, there will be no impact on net loss for the year. These restatements will not have any impact on total income tax benefit, financial position, or cash flows for the annual periods in which the changes take place.

         We intend to file within a reasonable period of time an amendment to our 2003 Form 10-K report with the Securities and Exchange Commission to reflect these changes.

         Our independent auditors have advised us that the restatement of the financial statements will require them to reissue their audit report. They have advised us that their audit report may contain a going concern modification because of the uncertainty of the impact of the April 14, 2004 jury verdict in the Seamless Marketing litigation. The nature of their report, with respect to whether or not it will contain a going concern modification, will depend upon, among other matters, the status of Pegasus Satellite Television's efforts to resolve the issues raised by the verdict and expected judgment against it when the audit report is rendered. If the audit report contains such a modification, it would represent an event of default under Pegasus Satellite's and Pegasus Media's credit agreements and indentures, which if not cured, would permit the creditors of Pegasus Satellite and Pegasus Media to accelerate the maturity of their indebtedness. See Note 10.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to Pegasus Communications that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. These statements may differ materially from actual future events or results. When used in this Report, the words "estimate," "project," "believe," "anticipate," "hope," "intend," "expect," and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ from those contained in the forward looking statements. Such factors include the risks described in this section below and elsewhere in this Report and, although it is not possible to create a comprehensive list of all factors that may cause actual results to differ from our forward looking statements, such factors include, but are not limited to, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV, Inc. and the National Rural Telecommunications Cooperative ("NRTC"); litigation with DIRECTV, Inc., including the judgment when entered with respect to the Seamless Marketing litigation; the recent change of control of DIRECTV, Inc.; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition, including our ability to offer local programming in our direct broadcast satellite markets; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; an expansion of land based communications systems; technological developments and difficulties; an inability to obtain intellectual property licenses and to avoid committing intellectual property infringement; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors mentioned in this report and in other reports filed from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein. We restated our consolidated financial statements for the quarter ended March 31, 2003. See Note 12 of the Notes to Consolidated Financial Statements.

GENERAL

         All references to "we," "us," and "our" refer to Pegasus Satellite Communications, Inc., together with its direct and indirect subsidiaries. "Pegasus Satellite" refers to Pegasus Satellite Communications, Inc., individually as a separate entity. "Pegasus Communications" refers to Pegasus Communications Corporation, the parent company of Pegasus Satellite Communications, Inc., individually as a separate entity. "Pegasus Media" refers to Pegasus Media & Communications, Inc., a wholly owned subsidiary of Pegasus Satellite. Other terms used are defined as necessary where they first appear.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

         The following sections focus on our direct broadcast satellite business, as this is our only significant business segment.

SIGNIFICANT RISKS AND UNCERTAINTIES

         We have a history of losses principally due to the substantial amounts incurred for interest expense and noncash depreciation and amortization. Consolidated net losses were $136.7 million, $109.4 million, and $285.2 million for 2003, 2002, and 2001, respectively. We have an accumulated deficit balance of $1.0 billion at March 31, 2004.

         We are highly leveraged. At March 31, 2004, we had a combined carrying amount of long term debt (including the portion that is current) and redeemable preferred stock outstanding of $1.6 billion. We dedicate a substantial portion of cash to pay amounts associated with debt. In fiscal years 2003 and 2002, we paid interest of $118.8 million and $111.0 million, respectively. Our high leverage makes us more vulnerable to adverse economic and industry conditions and limits our flexibility in planning for or reacting to changes in our business and the industries in which we operate. Our ability to make payments on and to refinance indebtedness and redeemable preferred stock outstanding and to fund operations, planned capital expenditures, and other activities and to fund preferred stock requirements depends on our ability to generate cash in the future. Our ability to generate cash depends on the success of our business strategy, prevailing economic conditions, regulatory risks, competitive activities by other parties, the business strategies of DIRECTV, Inc. and the NRTC, equipment strategies, technological developments, levels of programming costs and subscriber acquisition costs, levels of interest rates, and financial, business, and other factors that are beyond our control. We cannot assure that our business will generate sufficient cash flows from operations or that alternative financing will be available to us in amounts sufficient to fund the needs previously specified. Our indebtedness and preferred stock contain numerous covenants that, among other things, generally limit our ability to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets, and enter into other transactions, and impose limitations on the activities of our subsidiaries. Failure to make debt payments or comply with covenants could result in an event of default that, if not cured or waived, could adversely impact us.

         On April 14, 2004, the jury returned a verdict in favor of DIRECTV, Inc. in the Seamless Marketing litigation. The jury's verdict awarded DIRECTV, Inc. $51.5 million on DIRECTV, Inc.'s breach of contract and open book account claims. On April 16, 2004 DIRECTV, Inc. filed with the court a request for an award of prejudgment interest on the verdict. In that filing, DIRECTV, Inc. requested an award of interest in the amount of $12.6 million. On April 23, 2004, Pegasus Satellite Television filed an opposition to DIRECTV, Inc.'s request for an award of prejudgment interest, which, among other things contends that prejudgment interest, if available at all, should not be calculated in the manner argued by DIRECTV, Inc. If the court determines that prejudgment interest should be awarded, we believe the reasonably possible range of interest charged would be between $6.5 million and $12.6 million. Under FAS 5, we have recorded the low end of the reasonably possible range as an accrual in the amount of $6.5 million for prejudgment interest. The Court has not yet ruled on the request for an award of prejudgment interest and no final judgment has been entered with respect to the $51.5 million verdict and interest, if any. See Note 10 of the Notes to Consolidated Financial Statements. The Court could rule on the request for an award of prejudgment interest at any time, and we expect that the judgment with respect to the $51.5 million verdict and prejudgment interest will be entered after or concurrently with that determination. The Court also has not determined the amount of the bond or other collateral that may be required to be posted by Pegasus Satellite Television in order to stay execution on the judgment pending an appeal of the judgment. The amount of the bond or other collateral may exceed the amount of the verdict plus prejudgment interest. In order to post a bond, Pegasus Satellite will likely be required to collateralize the bond with cash or other liquid assets in an amount equal to or in excess of the amount of the bond.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

         Pegasus Satellite is currently considering all available alternatives that would enable it to address the judgment. As of May 14, 2004, however, Pegasus Satellite Television's available cash and projected cash generation are not sufficient to enable it to pay the judgment and we cannot provide any assurance that Pegasus Satellite Television will be able to do so within the required time period after the judgment is entered. The failure to pay the judgment or post collateral or a bond pending appeal of the verdict within the required time period, which could be as little as two weeks after the judgment is entered, would entitle DIRECTV, Inc. to execute on the judgment. Such an occurrence would be disruptive to Pegasus Satellite Television's operations. Pegasus Satellite Television's failure to pay, bond or satisfy the judgment would result, after the expiration of additional specified time periods, in events of default under the Pegasus Media credit agreement, the Pegasus Satellite term loan agreement, and Pegasus Satellite's publicly held debt securities. Failure by Pegasus Satellite Television to satisfy the judgment or bond the judgment pending appeal or defaults under the indebtedness of Pegasus Satellite and Pegasus Media, unless such defaults were waived, might obligate Pegasus Satellite Television, Pegasus Satellite and/or Pegasus Media to seek protection under the bankruptcy laws. We do not believe that Pegasus Communications or its direct subsidiaries other than Pegasus Satellite would be the subject of such proceedings, if they were to occur, since Pegasus Communications is not obligated under the expected judgment or the indebtedness of Pegasus Satellite and Pegasus Media. As of March 31, 2004 and May 14, 2004, Pegasus Communications and its direct subsidiaries other than Pegasus Satellite had available cash of $55.2 million and approximately $60.0 million, respectively.

         Pegasus Satellite may seek to meet its other short and longer term needs by issuing new debt and/or equity securities, refinancing existing debt and/or preferred stock outstanding, continuing to extend maturities of existing debt by issuing debt with later maturities in exchange for debt with earlier maturities, like the exchange discussed above, or securing some other form of financing. Our financing options and opportunities will be impacted by the results of our litigation and contractual disputes with DIRECTV, Inc. and by conditions in the capital markets due to general economic conditions, and in particular, the economic conditions in the cable and satellite sector, over which we have no control. However, we cannot make any assurances that Pegasus Satellite will be successful in meeting such needs and continue in its present form. See Note 12 of the Notes to Consolidated Financial Statements.

         As a result of the verdict in the Seamless Marketing litigation and the resulting risks and uncertainties discussed above, we performed an analysis of our direct broadcast satellite rights to determine whether any impairment had occurred. No impairment charge was required because the projected undiscounted cash flows associated with this asset group exceed the carrying amount of the asset group. As discussed in Note 10, of the Notes to Consolidated Financial Statements, an unfavorable ruling that the initial term of our agreements with the NRTC is determined by DBS-1 could have a material adverse impact on our business and would lead to a reassessment of the carrying amount of our direct broadcast satellite rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base).

         On April 26, 2004, a major rating agency reduced the corporate credit rating for Pegasus Communications, Pegasus Satellite, and Pegasus Media from CCC+ to CCC. We believe that this downgrade will not have a significant impact on our liquidity and capital resources because our rating prior to the downgrade was generally considered to be speculative. Our access to external sources of liquidity and capital resources will be impacted more by the results of our litigation with DIRECTV, Inc. and by conditions in the capital markets due to general economic conditions, and in particular, the economic conditions in the cable and satellite sector, over which we have no control.

         We have been involved in significant litigation with DIRECTV, Inc. in addition to the Seamless Marketing litigation referenced above. While this other litigation has been concluded in the United States District Court, Central District of California, the parties may still appeal rulings in those proceedings. Our litigation with DIRECTV, Inc. may have a bearing on our estimation of the useful lives of our direct broadcast satellite rights assets. The estimated useful life that DBS-1 could have for purposes of our DBS rights may be disputed, but according to public documents of DIRECTV, Inc., DBS-1's

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

useful life is currently estimated to expire in 2009. An unfavorable ruling that the initial term of our agreements with the NRTC is determined by DBS-1 could lead to a reassessment of the carrying amount of our DBS rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base). Likewise, if we are able to, and elect to, participate in the conditional settlement reached among DIRECTV, Inc., the NRTC, and the class and use estimates of future cash flows through June 30, 2011 instead of 2016, we could reassess the carrying amounts of our DBS rights. In the case of an unfavorable result relating to the term of our agreements or participation in the conditional settlement, we currently estimate that we could record an impairment loss with respect to our DBS rights of approximately $350 million to $550 million, and that annual amortization expense for DBS rights could increase by $26 million to $45 million. See Note 10 of the Notes to Consolidated Financial Statements for information regarding this litigation.

         Because we are a distributor of DIRECTV, we may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities, or services of DIRECTV, Inc.

         Our principal business is the direct broadcast satellite business. For the three months ended March 31, 2004, the direct broadcast satellite business had a $4.1 million loss from operations compared to income from operations of $10.7 million for the same period of 2003. The decline in the current year was due to incremental litigation verdict expense of $17.3 million and incremental depreciation expense of $5.1 million as a result of the unfavorable litigation verdict. See Note 10 of the Notes to Consolidated Financial Statements for further information. Excluding the impact of the litigation verdict, the direct broadcast satellite business had income from operations of $18.3 million for the three months ended March 31, 2004, an increase of $7.6 million compared to the same period of 2003. Expenses related to the litigation verdict were partially offset by current year improvement in operating results as a result of our direct broadcast satellite business strategy. Continued improvement in results from operations, excluding litigation activity, will in large part depend upon our obtaining a sufficient number of quality subscribers, retaining these subscribers for extended periods of time, and improving margins from them. While our direct broadcast satellite business strategy has resulted in an increase in income from operations, that strategy along with other very significant factors has contributed to a certain extent to the decrease in the number of subscribers for the three months ended March 31, 2004 and a decrease in direct broadcast satellite net revenues for the three months ended March 31, 2004 compared to the same period last year. These other factors include a significant competitive disadvantage that we experience in a large number of our territories in which EchoStar Communications Corporation ("EchoStar"), a competing direct broadcast satellite provider, provides local channels but DIRECTV, Inc. does not; competition from EchoStar other than with respect to local channels; and competition from digital cable providers. The number of territories in which we are disadvantaged by not providing local channel service increased in 2003 and in the first quarter of 2004, and we believe will continue to increase through May 2004 because of DIRECTV, Inc.'s delay in launching its DIRECTV 7S spot beam satellite to provide local channels in markets where EchoStar offers or is introducing local channels, and DIRECTV, Inc.'s failure to provide certain of our key markets with local channels. DIRECTV, Inc. launched its 7S spot beam satellite on May 4, 2004.

         We expect that our direct broadcast satellite business strategy and the other factors discussed above will result in further decreases in the number of our direct broadcast satellite subscribers and our direct broadcast satellite net revenues when compared to prior periods, but we believe that our results from operations for the direct broadcast satellite business will not be significantly impacted. We cannot make any assurances that this will be the case, however. If a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll, we are not able to enroll a sufficient number of quality subscribers, and/or we are not able to maintain adequate margins from our subscribers, our results from operations may not improve or improved results that do occur may not be sustained.

RESTATEMENT OF FINANCIAL STATEMENTS

         We have restated our previously issued interim financial statements filed in our Form 10-Q for the quarter ended March 31, 2003 to properly reflect income taxes associated with continuing and discontinued operations. The effect of this restatement is summarized in the table below.

                                                                                      As
                                                                                  Originally         As
                                                                                   Reported       Restated
                                                                                  ----------     ----------
           Net benefit for income taxes                                           $  (2,729)     $    (893)
           Loss before discontinued operations                                      (33,497)       (35,233)
           Income from discontinued operations, net of income tax expense             4,454          4,454
           Net loss                                                                 (29,043)       (30,879)

         We will restate in the statements of operations in our 2003 Form 10-K for the years ended December 31, 2003 and 2002 the allocation of income tax expense (benefit) between continuing operations and discontinued operations. We will also restate in the unaudited quarterly financial information note to our financial statements in our 2003 Form 10-K for the years ended December 31, 2003 and 2002 the allocation of the full year income expense (benefit) among the quarters of each year, as well as the allocation of the quarterly income tax expense (benefit) for each year between continuing operations and discontinued operations. While the restatements of the unaudited quarterly financial information will result in changes in the amount of net loss by quarter, there

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

will not be any changes in the amount of net loss for the 2003 and 2002 annual periods. For the 2003 year, the total impact on the results of operations will be to decrease the loss from continuing operations and to decrease the income from discontinued operations by the same amount, resulting in no impact on net loss for the year. For the 2002 year, there will be no impact on net loss for the year. These restatements will not have any impact on total income tax benefit, financial position, or cash flows for the annual periods in which the changes take place.

         We intend to file within a reasonable period of time an amendment to our 2003 Form 10-K report with the Securities and Exchange Commission to reflect these changes.

         Our independent auditors have advised us that the restatement of the financial statements will require them to reissue their audit report. They have advised us that their audit report may contain a going concern modification because of the uncertainty of the impact of the April 14, 2004 jury verdict in the Seamless Marketing litigation. The nature of their report, with respect to whether or not it will contain a going concern modification, will depend upon, among other matters, the status of Pegasus Satellite Television's efforts to resolve the issues raised by the verdict and expected judgment against it when the audit report is rendered. If the audit report contains such a modification, it would represent an event of default under Pegasus Satellite's and Pegasus Media's credit agreements and indentures, which if not cured, would permit the creditors of Pegasus Satellite and Pegasus Media to accelerate the maturity of their indebtedness. See Note 10.

DIRECT BROADCAST SATELLITE BUSINESS STRATEGY

         Our direct broadcast satellite business strategy focuses on increasing the quality of new subscribers and the composition of our existing subscriber base, enhancing the returns on investment in our subscribers, generating free cash flow, and preserving liquidity. The primary focus of our "Quality First" strategy is to improve the quality and creditworthiness of our subscriber base. Our goal is to acquire and retain high quality subscribers, to cause average subscribers to become high quality subscribers, and to reduce acquisition and retention investments in low quality subscribers. To achieve these goals, our subscriber acquisition, development, and retention efforts focus on subscribers who are less likely to churn and who are more likely to subscribe to more programming services, including local and network programming, and to use multiple receivers. Our strategy includes a significant emphasis on credit scoring of potential subscribers, adding and upgrading subscribers in markets where DIRECTV, Inc. offers local channels, and obtaining subscribers who use multiple receivers. It is our experience that these attributes are closely correlated with lower churn, increased cash flow, and higher returns on investment. Our strategy also includes the use of behavioral and predictive scores to group subscribers and to design retention campaigns, upgrade offers, and consumer offers consistent with our emphasis on acquiring and retaining high quality subscribers and reducing our investment in lower quality subscribers.

RESULTS OF OPERATIONS

         In this section, amounts and changes specified are for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 (restated
- see Note 12), unless indicated otherwise. With respect to our results from operations, we focus on our direct broadcast satellite business, as this is our only significant business.

Direct Broadcast Satellite

Subscribers:

         We had 1,113,416 subscribers at March 31, 2004, a net decrease of 41,685 from the number of subscribers at December 31, 2003. The average number of subscribers outstanding during the three months ended March 31, 2004 and 2003 was 1,133,837 and 1,293,416, respectively. Gross subscriber additions for the three months ended March 31, 2004 and 2003 were 26,901 and 38,990, respectively. In addition to the effects of our "Quality First" strategy on the number of our subscribers, other reasons for the decrease in subscribers include a significant competitive disadvantage that we experience in a large number of our territories in which EchoStar provides local channels but DIRECTV, Inc. does not; competition from EchoStar other than with respect to local channels; and competition from digital cable providers. The number of territories in which we are disadvantaged by not providing local channel service increased in 2003 and in the first quarter of 2004, and we believe will continue to increase through May 2004 because of DIRECTV, Inc.'s delay in launching its DIRECTV 7S spot beam satellite to provide local channels in markets where EchoStar offers or is introducing local channels, and DIRECTV, Inc.'s failure to provide certain of our key markets with local channels. DIRECTV, Inc. launched its 7S spot beam satellite on May 4, 2004. Additionally, we believe that all other factors cited above contributing to our subscriber losses will continue over the near term.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

         DIRECTV, Inc., according to its most recent statements, intends to provide in 2004 local broadcast network services to an additional 31 DMAs that we serve, as a result of the successful launch of the DIRECTV 7S spot beam satellite on May 4, 2004. If completed, this will increase the number of local broadcast network eligible households in our markets by approximately 2.5 million, to a total of approximately 5.7 million households. DIRECTV, Inc., according to its most recent statements, also intends to provide local broadcast network services in 15 DMAs that we serve, representing approximately 794,000 households, using capacity at the 72.5(degree) west longitude orbital location, which is assigned to Canada. Based on the recent statements of DIRECTV, Inc. described above, the total number of households in our markets that will be eligible for local broadcast network services in 2004 will increase to approximately 6.5 million, or 77% of the total households in our markets.

         The table below summarizes the impact of DIRECTV, Inc.'s stated planned DIRECTV 7S and 72.5(degree) west longitude orbital location satellites on local broadcast network services availability in our markets using three different scenarios. As described above, if all launches are completed as stated by DIRECTV, Inc. the majority (approximately 77%) of households residing in our markets will have access to local channel service in 2004. Additionally, the table shows the number of our households where DISH has an advantage with respect to local channel availability. This local service disadvantage to us decreases significantly from 3.3 million of our households as of May 6, 2004 to approximately 153,000 households with the successful launch of DIRECTV 7S and re-slotting of the existing satellite to 72.5(degree) west orbital location. The amounts in the table are approximations.

                           Our Households                                                              Our
                         with Local Channel            Our Households Where Local                      Total
 Launch Scenarios           Availability               Channels are Not Available:                  Households*
--------------------     --------------------  -----------------------------------------------    --------------
                                                   For          DISH Has and
                                                 Neither          We Do Not          Total
                                               Us or Dish
No Launch of D7S
   or re-slotting
   to 72.5(degree)
                                 3,196,991       1,911,537           3,288,121      5,199,658         8,396,649
Launch of D7S only
                                 5,691,923       1,758,291             946,435      2,704,726         8,396,649
Launch of Both D7S
   and re-slotting
   to 72.5(degree)
                                 6,485,807       1,758,291             152,551      1,910,842         8,396,649

* Total number of our households at April 30, 2004.

         Despite the decrease in subscribers of 41,685 from December 31, 2003 to March 31, 2004, and the decrease in average subscribers of 159,579 versus average subscribers in the first three months of 2003, our continued focus on our "Quality First" strategy has contributed to a $5.21 increase in average monthly revenue generated per subscriber ("ARPU"), which grew to $58.18 from $52.97 at March 31, 2004 and 2003, respectively (see below for detailed discussion). This strategy has also increased direct broadcast satellite operating profit (loss) before depreciation and amortization, as adjusted for the litigation verdict, to $57.6 million from $52.6 million for the three months ended March 31, 2004 and 2003, respectively. Our direct broadcast satellite operating profit (loss) before depreciation and amortization, as adjusted for the litigation verdict, as a percent of revenue has also improved to 29.1% from 25.6% at March 31, 2004 and 2003, respectively.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

Revenues:

         Revenues decreased $7.6 million to $197.9 million primarily due to decreases in our recurring subscription revenue from our core, a la carte, and premium package offerings of $6.5 million and from pay per view revenues of $2.4 million, partially offset by increases in other revenues of $1.3 million. The decrease from our core, a la carte, and premium package offerings is primarily due to the net reduction in total subscribers described above, partially offset by increased ARPU as discussed above. Direct Operating Expenses:

         Programming expense decreased $3.4 million to $89.8 million primarily due to decreases in the cost of our core, a la carte, and premium package offerings of $2.7 million, and in the cost of our pay per view programming of $1.1 million. The decrease in the cost of our core, a la carte, and premium package offerings was primarily due to approximately $5.1 million of savings from the net reduction in total subscribers described above, partially offset by an increase of $2.4 million in certain per subscriber programming costs charged to us by the NRTC effective January 2004.

         Other subscriber related expenses decreased $7.9 million to $36.8 million primarily due to: (1) decreases in customer care costs of $2.9 million as a result of renegotiated rates for outsourced customer care services and reduced call volume due to a smaller subscriber base, (2) decreases in infrastructure, billing, and royalty fees expenses of $3.9 million as a result of the net reduction in total subscribers previously discussed and decreases in certain per subscriber and per receiver infrastructure costs charged to us by the NRTC effective January 2004, and (3) a reduction in bad debt expense of $1.0 million, primarily the result of our continued focus on improving the quality of our subscriber base.

Other Operating Expenses:

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

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

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

         Amounts associated with subscriber acquisition costs are contained in the following table (in thousands):

                                               Three Months Ended
                                                   March 31,
                                              2004            2003
                                          -------------    ------------
Gross subscriber acquisition costs:
Incurred                                      $ 13,414        $ 20,235
Capitalized                                      2,761           5,430
Deferred                                         3,289           6,201
                                          -------------    ------------
Expensed:                                      $ 7,364         $ 8,604
                                          =============    ============
    Promotions and incentives                  $ 3,118         $ 2,878
    Advertising and selling                      4,246           5,726
                                          -------------    ------------
       Total expensed                          $ 7,364         $ 8,604
                                          =============    ============
Amortization of amounts deferred               $ 4,743         $ 7,664
Depreciation of amounts capitalized              4,746           4,370

         Gross subscriber acquisition costs decreased $6.8 million primarily due to a lesser amount of gross subscriber additions in 2004 compared to 2003. Capitalized subscriber acquisition costs decreased as a result of an approximate 21,000 decrease in the number of receivers that we took title to that were delivered to new subscribers during the first three months of 2004. Deferred subscriber acquisition costs decreased as a result of an approximate 15,000 decrease in the number of gross subscriber additions for which certain direct and incremental subscriber acquisition costs were eligible for deferral during the first three months of 2004. Based on the gross subscriber additions during the first three months of 2004 and 2003 stated above, total subscriber acquisition costs per gross subscriber added were $499 and $519, respectively. The decrease was primarily due to: (1) lower aggregate dealer commission costs of $30 per gross subscriber added for the first three months of 2004 versus 2003, primarily as a result of increased direct channel sales as a relative percent of total sales; and (2) a decrease of $7 per gross subscriber in equipment and installation subsidies, primarily as a result of the increased use of refurbished receivers; partially offset by (3) the disproportionate impact of our sales administration and other indirect subscriber acquisition costs when divided by a substantially lower number of gross subscriber additions, which amounts to an impact of $12 per gross subscriber addition; and (4) an increase of $5 per gross subscriber added for costs of promotional introductory campaigns that provide programming at discounted rates to new subscribers.

Litigation Verdict:

         On April 14, 2004, the jury returned a verdict in favor of DIRECTV, Inc. in the Seamless Marketing litigation. The jury's verdict awarded DIRECTV, Inc. $51.5 million on DIRECTV, Inc.'s breach of contract and open book account claims. On April 16, 2004 DIRECTV, Inc. filed with the court a request for an award of prejudgment interest on the verdict. In that filing, DIRECTV, Inc. requested an award of interest in the amount of $12.6 million. On April 23, 2004, Pegasus Satellite Television filed an opposition to DIRECTV, Inc.'s request for an award of prejudgment interest, which, among other things contends that prejudgment interest, if available at all, should not be calculated in the manner argued by DIRECTV, Inc. If the court determines that prejudgment interest should be awarded, we believe the reasonably possible range of interest charged would be between $6.5 million and $12.6 million. Under FAS 5, we have recorded the low end of the reasonably possible range as an accrual in the amount of $6.5 million for prejudgment interest. The Court has not yet ruled on the request for an award of prejudgment interest and no final judgment has been entered. See
Note 10 of the Notes to Consolidated Financial Statements.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

         We had previously accrued expenses of $35.2 million related to amounts billed and unpaid under the Seamless Marketing agreement in fiscal years 2000 and 2001. In the first quarter of 2004, as a result of the jury's award of $51.5 million and our estimate of interest of $6.5 million, we increased this accrual by $22.8 million by recording $17.3 million as litigation verdict in the consolidated statements of operations and $5.5 million as property and equipment in the condensed consolidated balance sheet. The $5.5 million of property and equipment represents direct broadcast satellite receivers for which we retained title. In addition, we recorded $5.1 million of depreciation expense related to this property and equipment.

Depreciation and Amortization:

         Depreciation and amortization increased $2.5 million to $44.5 million primarily due to the incremental depreciation expense of $5.1 million recorded in the first quarter of 2004 in connection with the litigation verdict as described above. This increase was partially offset by decreased amortization of deferred subscriber acquisition costs of $3.0 million in 2004 compared to 2003 as a result of a lesser number of subscribers for which certain direct and incremental subscriber acquisition costs were being amortized during the first three months of 2004. Deferred subscriber acquisition costs are amortized over 12 months from the date they are incurred, which is when a new subscriber is added. Depreciation and amortization included depreciation of promotions and incentives capitalized of $4.7 million and $4.4 million for 2004 and 2003, respectively, and aggregate amortization of promotions and incentives and advertising and selling costs deferred of $4.7 million and $7.7 million for 2004 and 2003, respectively.

Other Statement of Operations and Comprehensive Loss Items

         Other operating expenses increased $1.6 million to $7.9 million primarily due to a one time stock award of $2.0 million, offset in part by legal fees associated with our DIRECTV, Inc. litigation that were $444 thousand lower in the current year.

     Interest expense increased $12.3 million to $50.2 million primarily due to:

     (1) dividends on Pegasus Satellite's 12-3/4% preferred stock of $6.4 million and interest on dividends in arrears of $865 thousand that were classified as interest expense in 2003 due to the stock being classified as a liability upon our adoption of Statement of Financial Accounting Standards No. 150 beginning July 1, 2003;
     (2) net incremental interest expense of $4.0 million associated with Pegasus Media's credit agreement, principally due to the Tranche D term loan of $300.0 million borrowed in October 2003 at a weighted average rate of 9.0%;
     (3) net interest of $3.4 million with respect to Pegasus Satellite's $100.0 million term loan due 2009 borrowed in August 2003 at a rate of 12.5%; and
     (4) net incremental interest expense of $841 thousand associated with Pegasus Satellite's 11-1/4% senior discount notes issued in a series of note exchanges in 2003;

offset in part by:

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


     (1) interest in the first quarter of 2003 of $2.7 million with respect to Pegasus Media's 12-1/2% notes due 2005 which were redeemed in September 2003 with outstanding principal of $67.9 million on the date of redemption;
     (2) a reduction of $935 thousand in interest associated with interest rate hedging financial instruments for Pegasus Media primarily due to the expiration of interest rate swap contracts in March 2003.

     There was no income tax expense or benefit on the loss from continuing operations in the three months ended March 31, 2004 due to the effect of an increase of $11.8 million to the valuation allowance recorded against the net deferred income tax asset balance at March 31, 2004. The increase to the valuation allowance was a charge to income taxes that offset income tax benefits provided by net operating losses in arriving at the net income tax benefit on the loss from continuing operations. The net deferred income tax asset balance at March 31, 2004 was $83.3 million, offset by a valuation allowance in the same amount. A valuation allowance sufficient to reduce the net deferred income tax asset balance to zero at March 31, 2004 was necessary because it was more likely than not that the benefits of the net deferred income tax asset will not be realized, based on our history of losses. The effect of the valuation allowance reduced our overall effective income tax rate on continuing operations for the three months ended March 31, 2004 to zero.

         In 2003, we completed the sale of three broadcast television stations in two separate transactions. One station was located in Mobile, Alabama and the other two stations were located in Mississippi. The aggregate sale price was $24.9 million cash, and we recognized a net gain on the sales of $10.3 million, including a gain of $7.4 million in the first three months of 2003. The operations of these stations, including the net gain recognized on the sales, are classified as discontinued in the statement of operations and comprehensive loss for all periods presented. For the three months ended March 31, 2003, aggregate revenues and pretax income from discontinued operations were $1.2 million and $7.2 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was originally issued in January 2003 and was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Effective March 31, 2004, we adopted the provisions of FIN 46 and initially consolidated KB Prime Media as a variable interest entity.

KB Prime Media

         We entered into an arrangement in 1998 with W.W. Keen Butcher, the stepfather of Marshall W. Pagon, and certain entities controlled by Mr. Butcher and the owner of a minority interest in one of the entities. Under this agreement, as later amended and modified, we agreed to provide and maintain collateral for the principal amount of bank loans to Mr. Butcher, his affiliated entities, and the minority owner. Mr. Butcher and the minority owner are required to lend or contribute the proceeds of those bank loans to one or more of the entities owned by Mr. Butcher (the "KB Prime Media Companies") for the acquisition of television broadcast stations to be programmed by us pursuant to local marketing agreements or for which we have the right to sell all of the advertising time pursuant to sales agreements. Under the 1998 arrangement, as amended, the KB Prime Media Companies granted us an option to purchase all of its broadcast station licenses, permits, and/or assets, in whole or in part, if and when permitted by applicable Federal Communications Commission ("FCC") rules and regulations. The option price is based upon the cost attributed to an asset, plus compound interest at 12% per year. The arrangement with Mr. Butcher permits us to realize the benefit or cost savings for programming and collecting revenues from two or more stations in a television market where the FCC's ownership rules would otherwise prohibit outright ownership. In March 2004 and May 2004, we filed applications with the FCC to transfer the licenses of two stations to Pegasus Satellite.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


         We and KB Prime Media Companies amended the 1998 agreement effective February 1, 2004 to, among other things, (i) decrease the annual interest rate from 12% to a rate equal to the borrowing interest rate of the KB Prime Media Companies (2.9% as of March 31, 2004) plus 3% and (ii) limit the amount of corporate expenses that would be reimbursed.

         At March 31, 2004, Pegasus Media consolidated $4.2 million of assets and $6.4 million of liabilities of the KB Prime Media Companies. Pursuant to our arrangement with the KB Prime Media Companies, $6.8 million and $6.6 million of our cash was used to collateralize bank loans at March 31, 2004 and December 31, 2003, respectively. Such cash is classified as other noncurrent assets in the accompanying balance sheets. Creditors of the KB Prime Media Companies have no other recourse to us. In addition, the KB Prime Media Companies held 2,574 shares of Pegasus Communications' Class A common stock. Such shares had an aggregate cost basis of $100 thousand and have been classified as treasury stock.

         The consolidation of the KB Prime Media Companies resulted in a cumulative effect of a $2.1 million loss for the three months ended March 31, 2004.

Pegasus Communications

         Pegasus Satellite has acquired from unaffiliated parties 657,604 shares of Pegasus Communications' Class A common stock. At March 31, 2004, the carrying amount of the shares was $8.0 million. While Pegasus Satellite's investment in Pegasus Communications' Class A common stock is a variable interest, Pegasus Satellite is not the primary beneficiary of Pegasus Communications. Therefore, consolidation by Pegasus Satellite of Pegasus Communications is not required under FIN 46.

         At March 31, 2004, Pegasus Satellite's maximum exposure to loss as a result of its investment in Pegasus Communications is $8.0 million, representing the carrying amount of the shares of Class A common stock of Pegasus Communications.

Other

      In March 2004, the Emerging Issues Task Force ("EITF") finalized Issue 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, `Earnings Per Share'" ("EITF 03-06"). EITF 03-06 provides guidance for evaluating whether a security meets the definition of a participating security in FASB Statement 128. This guidance is applicable beginning in the second quarter of 2004. We are evaluating the impact of the adoption of EITF 03-06 on our financial position and results of operations.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and cash equivalents on hand at March 31, 2004 of $9.1 million compared to $27.0 million at December 31, 2003. The change in cash is discussed below in terms of the amounts shown in our statement of cash flows.

         Net cash used for operating activities was $1.3 million and $5.2 million for the three months ended March 31, 2004 and 2003, respectively. The improvement was primarily the result of improved operating performance and cash generation by the direct broadcast satellite business, as direct broadcast satellite operating profit before depreciation and amortization, as adjusted for the litigation verdict, increased by $5.0 million in the three months ended March 31, 2004 compared to 2003, to $57.6 million from $52.6 million, and deferred subscriber acquisition costs decreased by $2.9 million in the three months ended March 31, 2004 compared to 2003, to $3.3 million from $6.2 million. These improvements were partially offset by a $3.9 million increase in interest paid during the current year quarter, primarily as a result of higher debt outstanding and higher interest rates during the first three months of 2004.

         For the three months ended March 31, 2004, net cash of $6.7 million was used for investing activities, compared to net cash provided by investing activities of $4.1 million in the same period of 2003. The amount in the 2004 period primarily consisted of $4.2 million for the January 2004 purchase of an FCC license for a broadcast television station in Gainesville, Florida and $2.6 million of purchases of direct broadcast satellite equipment. The amount in the 2003 period primarily consisted of net proceeds of $11.0 million from the sale of our broadcast television station located in Mobile, Alabama, offset in part by purchases of direct broadcast satellite equipment capitalized of $5.4 million.

         For the three months ended March 31, 2004, net cash of $10.0 million was used for financing activities, compared to net cash provided by financing activities of $3.7 million in the same period of 2003. The primary financing activities in the 2004 period were $7.2 million of repayments of a promissory note payable to Pegasus Communications, $2.5 million of debt financing costs, and repayments of long term debt of $775 thousand. The primary financing activities in the 2003 period were proceeds of $6.9 million from a promissory note arrangement with Pegasus Communications, partially offset by repayments of long term debt of $3.1 million.

         In February 2004, we exercised an option to acquire from a related party a broadcast television station serving Portland, Maine for approximately $3.8 million. It is anticipated that our acquisition of this station will result in the release of approximately $4.0 million of our cash that collateralizes bank loans of the related party from which we will purchase the station. In February 2004, the FCC preliminarily granted a new, digital only, full power construction permit to this same related party for a broadcast television station licensed to Hammond, Louisiana to be located in the New Orleans designated market area. This approval became final in April 2004. In March 2004, we exercised our option to acquire the construction permit and filed an application with the FCC to transfer the Hammond station's license to Pegasus Satellite. The option price for the construction permit is estimated to be $1.5 million and will further reduce, to the extent outstanding, our cash that collateralizes bank loans of the related party from which we will purchase the permit. In March 2004, we exercised an option to acquire for approximately $2.0 million a broadcast television station in Scranton, Pennsylvania from this same related party. The amount paid by us will further reduce, to the extent outstanding, our cash that collateralizes bank loans of the related party from which we will purchase the station. In May 2004, we filed an application with the FCC to transfer the Scranton station's license to Pegasus Satellite. Effective March 31, 2004, we began consolidating the KB Prime Media Companies as a variable interest entity under the provisions of FIN 46.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.

         In February 2004, Pegasus Media and its lenders entered into an amendment to its credit facility. The amendment, among other things, allows us to incur additional senior secured debt such that we and Pegasus Media can have total senior secured debt of up to $650.0 million.

         On April 14, 2004, the jury returned a verdict in favor of DIRECTV, Inc. in the Seamless Marketing litigation. The jury's verdict awarded DIRECTV, Inc. $51.5 million on DIRECTV, Inc.'s breach of contract and open book account claims. On April 16, 2004 DIRECTV, Inc. filed with the court a request for an award of prejudgment interest on the verdict. In that filing, DIRECTV, Inc. requested an award of interest in the amount of $12.6 million. On April 23, 2004, Pegasus Satellite Television filed an opposition to DIRECTV, Inc.'s request for an award of prejudgment interest, which, among other things contends that prejudgment interest, if available at all, should not be calculated in the manner argued by DIRECTV, Inc. If the court determines that prejudgment interest should be awarded, we believe the reasonably possible range of interest charged would be between $6.5 million and $12.6 million. Under FAS 5, we have recorded the low end of the reasonably possible range as an accrual in the amount of $6.5 million for prejudgment interest. The Court has not yet ruled on the request for an award of prejudgment interest and no final judgment has been entered with respect to the $51.5 million verdict and interest, if any. See Note 10 of the Notes to Consolidated Financial Statements. The Court could rule on the request for an award of prejudgment interest at any time, and we expect that the judgment with respect to the $51.5 million verdict and prejudgment interest will be entered after or concurrently with that determination. The Court also has not determined the amount of the bond or other collateral that may be required to be posted by Pegasus Satellite Television in order to stay execution on the judgment pending an appeal of the judgment. The amount of the bond or other collateral may exceed the amount of the verdict plus prejudgment interest. In order to post a bond, Pegasus Satellite will likely be required to collateralize the bond with cash or other liquid assets in an amount equal to or in excess of the amount of the bond.

         Pegasus Satellite is currently considering all available alternatives that would enable it to address the judgment. As of May 14, 2004, however, Pegasus Satellite Television's available cash and projected cash generation are not sufficient to enable it to pay the judgment and we cannot provide any assurance that Pegasus Satellite Television will be able to do so within the required time period after the judgment is entered. The failure to pay the judgment or post collateral or a bond pending appeal of the verdict within the required time period, which could be as little as two weeks after the judgment is entered, would entitle DIRECTV, Inc. to execute on the judgment. Such an occurrence would be disruptive to Pegasus Satellite Television's operations. Pegasus Satellite Television's failure to pay, bond or satisfy the judgment would result, after the expiration of additional specified time periods, in events of default under the Pegasus Media credit agreement, the Pegasus Satellite term loan agreement, and Pegasus Satellite's publicly held debt securities. Failure by Pegasus Satellite Television to satisfy the judgment or bond the judgment pending appeal or defaults under the indebtedness of Pegasus Satellite and Pegasus Media, unless such defaults were waived, might obligate Pegasus Satellite Television, Pegasus Satellite and/or Pegasus Media to seek protection under the bankruptcy laws. We do not believe that Pegasus Communications or its direct subsidiaries other than Pegasus Satellite would be the subject of such proceedings, if they were to occur, since Pegasus Communications is not obligated under the expected judgment or the indebtedness of Pegasus Satellite and Pegasus Media. As of March 31, 2004 and May 14, 2004, Pegasus Communications and its direct subsidiaries other than Pegasus Satellite had available cash of $55.2 million and approximately $60.0 million, respectively.

         Pegasus Satellite may seek to meet its other short and longer term needs by issuing new debt and/or equity securities, refinancing existing debt and/or preferred stock outstanding, continuing to extend maturities of existing debt by issuing debt with later maturities in exchange for debt with earlier maturities, or securing some other form of financing. Our financing options and opportunities will be impacted by the results of our litigation and contractual disputes with DIRECTV, Inc. and by conditions in the capital markets due to general economic conditions, and in particular, the economic conditions in the cable and satellite sector, over which we have no control. However, we cannot make any assurances that Pegasus Satellite will be successful in meeting such needs and continue in its present form. See Note 12 of the Notes to Consolidated Financial Statements.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


         As a result of the verdict in the Seamless Marketing litigation and the resulting risks and uncertainties discussed above, we performed an analysis of our direct broadcast satellite rights to determine whether any impairment had occurred. No impairment charge was required because the projected undiscounted cash flows associated with this asset group exceed the carrying amount of the asset group. As discussed in Note 10 of the Notes to Consolidated Financial Statements, an unfavorable ruling that the initial term of our agreements with the NRTC is determined by DBS-1 could have a material adverse impact on our business and would lead to a reassessment of the carrying amount of our direct broadcast satellite rights, as the underlying assumptions regarding estimated future cash flows associated with those rights could change (ignoring any renewal rights or alternatives to generate cash flows from our subscriber base).

         On April 26, 2004, a major rating agency reduced the corporate credit rating for Pegasus Communications, Pegasus Satellite, and Pegasus Media from CCC+ to CCC. We believe that this downgrade will not have a significant impact on our liquidity and capital resources because our rating prior to the downgrade was generally considered to be speculative. Our access to external sources of liquidity and capital resources will be impacted more by the results of our litigation with DIRECTV, Inc. and by conditions in the capital markets due to general economic conditions, and in particular, the economic conditions in the cable and satellite sector, over which we have no control.

         As indicated above and previously disclosed, we have engaged in transactions from time to time that involve the purchase, sale, and/or exchange of our securities, and may further do so in the future. Such transactions may be made in the open market or in privately negotiated transactions and may involve cash or the issuance of new securities or securities that we received upon purchase or exchange. The amount and timing of such transactions, if any, will depend on market conditions and other considerations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Because of our high leverage and our need from time to time to refinance our borrowings or to seek new or additional sources of funding, our principal market risk is exposure to market rates of interest. Although we manage our overall debt service on a continual basis, our principal exposure has been variable rates of interest associated with borrowings under our credit facilities, consisting of revolving credit and term loans.

LIQUIDITY

         On April 14, 2004, the jury returned a verdict in favor of DIRECTV, Inc. in the Seamless Marketing litigation. The jury's verdict awarded DIRECTV, Inc. $51.5 million on DIRECTV, Inc.'s breach of contract and open book account claims. On April 16, 2004 DIRECTV, Inc. filed with the court a request for an award of prejudgment interest on the verdict. In that filing, DIRECTV, Inc. requested an award of interest in the amount of $12.6 million. On April 23, 2004, Pegasus Satellite Television filed an opposition to DIRECTV, Inc.'s request for an award of prejudgment interest, which, among other things contends that prejudgment interest, if available at all, should not be calculated in the manner argued by DIRECTV, Inc. If the court determines that prejudgment interest should be awarded, we believe the reasonably possible range of interest charged would be between $6.5 million and $12.6 million. Under FAS 5, we have recorded the low end of the reasonably possible range as an accrual in the amount of $6.5 million for prejudgment interest. The Court has not yet ruled on the request for an award of prejudgment interest and no final judgment has been entered with respect to the $51.5 million verdict and interest, if any. See Note 10 of the Notes to Consolidated Financial Statements. The Court could rule on the request for an award of prejudgment interest at any time, and we expect that the judgment with respect to the $51.5 million verdict and prejudgment interest will be entered after or concurrently with that determination. The Court also has not determined the amount of the bond or other collateral that may be required to be posted by Pegasus Satellite Television in order to stay execution on the judgment pending an appeal of the judgment. The amount of the bond or other collateral may exceed the amount of the verdict plus prejudgment interest. In order to post a bond, Pegasus Satellite Television will likely be required to collateralize the bond with cash or other liquid assets in an amount equal to or in excess of the amount of the bond.

         Pegasus Satellite is currently considering all available alternatives that would enable it to address the judgment. As of May 14, 2004, however, Pegasus Satellite Television's available cash and projected cash generation are not sufficient to enable it to pay the judgment and we cannot provide any assurance that Pegasus Satellite Television will be able to do so within the required time period after the judgment is entered. The failure to pay the judgment or post collateral or a bond pending appeal of the verdict within the required time period, which could be as little as two weeks after the judgment is entered, would entitle DIRECTV, Inc. to execute on the judgment. Such an occurrence would be disruptive to Pegasus Satellite Television's operations. Pegasus Satellite Television's failure to pay, bond or satisfy the judgment would result, after the expiration of additional specified time periods, in events of default under the Pegasus Media credit agreement, the Pegasus Satellite term loan agreement, and Pegasus Satellite's publicly held debt securities. Failure by Pegasus Satellite Television to satisfy the judgment or bond the judgment pending appeal or defaults under the indebtedness of Pegasus Satellite and Pegasus Media, unless such defaults were waived, might obligate Pegasus Satellite Television, Pegasus Satellite and/or Pegasus Media to seek protection under the bankruptcy laws. We do not believe that Pegasus Communications or its direct subsidiaries other than Pegasus Satellite would be the subject of such proceedings, if they were to occur, since Pegasus Communications is not obligated under the expected judgment or the indebtedness of Pegasus Satellite and Pegasus Media. As of March 31, 2004 and May 14, 2004, Pegasus Communications and its direct subsidiaries other than Pegasus Satellite had available cash of $55.2 million and approximately $60.0 million, respectively.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


         Pegasus Satellite may seek to meet its other short and longer term needs by issuing new debt and/or equity securities, refinancing existing debt and/or preferred stock outstanding, continuing to extend maturities of existing debt by issuing debt with later maturities in exchange for debt with earlier maturities, like the exchange discussed above, or securing some other form of financing. Our financing options and opportunities will be impacted by the results of our litigation and contractual disputes with DIRECTV, Inc. and by conditions in the capital markets due to general economic conditions, and in particular, the economic conditions in the cable and satellite sector, over which we have no control. However, we cannot make any assurances that Pegasus Satellite will be successful in meeting such needs and continue in its present form. See Note 12 of the Notes to Consolidated Financial Statements.

         On April 26, 2004, a major rating agency reduced the corporate credit rating for Pegasus Communications, Pegasus Satellite, and Pegasus Media from CCC+ to CCC. We believe that this downgrade will not have a significant impact on our liquidity and capital resources because our rating prior to the downgrade was generally considered to be speculative. Our access to external sources of liquidity and capital resources will be impacted more by the results of our litigation with DIRECTV, Inc. and by conditions in the capital markets due to general economic conditions, and in particular, the economic conditions in the cable and satellite sector, over which we have no control.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 day period prior to March 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to determine the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these controls and procedures are effective in their design to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information has been accumulated and communicated to the management of the registrant, including the above indicated officers, as appropriate to allow timely decisions regarding the required disclosures. There have not been any changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For information relating to litigation with DIRECTV, Inc. and others, we incorporate by reference herein the disclosure reported under Note 10 of the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements can be found under Part I, Item 1 of this Quarterly Report on Form 10-Q. We have previously filed reports during the fiscal year disclosing some or all of the legal proceedings referenced above. In particular, we have reported on such proceedings in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Current Reports on Form 8-K dated January 5, 2004 and February 5, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the first quarter of 2004, Pegasus Satellite issued to an institutional investor an aggregate of $1.0 million principal amount of its 11-1/4% senior notes due January 2010 in exchange for $1.0 million principal amount of its 9-5/8% outstanding notes. The terms and conditions of the 11-1/4% notes issued in the exchanges are the same as those contained in the indenture for the notes of this series already outstanding. The 11-1/4% notes were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 and are eligible for resale under Rule 144A promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         As permitted by the certificate of designation for this series, our board of directors has the discretion to declare or not to declare any scheduled quarterly dividends for this series. The board of directors has not declared any of the scheduled semiannual dividends for this series since January 1, 2002. Dividends in arrears at March 31, 2004 were $46.9 million, with accrued interest thereon of $6.9 million. Dividends not declared accumulate in arrears and incur interest at a rate of 14.75% per year until paid. At March 31, 2004, $23.5 million of the amount of dividends in arrears, with interest thereon of $3.5 million, was payable to Pegasus Communications for the 12-3/4% preferred stock shares held by Pegasus Communications.

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

31.1*  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

-----------------
*  Filed herewith.

         b) Reports on Form 8-K

         On January 28, 2004, we filed a Current Report on Form 8-K dated January 26, 2004 reporting under Item 5 that we announced that we commenced a cash tender offer for up to $100 million aggregate principal amount of certain series of outstanding debt securities maturing in 2005 through 2007. We included as exhibits to the Form 8-K a copy of the press release announcing the tender offer and a copy of the tender offer documents.

         On February 4, 2004, we filed a Current Report on Form 8-K dated February 3, 2004 reporting under Item 5 that: (1) we intended to offer $100 million of senior notes; (2) we were in the process of seeking an amendment to the credit facility of our subsidiary, Pegasus Media, that would permit it to obtain a new senior secured term loan and would permit us and Pegasus Media to have a total of $650.0 million of senior secured debt; and (3) in December 2003, Pegasus Media established a $20.0 million revolving credit facility, maturing July 2006, secured by a parity lien on the collateral that secures the Pegasus Media term loans. We also announced selected financial information regarding our results of operations for the three and twelve months ended December 31, 2003 under Item 12 of Form 8-K. We included as exhibits to the Form 8-K copies of the press release announcing the tender offer and the press release announcing the fourth quarter financial information.

         On February 6, 2004, we filed a Current Report on Form 8-K dated February 5, 2004 reporting under Item 5 that: (1) we issued a press release responding to certain misstatements made in a press release issued by DIRECTV, Inc. on February 5, 2004; and (2) Pegasus Media and its lenders entered into an amendment to its credit facility which, among other things, allows us to incur additional senior secured debt such that we and Pegasus Media can have total senior secured debt of up to $650 million. We included as exhibits to the Form 8-K copies of our press release and the DIRECTV, Inc. press release.

         On February 17, 2004, we filed a Current Report on Form 8-K dated December 19, 2003 reporting under Item 5 that our subsidiary Pegasus Media (1) amended its term loan credit facility which is guaranteed by Pegasus Media's operating subsidiaries and is secured by a pledge by Pegasus Satellite Communications of all of the outstanding stock of Pegasus Media to permit us to obtain additional senior secured term loans, and (2) established a $20.0 million revolving credit facility, maturing July 2006, which is secured by a parity lien on the collateral that secures the Pegasus Media term loans. We included as exhibits to the Form 8-K the Pegasus Media revolving credit agreement and the amendment to the Pegasus Media term loan credit facility.

                     PEGASUS SATELLITE COMMUNICATIONS, INC.


SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Pegasus Satellite Communications, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Pegasus Satellite Communications, Inc.



     May 17, 2004                  By: /s/  Joseph W. Pooler, Jr.
---------------------              ------------------------------
         Date                      Joseph W. Pooler, Jr.
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)